Form 10-Q
period 2019-09-30
BridgeBio Pharma, Inc.
filed 2019-11-08
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019 the registrant had 123,574,967 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share amounts)

	September 30, 2019	December 31, 2018
Assets		(1)
Current assets:
Cash and cash equivalents	$413,973	$436,086
Short-term marketable securities	122,080	—
Prepaid expenses and other current assets	22,102	9,137
Total current assets	558,155	445,223
Property and equipment, net	2,984	1,575
Long-term marketable securities	75,886	—
PellePharm investment	907	17,050
Other assets	2,598	1,093
Total assets	$640,530	$464,941
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,270	$13,509
Accrued compensation and benefits	7,580	4,047
Accrued research and development liabilities	13,198	8,915
Accrued distributions to stockholders	—	997
LEO call option liability	4,021	3,009
Other accrued liabilities	4,789	2,100
Total current liabilities	39,858	32,577
Term loans, noncurrent	75,017	54,507
Other liabilities	1,388	495
Total liabilities	116,263	87,579
Commitments and contingencies (Note 10)
Redeemable convertible noncontrolling interests	2,570	122
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 and no shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000,000 and 97,412,870 shares authorized as of September 30, 2019 and December 31, 2018; 117,359,502 and 92,057,704 shares issued and outstanding as of September 30, 2019 and December 31, 2018	117	92
Additional paid-in capital	826,062	494,231
Accumulated other comprehensive income	152	—
Accumulated deficit	(366,573)	(179,444)
Total BridgeBio stockholders' equity	459,758	314,879
Noncontrolling interests	61,939	62,361
Total stockholders' equity	521,697	377,240
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$640,530	$464,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 3 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License revenue	$26,741	$—	$26,741	$—
Operating expenses:
Cost of license revenue	2,500	—	2,500	—
Research and development	55,278	31,148	152,462	88,871
General and administrative	23,495	10,308	59,381	29,206
Total operating expenses	81,273	41,456	214,343	118,077
Loss from operations	(54,532)	(41,456)	(187,602)	(118,077)
Other income (expense), net:
Interest income	2,736	528	6,505	531
Interest expense	(2,113)	(1,156)	(5,725)	(1,368)
Loss from ML Bio asset acquisition	(416)	—	(416)	—
Loss from PellePharm	(6,589)	—	(16,144)	—
LEO call option income (expense)	276	—	(1,012)	—
Other income (expense)	(26)	6	(40)	(1,296)
Total other income (expense), net	(6,132)	(622)	(16,832)	(2,133)
Net loss	(60,664)	(42,078)	(204,434)	(120,210)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	684	10,677	17,305	28,102
Net loss attributable to common stockholders of BridgeBio	$(59,980)	$(31,401)	$(187,129)	$(92,108)
Net loss per share, basic and diluted	$(0.51)	$(0.52)	$(1.86)	$(1.60)
Weighted-average shares used in computing net loss per share, basic and diluted	117,071,188	60,950,572	100,855,481	57,437,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(60,664)	(42,078)	$(204,434)	$(120,210)
Other comprehensive income:
Unrealized gain on available-for-sale securities	152	—	152	—
Comprehensive loss	$(60,512)	$(42,078)	$(204,282)	$(120,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(unaudited)

(in thousands, except shares and per share amounts)

	Redeemable				Accumulated		Total
	Convertible			Additional	Other		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2018 (1)	$122	92,057,704	$92	$494,231	$—	$(179,444)	$314,879	$62,361	$377,240
Issuance and vesting of restricted common stock and associated equity-based compensation expense	—	518,511	1	1,235	—	—	1,236	—	1,236
Repayment of nonrecourse notes	—	—	—	179	—	—	179	—	179
Issuance (repurchase) of noncontrolling interest	—	—	—	—	—	—	—	1,320	1,320
Transfers to (from) noncontrolling interest	870	—	—	(2,968)	—	—	(2,968)	2,098	(870)
Net loss	(790)	—	—	—	—	(61,185)	(61,185)	(7,461)	(68,646)
Balances as of March 31, 2019	202	92,576,215	93	492,677	—	(240,629)	252,141	58,318	310,459
Vesting of restricted common stock and related equity-based compensation expense	—	604,144	—	2,119	—	—	2,119	—	2,119
Equity-based compensation expense	—	—	—	69	—	—	69	—	69
Issuance (repurchase) of noncontrolling interest	—	—	—	—	—	—	—	(27,024)	(27,024)
Transfers to (from) noncontrolling interest	658	—	—	(25,440)	—	—	(25,440)	24,782	(658)
Net loss	(685)	—	—	—	—	(65,964)	(65,964)	(7,685)	(73,649)
Balances as of June 30, 2019	175	93,180,359	93	469,425	—	(306,593)	162,925	48,391	211,316
Vesting of restricted common stock and associated equity-based compensation expense	—	604,143	—	2,120	—	—	2,120	—	2,120
Equity-based compensation expense related to stock option plan	—	—	—	1,554	—	—	1,554	—	1,554
Equity-based compensation expense related to employee stock ownership plan	—	—	—	279	—	—	279	—	279
Issuance of common stock at $17.00 per share in connection with the initial public offering, net of issuance costs of $34,538	—	23,575,000	24	366,213	—	—	366,237	—	366,237
Issuance (repurchase) of noncontrolling interest	3,196	—	—	—	—	—	—	(98)	(98)
Transfers to (from) noncontrolling interest	(166)	—	—	(13,529)	—	—	(13,529)	13,695	166
Unrealized gains on available-for-sale securities	—	—	—	—	152	—	152	—	152
Net loss	(635)	—	—	—	—	(59,980)	(59,980)	(49)	(60,029)
Balances as of September 30, 2019	$2,570	117,359,502	$117	$826,062	$152	$(366,573)	$459,758	$61,939	$521,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

The consolidated balances as of December 31, 2018 are derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 3 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(unaudited)

(in thousands, except share and per share amounts)

	Redeemable					Total
	Convertible			Additional		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Paid-In	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balances as of December 31, 2017 (1)	$833	51,314,794	$51	$134,495	$(48,695)	$85,851	$2,498	$88,349
Vesting of restricted common stock and related equity-based compensation expense	—	449,371	1	321	—	322	—	322
Issuance (repurchase) of noncontrolling interest	15,617	—	—	—	—	—	553	553
Transfers to (from) noncontrolling interest	(11,286)	—	—	3,876	—	3,876	7,410	11,286
Net loss	(3,614)	—	—	—	(34,156)	(34,156)	(4,660)	(38,816)
Balances as of March 31, 2018	1,550	51,764,165	52	138,692	(82,851)	55,893	5,801	61,694
Vesting of restricted common stock and related equity-based compensation expense	—	450,775	—	325	—	325	—	325
Issuance of common stock at $4.29 per share, net of issuance costs of $0	—	8,455,861	8	36,292	—	36,300	—	36,300
Issuance (repurchase) of noncontrolling interest	46,710	—	—	—	—	—	96,689	96,689
Transfers to (from) noncontrolling interest	(41,450)	—	—	56,182	—	56,182	(14,732)	41,450
Net loss	(3,618)	—	—	—	(26,551)	(26,551)	(5,533)	(32,084)
Balances as of June 30, 2018	3,192	60,670,801	60	231,491	(109,402)	122,149	82,225	204,374
Vesting of restricted common stock and related equity-based compensation expense	—	451,560	1	325	—	326	—	326
Issuance (repurchase) of noncontrolling interest	—	—	—	—	—	—	974	974
Transfers to (from) noncontrolling interest	75	—	—	(2,253)	—	(2,253)	2,178	(75)
Net loss	(2,355)	—	—	—	(31,401)	(31,401)	(8,322)	(39,723)
Balances as of September 30, 2018	$912	61,122,361	$61	$229,563	$(140,803)	$88,821	$77,055	$165,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

The consolidated balances as of December 31, 2017 are derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 3 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
Operating activities:	2019	2018
Net loss	$(204,434)	$(120,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	145
Net accretion and amortization of premium and discounts on marketable securities	(69)	—
Equity-based compensation	11,367	2,954
Loss on disposal of property and equipment, net	63	7
Loss from ML Bio asset acquisition	416	—
Loss from PellePharm	16,144	—
Accretion of term loans and convertible promissory notes	722	541
Acquired in-process research and development assets	3,560	17,886
Shares issued under license agreements	220	134
LEO call option expense	1,012	—
Change in fair value of Eidos financial instruments	—	1,146
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,541)	(11,661)
Other assets	(1,664)	129
Accounts payable	(3,239)	8,953
Accrued compensation and benefits	3,533	2,369
Accrued research and development liabilities	4,284	6,136
Other accrued liabilities	2,689	1,164
Other liabilities	(65)	78
Net cash used in operating activities	(177,384)	(90,229)
Investing activities
Purchases of marketable securities	(197,745)	—
Cash paid for in-process research and development assets acquired	(2,500)	(16,000)
Cash and cash equivalents acquired in ML Bio asset acquisition	784	—
Purchases of property and equipment	(891)	(1,437)
Net cash used in investing activities	(200,352)	(17,437)
Financing activities
Proceeds from issuance of BridgeBio Pharma LLC common stock equivalents, net of issuance costs	—	36,300
Proceeds from issuance of common stock in connection with the initial public offering, net of underwriting discounts and commissions	366,237	—
Proceeds from issuance of common stock in connection with the initial public offering of Eidos, net of underwriting discounts and commissions	—	95,536
Proceeds from issuance of noncontrolling interest to Alexion (Note 14)	23,309	—
Proceeds from issuance of promissory notes	—	1,000
Proceeds from repayment of nonrecourse notes	179	—
Proceeds from term loans, net of issuance costs	19,787	36,590
Proceeds from third-party investors in redeemable convertible noncontrolling interests	1,500	58,430
MyoKardia distributions (Note 15)	(997)	—
Repurchase of noncontrolling interest	(55,011)	—
Issuance of loan to noncontrolling interest shareholder	—	(22)
Repayment of term loans	—	(656)
Proceeds from subsidiary stock option exercises	884	196
Net cash provided by financing activities	355,888	227,374
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,848)	119,708
Cash, cash equivalents and restricted cash at beginning of period	436,245	92,376
Cash, cash equivalents and restricted cash at end of period	$414,397	$212,084
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,336	$718
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Tenant improvement paid by landlord	$959	$—
Transfers to (from) noncontrolling interest (Note 8)	$41,937	$57,805
Conversion of redeemable noncontrolling interest into noncontrolling interest	$—	$12,252
Conversion of promissory note into redeemable convertible noncontrolling interest	$—	$1,005
Fair value of redeemable convertible noncontrolling interest issued for acquired in-process research and development assets	$—	$1,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Description of Business

BridgeBio Pharma, Inc. (the “Corporation”) was formed as a Delaware corporation on May 17, 2019 for the purpose of completing an initial public offering of the Corporation’s common stock (the “IPO”) and related organizational transactions (the “Reorganization”) in order to carry on the business of BridgeBio Pharma LLC (“BBP LLC”). The Corporation, the reporting entity in these condensed consolidated financial statements, and BBP LLC, the predecessor reporting entity before the completion of the Reorganization and the Corporation’s wholly-owned subsidiary after the completion of the Reorganization, are collectively referred to as BridgeBio.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, the “Company”). BridgeBio is headquartered in Palo Alto, California.

BridgeBio was established to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. BridgeBio’s pipeline of programs spans early discovery to late-stage development.

Reorganization and Initial Public Offering

On July 1, 2019, the Corporation closed the IPO of its common stock. As part of the IPO, the Corporation issued and sold 23,575,000 shares of its common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. The Corporation received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

Upon the closing of the IPO on July 1, 2019, BridgeBio completed the Reorganization, whereby all unitholders of BBP LLC exchanged their units for shares of common stock of the Corporation, and BBP LLC became a wholly-owned subsidiary of the Corporation. Subsequent to the Reorganization, as the sole managing member, the Corporation operates and controls all of BBP LLC’s businesses and affairs. See Note 3 for additional details.

The results of operations and cash flows prior to the IPO closing on July 1, 2019 relate to BBP LLC, its subsidiaries and controlled entities. Subsequent to the IPO closing, the information relates to the Corporation, its subsidiaries and controlled entities. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Reorganization. See Note 3 for additional details.

Liquidity

The Company has sustained operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $366.6 million as of September 30, 2019. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company had cash, cash equivalents and marketable securities of $611.9 million as of September 30, 2019, of which $364.5 million was held by BridgeBio. The remaining funds were held by the Corporation’s wholly-owned subsidiaries and controlled entities and these funds are designated for specific entity usage, except in limited circumstances.

The Company has historically financed its operations primarily through the sale of its equity securities and, to a lesser extent, debt borrowings. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. The Company expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan. The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents will be sufficient to fund its operations for a period of at least one year from the date the condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of SEC regarding interim financial reporting.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period.

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity for the three months ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018 and the statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine-month periods are also unaudited.

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

At the VIE’s inception, BridgeBio determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. BridgeBio then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required each reporting period. Refer to Note 7.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. Refer to Note 7.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company has either created or made investments in the following entities:

Consolidated Entities	Relationship as of September 30, 2019	Date Control First Acquired	Ownership % as of September 30, 2019	Ownership % as of December 31, 2018
			(unaudited)
BridgeBio Services, Inc.	Wholly-owned subsidiary	April 2017	100%	100%
Fortify Therapeutics, Inc. (”Fortify”)	Wholly-owned subsidiary	June 2018	100%	100%
Sub20, Inc.	Wholly-owned subsidiary	June 2018	100%	100%
Unnamed Entity #1	Wholly-owned subsidiary	December 2018	100%	100%
Unnamed Entity #2	Wholly-owned subsidiary	April 2019	100%	—
Unnamed Entity #3	Wholly-owned subsidiary	May 2019	100%	—
BridgeBio Pharma LLC (”BBP LLC”)(1)	Wholly-owned subsidiary	July 2019	100%	—
BridgeBio Gene Therapy, LLC	Wholly-owned subsidiary	August 2019	100%	—
Eidos Therapeutics, Inc. (”Eidos”)(2)	Partially-owned subsidiary	April 2016	66.3%	62.5%
Molecular Skin Therapeutics, Inc. (”MOST”)	Controlled VIE	July 2016	66.2%	61.7%
TheRas, Inc. (”Theras”)	Controlled VIE	August 2016	99.8%	100%
Quartz Therapeutics, Inc. (”Quartz”)	Controlled VIE	October 2016	89.0%	89.0%
PellePharm, Inc. (”PellePharm”)(3)	VIE	December 2016	43.3%	43.3%
Navire Pharma, Inc. (”Navire”)	Controlled VIE	February 2017	78.7%	78.8%
CoA Therapeutics, Inc. (”CoA”)	Controlled VIE	February 2017	99.5%	99.5%
Dermecular Therapeutics, Inc. (”Dermecular”)	Controlled VIE	April 2017	87.6%	87.6%
Phoenix Tissue Repair, Inc. (”PTR”)	Controlled VIE	July 2017	65.7%	56.7%
QED Therapeutics, Inc. (”QED”)	Controlled VIE	January 2018	97.5%	94.4%
Adrenas Therapeutics, Inc. (”Adrenas”)	Controlled VIE	January 2018	88.9%	90.1%
Orfan Biotech, Inc. (”Orfan”)	Controlled VIE	January 2018	89.0%	85.1%
Ferro Therapeutics, Inc. (”Ferro”)	Controlled VIE	March 2018	89.3%	89.4%
Origin Biosciences, Inc. (”Origin”)	Controlled VIE	April 2018	99.8%	100%
Venthera, Inc. (”Venthera”)	Controlled VIE	April 2018	83.2%	82.0%
Aspa Therapeutics, Inc. (”Aspa”)	Controlled VIE	June 2018	90.6%	92.5%
ML Bio Solutions, Inc. (”ML Bio”)	Controlled VIE	July 2019	50.5%	—

(1)	BBP LLC was the original reporting entity prior to the Reorganization executed on July 1, 2019 as further described in Note 3.
(2)

Subsequent to the Eidos Therapeutics, Inc. (“Eidos”) initial public offering in June 2018 and through September 30, 2019, BridgeBio had a majority voting interest in Eidos and consolidates Eidos under the VOE model. Refer to Note 7.

(3)

Subsequent to the execution of a series of agreements (the “LEO Agreement”) with LEO Pharma A/S and LEO Spiny Merger Sub, Inc. (“LEO”) in November 2018, BridgeBio determined that it is no longer the primary beneficiary of PellePharm, Inc. (“PellePharm”) and deconsolidated PellePharm. Refer to Note 9.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of the LEO Call Option liability, the valuation of the Company’s equity-based awards, income tax uncertainties and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and repurchase agreements collateralized with securities issued by the U.S. government or its agencies (see Note 5).

The Company’s restricted cash balance is related to letters of credit issued under its lease agreements, which have been collateralized. As of September 30, 2019 and December 31, 2018, the Company had restricted cash of $0.4 million and $0.2 million. Restricted cash is classified in prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
	(in thousands)
Cash and cash equivalents	$413,973	$211,725
Restricted cash	424	359
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$414,397	$212,084

As of September 30, 2019 and December 31, 2018, total cash and cash equivalents held by BridgeBio was $166.6 million and $238.7 million. The remaining cash and cash equivalents were held by the Corporation’s wholly-owned subsidiaries and controlled entities and these funds are designated for specific entity usage, except in limited circumstances.

Marketable Securities

The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities. Such investments are considered available-for-sale and are reported at fair value with related unrealized gains and losses included as a component of stockholders’ equity.

Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term, while marketable securities with maturities in excess of one year from the balance sheet date are classified as long-term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income in the statements of operations. Realized gains and losses and declines in value considered to be other-than-temporary, if any, on marketable securities are included in other income (expense), net, as appropriate. The cost of securities sold is determined using the specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and management’s strategy and intentions for holding the marketable security. The Company has not recorded any other-than-temporary impairment charges on its marketable securities for any of the periods presented.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

The fair value of the Company’s outstanding term loans with Hercules Capital, Inc. (see Note 11) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of the Company’s outstanding term loans approximates the carrying amount, as the term loan bears a floating rate that approximates the market interest rate.

Deferred Offering Costs

The Company incurred offering costs, consisting of legal, accounting, printer and filing fees directly attributable to the Corporation’s IPO. The proceeds received upon the closing of the IPO, net of the offering costs incurred, were recorded within additional paid-in capital. As of September 30, 2019 and December 31, 2018, no amounts were deferred.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine the appropriate revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and identifies, as a performance obligation, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

License Revenue

In the normal course of business, the Company conducts research and development programs independently pursuant to which the Company may license certain rights of the Company’s intellectual property to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: up-front license fees; development, regulatory and sales milestone payments; product supply services; and royalties on net sales of licensed products.

Upfront License Fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company uses judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Development, Regulatory or Commercial Milestone Payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and commercial or launch events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved.

The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which the Company will recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of contract revenues from collaborations during the period of adjustment.

Product Supply Services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company will assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Sales-based Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the Company will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Deferred Revenue and Receivable: Upfront payments and fees are recorded as deferred revenue when due and payable, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Cost of License Revenue

Cost of license revenue includes sublicensing fees payable to Stanford in the period incurred under the terms of the Stanford Agreement (see Note 12) corresponding to the recognition of license revenue from Alexion (see Note 14).  Cost of license revenue does not include any allocated overhead costs.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gains or losses on available-for-sale securities.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Corporation’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock units and shares issuable under the employee stock purchase plan. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

No adjustment for cumulative returns on BBP LLC’s redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share, since such units were retroactively adjusted as if the Reorganization occurred at the beginning of the earliest period to be presented in the Company’s financial statements for the year ending December 31, 2019. See Note 3 to the condensed consolidated financial statements for additional details.

Recently Adopted Accounting Pronouncements

ASU 2015-17 Income Taxes (Topic 740). In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and may be applied either prospectively or retrospectively to all periods presented. The Company adopted this guidance on January 1, 2018. The condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are presented in accordance with this guidance.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. These ASUs will be effective for the Company on January 1, 2020 and the Company has chosen to use this practical expedient and recognize a cumulative-effect adjustment to the opening balance of the accumulated deficit. The Company also plans to apply other practical expedients provided by the standard. The Company has begun an implementation plan, including the identification of its lease population and the implementation of changes to existing processes that will be required to implement the new lease standard. The Company believes the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the condensed consolidated balance sheet for operating leases. The impact on the condensed consolidated balance sheet will be contingent upon the Company's population of operating leases at adoption. However, the Company does not expect the standard to have a material impact on the condensed consolidated statement of cash flows or the condensed consolidated statement of operations.

BRIDGEBIO PHARMA, INC.

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

On June 13, 2019, the Corporation formed BridgeBio Pharma Merger Sub LLC (“Merger Sub LLC”), a Delaware limited liability company and direct wholly-owned subsidiary. The Reorganization was executed on July 1, 2019, immediately prior to completion of the IPO of the Corporation’s common stock. As part of the Reorganization, the existing ownership interest in BBP LLC held by all BBP LLC unitholders was transferred to Merger Sub LLC, and all outstanding units of BBP LLC were cancelled and exchanged for shares of common stock of the Corporation. Merger Sub LLC was then merged with and into BBP LLC, the surviving entity, which became a wholly-owned subsidiary of the Corporation. At the conclusion of the Reorganization, the Corporation became the reporting entity.

The number of shares of the Corporation’s common stock issued to BBP LLC unitholders in the Reorganization is shown in the below table by unit class:

BBP LLC unit class	Number of the Corporation's Shares Issued
Series D Preferred Units	30,459,426
Series C Preferred Units	31,992,709
Series B Preferred Units	17,794,455
Series A Preferred Units	4,918,881
Founder Units	2,252,916
Common Units	1,794,823
Management Incentive Units	10,786,757
Total shares issued	99,999,967

Included in the amounts above, the unvested outstanding management incentive units and common units of BBP LLC were exchanged for 6,819,455 shares of the Corporation’s unvested restricted stock, subject to the same time-based vesting conditions as the original management incentive units and common units terms and conditions. See Note 16 for additional details.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Reorganization was accounted for as a reverse acquisition and recapitalization for financial reporting purposes. The assets and liabilities of the Corporation, the legal acquirer, were nominal and there were no material pre-combination activities. Therefore, BBP LLC, the legal acquiree, was determined to be the accounting acquirer. Accordingly, the historical financial statements of BBP LLC became the Corporation’s historical financial statements, including the comparative prior periods. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented. The shares of the Corporation’s common stock for periods prior to July 1, 2019 represent the outstanding BBP LLC units recalculated to give effect to the exchange ratio applied in connection with the Reorganization.

All BBP LLC units that were previously reported as temporary equity and were converted to common stock of the Corporation upon the execution of the Reorganization, have been reclassified to equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period to be presented in the Company’s financial statements for the year ending December 31, 2019, as follows:

	December 31, 2018
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$478,865	$(478,865)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,619	(1,619)	—
Management incentive units	3,221	(3,221)	—
Redeemable convertible noncontrolling interests	122	—	122
Stockholders' Equity (Members’ Deficit):
Undesignated preferred stock	—	—	—
Common stock	—	92	92
Additional paid-in capital	—	494,231	494,231
Accumulated deficit	(170,580)	(8,864)	(179,444)
Total BridgeBio stockholders' equity (members' deficit)	(170,580)	485,459	314,879
Noncontrolling interests	62,361	—	62,361
Total stockholders' equity (members' deficit)	$(108,219)	$485,459	$377,240

	December 31, 2017
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$143,867	$(143,867)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,431	(1,431)	—
Management incentive units	226	(226)	—
Redeemable convertible noncontrolling interests	833	—	833
Stockholders' Equity (Members’ Deficit):
Undesignated preferred stock	—	—	—
Common stock	—	51	51
Additional paid-in capital	—	134,495	134,495
Accumulated deficit	(61,427)	12,732	(48,695)
Total BridgeBio stockholders' equity (members' deficit)	(61,427)	147,278	85,851
Noncontrolling interests	2,498	—	2,498
Total stockholders' equity (members' deficit)	$(58,929)	$147,278	$88,349

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$256,581	$256,581	$—	$—
Repurchase agreements	100,000	100,000	—	—
Total cash equivalents	356,581	356,581	—	—
Short-term marketable securities:
Commercial paper	65,280	—	65,280	—
Corporate debt securities	56,800	—	56,800	—
Total short-term marketable securities	122,080	—	122,080	—
Long-term marketable securities:
U.S. treasury notes	45,480	—	45,480	—
Corporate debt securities	30,406	—	30,406	—
Total long-term marketable securities	75,886	—	75,886	—
Total cash equivalents and marketable securities	$554,547	$356,581	$197,966	$—
Liabilities:
LEO Call Option liability	$4,021	$—	$—	$4,021

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$395,780	$395,780	$—	$—
Liabilities:
LEO Call Option liability	$3,009	$—	$—	$3,009

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

LEO Call Option Liability

The valuation of the LEO Call Option (see Note 9) contains unobservable inputs that reflect management’s own assumptions for which there is little, if any, market activity at the measurement date. Accordingly, the LEO Call Option liability is remeasured to fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimated the fair value of the LEO Call Option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2019	December 31, 2018
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	1.7%-14.5%	2.7%-11.0%
Expected term (in years)	0.83-4.13	0.58-4.38
Expected volatility	60.0%-69.0%	67.0%-79.0%
Risk-free interest rate	3.12%-3.34%	2.51%-2.78%
Dividend yield	—	—

The following table sets forth a summary of the changes in the estimated fair value of the LEO Call Option:

Total
(in thousands)
Balance as of December 31, 2018	$3,009
Change in fair value upon remeasurement recognized in other (income) expense	1,012
Balance as of September 30, 2019	$4,021

5.	Cash Equivalents and Marketable Securities

The Company invests in certain reverse repurchase agreements, classified as cash equivalents, which are collateralized by deposits in the form of U.S. treasury securities for an amount no less than 102% of their value. The Company does not record an asset or liability for the collateral as it does not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. government treasuries and agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair value
	(in thousands)
Cash equivalents:
Money market funds	$256,581	$—	$—	$256,581
Repurchase agreements	100,000	—	—	100,000
Total cash equivalents	356,581	—	—	356,581
Short-term marketable securities:
Commercial paper	65,280	—	—	65,280
Corporate debt securities	56,745	62	(7)	56,800
Total short-term marketable securities	122,025	62	(7)	122,080
Long-term marketable securities:
U.S. treasury notes	30,363	48	(5)	30,406
Corporate debt securities	45,426	65	(11)	45,480
Total long-term marketable securities	75,789	113	(16)	75,886
Total cash equivalents and marketable securities	$554,395	$175	$(23)	$554,547

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2018, the Company had $395.8 million in money market funds and no marketable securities. There have been no significant realized gains or losses on available-for-sale securities for the periods presented.

6.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Prepaid clinical and research related expenses	$8,750	$7,087
Other current assets	13,352	2,050
Total prepaid expenses and other current assets	$22,102	$9,137

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued professional services	$1,570	$772
Accrued other liabilities	3,219	1,328
Total other accrued liabilities	$4,789	$2,100

7.	Variable Interest Entities and Voting Interest Model

The entities consolidated by BridgeBio are comprised of wholly-owned subsidiaries and partially-owned entities consolidated under the VOE model and VIEs for which BridgeBio is the primary beneficiary under the VIE model. The results of operations of the consolidated entities are included within the BridgeBio condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

Upon the Reorganization, BBP LLC became a wholly-owned subsidiary of the Corporation through the series of transactions described in Note 3. At that time, the consolidation assessment was updated on behalf of the Corporation with no changes in the BridgeBio group composition, other than the merger of BBP LLC and Merger Sub LLC as a result of the Reorganization described in Note 3.

As of September 30, 2019, there were no significant restrictions on the VIE assets or liabilities except for the cash held by its VIEs presented below. For VIEs, BridgeBio calculates the maximum exposure to loss to be equal to the amount invested in the equity of the VIE and the amount of outstanding convertible notes.

Included within Note 2 is a list of partially-owned entities that were determined to be under BridgeBio’s control as of September 30, 2019 and December 31, 2018. At each reporting period, the Company reassesses whether it has a majority voting interest for entities consolidated under the VOE model and whether it remains the primary beneficiary of the VIEs consolidated under the VIE model.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through September 30, 2019, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model as of September 30, 2019 and during the nine months then ended.

In May 2019, BridgeBio purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, BridgeBio purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. In September 2019, Eidos issued 556,173 shares of Eidos common stock to a third-party, which is further described in Note 14.

ML Bio

In July 2019, BridgeBio purchased shares of preferred stock of ML Bio for $7.0 million. Upon the initial investment, BridgeBio received a majority ownership interest in ML Bio and it was determined that ML Bio is a VIE and BridgeBio is the primary beneficiary. BridgeBio controlled the activities that most significantly impact ML Bio’s economic performance and, through its representation within management on ML Bio’s Board of Directors, also controlled the most significant decisions affecting ML Bio. BridgeBio has consolidated ML Bio under the VIE model since the initial investment date in July 2019 through September 30, 2019. Refer to Note 13 for additional details with respect to this transaction.

Consolidated VIEs

The entities identified as a “Controlled VIE” in Note 2 are VIEs for which BridgeBio was determined to be the primary beneficiary as of September 30, 2019. BridgeBio also had a majority ownership interest in these entities as of September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019, BridgeBio made investments in QED of $80.0 million, Origin of $24.0 million, Aspa of $11.6 million, Adrenas of $11.6 million, PTR of $7.0 million, ML Bio of $7.0 million, CoA of $5.1 million, Theras of $5.0 million, Venthera of $4.5 million, Ferro of $4.5 million, Navire of $4.5 million, Orfan of $3.5 million, MOST of $1.4 million and Quartz of $0.4  million in exchange for shares of redeemable convertible preferred stock of the respective entities. Based on the above noted equity financing transactions, BridgeBio concluded that there was no change in the consolidation conclusions during the period ended September 30, 2019.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides the assets and liabilities for all consolidated VIEs as of September 30, 2019:

	Adrenas	Aspa	PTR	QED	Venthera	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$793	$904	$6,782	$24,084	$3,113	$33,557	$69,233
Prepaid expenses and other current assets	1,261	2,811	662	5,060	222	2,379	12,395
Total current assets	2,054	3,715	7,444	29,144	3,335	35,936	81,628
Property and equipment, net	631	292	71	310	—	279	1,583
Other assets	—	—	1	348	—	—	349
Total assets	$2,685	$4,007	$7,516	$29,802	$3,335	$36,215	$83,560
Liabilities:
Current liabilities:
Accounts payable	$350	$320	$131	$1,893	$600	$1,798	$5,092
Accrued compensation and benefits	466	49	368	2,249	37	1,253	4,422
Accrued research and development liabilities	927	915	93	2,380	271	3,954	8,540
Other accrued liabilities	270	274	8	677	2	238	1,469
Total current liabilities	2,013	1,558	600	7,199	910	7,243	19,523
Other liabilities	—	—	—	163	—	24	187
Total liabilities	$2,013	$1,558	$600	$7,362	$910	$7,267	$19,710

The following table provides the assets and liabilities for all consolidated VIEs as of December 31, 2018:

	Adrenas	Aspa	PTR	QED	Venthera	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$3,046	$4,259	$6,934	$8,630	$2,913	$6,713	$32,495
Prepaid expenses and other current assets	665	1,722	28	3,240	—	321	5,976
Total current assets	3,711	5,981	6,962	11,870	2,913	7,034	38,471
Property and equipment, net	584	129	88	181	—	277	1,259
Other assets	7	—	41	—	—	28	76
Total assets	$4,302	$6,110	$7,091	$12,051	$2,913	$7,339	$39,806
Liabilities:
Current liabilities:
Accounts payable	$1,876	$1,187	$621	$3,537	$333	$1,737	$9,291
Accrued compensation and benefits	377	30	287	1,392	—	467	2,553
Accrued research and development liabilities	227	728	—	4,390	—	1,251	6,596
Other accrued liabilities	28	32	8	229	9	82	388
Total current liabilities	2,508	1,977	916	9,548	342	3,537	18,828
Other liabilities	—	—	—	150	—	29	179
Total liabilities	$2,508	$1,977	$916	$9,698	$342	$3,566	$19,007

VIEs included in the “All Other” category of the above table are not significant individually for separate presentation. Going forward, BridgeBio may not provide any further investment in certain of these VIEs.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Noncontrolling Interests

As of September 30, 2019, the Company had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the condensed consolidated balance sheets.

The Company adjusts the carrying value of noncontrolling interest to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. During the three and nine months ended September 30, 2019, such adjustments in the aggregate amounts of $13.5 million and $41.9 million are recorded to additional paid-in capital. During the three and nine months ended September 30, 2018, such adjustments in the aggregate amounts of $2.3 million and $57.8 million are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers to (from) noncontrolling interest” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity.

The following table provides a rollforward of the redeemable convertible noncontrolling interests balance, as follows:

	Orfan	QED	ML Bio	Total
	(in thousands)
Balance as of December 31, 2018	$8	$114	$—	$122
Net loss attributable to redeemable convertible noncontrolling interest	(34)	(756)	—	(790)
Transfers to redeemable convertible noncontrolling interest	57	813	—	870
Balance as of March 31, 2019	31	171	—	202
Net loss attributable to redeemable convertible noncontrolling interest	(23)	(662)	—	(685)
Transfers to redeemable convertible noncontrolling interest	47	611	—	658
Balance as of June 30, 2019	55	120	—	175
Issuance of redeemable convertible noncontrolling interest	—	—	3,196	3,196
Net loss attributable to redeemable convertible noncontrolling interest	(37)	(509)	(89)	(635)
Transfers to redeemable convertible noncontrolling interest	(1)	891	(1,056)	(166)
Balance as of September 30, 2019	$17	$502	$2,051	$2,570

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a rollforward of the noncontrolling interests balance:

	Adrenas	Aspa	Eidos	PTR	Venthera	All Other	Total
	(in thousands)
Balance as of December 31, 2018	$217	$245	$58,185	$2,728	$449	$537	$62,361
Issuance (repurchase) of noncontrolling interest	2	2	1,027	34	1	254	1,320
Transfers to (from) noncontrolling interest	874	472	(337)	(10)	(1)	1,100	2,098
Net loss attributable to noncontrolling interest	(451)	(222)	(4,365)	(1,580)	(192)	(651)	(7,461)
Balance as of March 31, 2019	642	497	54,510	1,172	257	1,240	58,318
Issuance (repurchase) of noncontrolling interest	3	2	(27,030)	—	—	1	(27,024)
Transfers to (from) noncontrolling interest	32	208	23,751	4	273	514	24,782
Net loss attributable to noncontrolling interest	(554)	(471)	(5,200)	(552)	(353)	(555)	(7,685)
Balance as of June 30, 2019	123	236	46,031	624	177	1,200	48,391
Issuance (repurchase) of noncontrolling interest	6	9	(1,205)	12	2	1,078	(98)
Transfers to (from) noncontrolling interest	388	316	8,220	2,257	506	2,008	13,695
Net income (loss) attributable to noncontrolling interest	(401)	(399)	2,326	(514)	(298)	(763)	(49)
Balance as of September 30, 2019	$116	$162	$55,372	$2,379	$387	$3,523	$61,939

9.	PellePharm Investment

PellePharm is a clinical-stage biopharmaceutical company developing BBP-009, a topical gel formulation of patidegib, a hedgehog inhibitor, for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma. In July 2015, BridgeBio made an initial investment of $4.5 million in PellePharm and in a series of transactions through December 2016, the Company increased its ownership interest to greater than 50%. BridgeBio determined that its initial investment in PellePharm represented a variable interest, but that BridgeBio was not the primary beneficiary until December 2016.

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO was granted an exclusive, irrevocable option to acquire PellePharm. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. The Company accounts for the LEO Call Option as a current liability in its condensed consolidated financial statements because BridgeBio is obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option is exercised. The Company remeasures the LEO Call Option to fair value at each subsequent condensed consolidated balance sheet date until the LEO Call Option is either exercised or expires.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to the deconsolidation of PellePharm, BridgeBio accounted for its retained common stock investment as an equity method investment and its retained preferred stock investment as a cost method investment. As of September 30, 2019 and December 31, 2018, the aggregate carrying amount of the Company’s equity method investment in PellePharm was zero and $0.2 million. As of September 30, 2019 and December 31, 2018, the aggregate carrying amount for the Company’s cost method investment in PellePharm was $0.9 million and $16.8 million. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 62%. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm.

10.	Commitments and Contingencies

Operating Lease Commitments

In November 2017, Eidos entered into an operating lease for an administrative facility in San Francisco, California. In March 2019, Eidos entered into an amendment to the November 2017 lease and the amended lease commenced on August 2019. In connection with the amendment, Eidos leases 10,552 rentable square feet. The amended Eidos lease is for 87 months and has $6.4 million of future minimum lease payments.

As of September 30, 2019, future minimum lease payments for all noncancelable operating leases with remaining lease terms in excess of one year, are as follows:

Amount
(in thousands)
Remainder of 2019	$542
Year Ending December 31:
2020	2,462
2021	2,156
2022	1,444
2023	1,107
Thereafter	2,766
Total future minimum lease payments	$10,477

Contingencies

On February 13, 2019, Children Hospital Research Center at Oakland (“CHRCO”) filed, but did not serve, a civil complaint against Dr. Ervin Epstein, Co-Founder and Chief Medical Officer of PellePharm and PellePharm in the Superior Court of the State of California, County of San Francisco. CHRCO asserted four causes of action against Dr. Epstein (conversion, breach of contract, breach of the implied covenant of good faith and fair dealing, and specific performance), and one related cause of action against PellePharm (constructive trust). All five causes of action were generally directed to a set of accusations relating to Dr. Epstein’s prior employment at CHRCO. In September 2019, CHRCO, PellePharm and Dr. Epstein reached a mutually agreeable and confidential settlement of their differences, and CHRCO voluntarily dismissed its lawsuit against PellePharm and Dr. Epstein with prejudice.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is unable to predict the outcome of these matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly has not accrued a related liability.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Hercules Term Loan

Hercules Loan and Security Agreement

In June 2018, the Company executed a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), under which the Company borrowed $35.0 million (“Tranche I”). The term of the loan was approximately 42 months, with a maturity date of January 1, 2022 (the “Maturity Date”). No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through July 1, 2020 (the “Amortization Date”). In December 2018, the Company executed the First Amendment to the Loan and Security Agreement, whereby the Company borrowed an additional $20.0 million (“Tranche II”) to increase the total principal balance outstanding to $55.0 million. Upon draw of the additional $20.0 million, the interest-only period on the entire facility was extended until January 1, 2021 and the maturity date for the entire facility was July 1, 2022. In May 2019, the Company executed the Second Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) whereby the Company borrowed an additional $20.0 million (“Tranche III”) to increase the total principal balance outstanding to $75.0 million.

In July 2019, the completion of the Corporation’s IPO triggered certain provisions of the Amended Hercules Term Loan. The Corporation received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021 (the “Amended Amortization Date”) and the entire facility received a maturity date of January 1, 2023 (the “Amended Maturity Date”). The outstanding balance of the Amended Hercules Term Loan is to be repaid by the Corporation monthly beginning on the Amended Amortization Date and extending through the Amended Maturity Date.

The interest rate for the Amended Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of September 30, 2019 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of September 30, 2019), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of September 30, 2019), payable monthly.

During the three and nine months ended September 30, 2019, the Company recognized interest expense related to the Amended Hercules Term Loan of $2.1 million and $5.7 million, of which $0.1 million and $0.7 million relate to amortization of debt discount, respectively. During the three and nine months ended September 30, 2018, the Company recognized interest expense related to the Amended Hercules Term Loan of $0.9 million and $1.0 million, of which $0.3 million and $0.3 million relate to amortization of debt discount, respectively.

12.	License Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”) relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. During the three and nine months ended September 30, 2019, Eidos recognized research and development expense of zero and $0.2 million in connection with this agreement.

Under the license agreement with Stanford, the Company will pay Stanford a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford.  During the three and nine months ended in September 30, 2019, the Company recognized $2.5 million and $2.5 million as a cost of license revenue upon execution of the Alexion license agreement (see Note 14).

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The University of Texas License Agreement

In March 2017, Navire entered into a collaboration and license agreement with The Board of Regents of The University of Texas System (“Board of Regents”) and The University of Texas M.D. Anderson Cancer Center (“MD Anderson” and collectively “University of Texas”) relating to Navire’s drug discovery and development initiatives. Under this agreement, Navire and the University of Texas will carry out the development, manufacture and commercialization of licensed product under exclusive licenses granted by the University of Texas. The Company issued the Board of Regents shares of common stock of Navire valued at zero and $0.2 million during the three and nine months ended September 30, 2019 that was recognized as research and development expense. During the three and nine months ended September 30, 2019, Navire recognized additional research and development expense of $1.1 million and $2.4 million in connection with this agreement.

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). Nominal expense was recognized in connection with this agreement during the three and nine months ended September 30, 2019.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the three and nine months ended September 30, 2019, TheRas recognized research and development expenses of $0.4 million and $1.0 million in connection with the Leidos Agreements.

St. Jude License Agreement

In April 2017, CoA entered into a license agreement with St. Jude Children’s Research Hospital, Inc., (“St. Jude”) relating to CoA’s drug discovery and development initiatives. Under this agreement, CoA has been granted a worldwide exclusive license to use a licensed compound. During the three and nine months ended September 30, 2019, CoA recognized research and development expense of $0.1 million and $0.5 million in connection with this agreement.

K-Gen License Agreement

In March 2018, Ferro entered into a license agreement with K-Gen, Inc. (“K-Gen”) relating to Ferro’s drug discovery and development initiatives. Under this agreement, Ferro has been granted certain worldwide exclusive licenses to use the licensed compounds. Nominal expense was recognized in connection with this agreement during the three and nine months ended September 30, 2019.

Memorial Sloan Kettering Cancer Center License Agreement

In April 2018, Venthera entered into a license agreement with Memorial Sloan Kettering Cancer Center (“MSK”) relating to Venthera’s drug discovery and development initiatives. Under this agreement, Venthera has been granted certain worldwide exclusive licenses to use the licensed products. No expense was recognized in connection with this agreement during the three and nine months ended September 30, 2019.

University of Massachusetts License Agreement

In April 2018, Aspa entered into a license agreement with the University of Massachusetts (“UM”) relating to Aspa’s drug discovery and development initiatives. Under this agreement, Aspa has been granted certain worldwide exclusive licenses to use the licensed compounds. During the three and nine months ended September 30, 2019, Aspa recognized nominal research and development expense in connection with this agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NeuroVive License Agreement

In June 2018, Fortify entered into a license agreement with NeuroVive Pharmaceutical AB (“NeuroVive”) relating to Fortify’s drug discovery and development initiatives. Under this agreement, Fortify has been granted certain worldwide exclusive licenses to use the licensed compounds. During the three and nine months ended September 30, 2019, Fortify recognized nominal research and development expense in connection with this agreement.

Life License Agreement

In August 2018, BridgeBio entered into a license agreement with Life Technologies Corporation (“Life”) relating to Adrenas’ and Aspa’s drug discovery and development initiatives. Under this agreement, BridgeBio, Adrenas and Aspa have been granted certain worldwide non-exclusive licenses to use the licensed compounds. During the three and nine months ended September 30, 2019, Aspa recognized research and development expense of zero and $0.4 million in connection with this agreement.

Unnamed Entity #1 License Agreement

In December 2018, Unnamed Entity #1 entered into a license agreement relating to its drug discovery and development initiatives. Under this agreement, Unnamed Entity #1 has been granted certain worldwide exclusive licenses to use the licensed compounds. No expense was recognized in connection with this agreement during the three and nine months ended September 30, 2019.

Foundation Medicine Diagnostics Agreement

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. During the three and nine months ended September 30, 2019, QED recognized research and development expenses of zero million and $0.3 million in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, the Company has also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

13.	Asset Acquisitions

ML Bio Asset Acquisition

As described in Note 7, as of July 2019, ML Bio was a variable interest entity. Based on the qualitative assessment performed under ASC 805 Business Combinations, the Company concluded that ML Bio was not considered to be a business and accounted for the initial July 2019 investment in ML Bio as an asset acquisition. The assets acquired, liabilities and noncontrolling interest assumed in the transaction were measured based on their fair values. The Company recognized a loss of $0.4 million in other income (expense). The loss was calculated as the sum of consideration paid of $7.0 million and fair value of noncontrolling interest issued of $4.0 million, less fair value of identifiable net assets acquired of $10.6 million.

The fair value of the in-process research and development assets (“IPR&D”) acquired of $1.0 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. BridgeBio may be required to purchase additional shares of preferred stock of up to $24.5 million upon achievement of certain development milestones by ML Bio. The assembled workforce acquired of $0.2 million was amortized during the three months ended September 30, 2019.

Unnamed Entity #2 Asset Acquisition

In June 2019, Unnamed Entity #2 entered into a Unit Purchase and Sale Agreement with the owners of a biopharmaceutical entity to acquire 100% of the outstanding equity of the entity. Unnamed Entity #2 accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired were concentrated in a group of similar identified assets, IPR&D. The assets acquired and liabilities assumed in the transaction were measured based on their fair values.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During the three and nine months ended September 30, 2019, PTR made a milestone payment of zero and $2.0 million in connection with this agreement related to the Phase I initiation milestone being met. This amount was charged to research and development expense as the underlying in-process research and development asset has no alternative future use. If certain substantive milestones are met in the future, PTR could be required to pay up to $25.0 million in regulatory milestone payments, $60.0 million in sales milestone payments, and pay royalties of up to low single-digit percentages on future net sales, if any.

14.	License Revenue

Alexion Agreements

In September 2019, Eidos and an affiliate of Alexion Pharmaceuticals, Inc. (“Alexion”) entered into an exclusive license agreement with Alexion to develop, manufacture and commercialize the compound known as AG10 and any of its various chemical forms and any pharmaceutical products containing AG10 in Japan. Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

The Company accounted for the exclusive license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, Eidos will enter into clinical and commercial supply agreements for the licensed territory. The Company determined that the optional right to future products under these supply agreements is not considered to represent a material right.

Additionally, Eidos and Alexion entered into a stock purchase agreement (collectively with the exclusive license agreement, the “Alexion Agreements”), under which Eidos sold to Alexion 556,173 shares of the common stock of Eidos at a price per share of $44.95,  for an aggregate purchase price of approximately $25.0 million. The excess of the purchase price over the value of the shares of Eidos’ common stock, determined based on the closing price of a share of the common stock of Eidos of $41.91 as reported on The Nasdaq Global Select Market as of the date of execution, was $1.7 million.

During the three and nine months ended September 30, 2019, the Company recognized $26.7 million and $26.7 million, respectively, in revenues related to the Alexion Agreements. Total revenue included the $25.0 million upfront fee and $1.7 million premium paid for the Eidos common stock upon the effective date of the license agreement in September 2019. The Company determined that the license was a right to use the intellectual property of Eidos and as of the effective date, Eidos had provided all necessary information to Alexion to benefit from the license and the license term had begun.

Eidos is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones.  Eidos will also receive low double-digit royalty payments based on net sales of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into market. Eidos is also in discussions with Alexion on a supply agreement that has not yet been finalized as of the period ending September 30, 2019.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. The Company excluded the regulatory milestones from the transaction price as of September 30, 2019 because we determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of our control. As the sales-based royalties is all related to the license of the IP, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

15.	Related Party Transactions

Nonrecourse Notes

In 2016 and 2017 the Company entered into nonrecourse notes (the “Notes”) with two founders. The Notes were issued to facilitate the purchase of BBP LLC equity by two founders. The principal amount of the Notes was $0.3 million and mature in May 2021. The Notes were accounted for as an option for which the Company recognized equity-based compensation expense on issuance. The repayment of the Notes is recorded to additional paid-in capital as payments are received and the Notes were paid in full in February 2019.

PellePharm

During the three and nine months ended September 30, 2019, the Company provided nominal services to PellePharm.

MyoKardia Distribution

In April 2015, the Company acquired an interest in MyoKardia, Inc. for $1.0 million. This investment was subsequently disposed of in 2016 and the Company recognized a gain on disposal of $1.2 million in the year ended December 31, 2016. Prior to the execution of the merger of BridgeBio Pharma, LLC and BridgeBio LLC in June 2017, the Company distributed $1.2 million to its members in proportion to the number of units then outstanding and was required to distribute the remaining proceeds of $1.0 million. This liability is included in accrued distributions to unitholders in the condensed consolidated balance sheet as of December 31, 2018. The accrued distributions of $1.0 million were paid to unitholders in February 2019.

16.	Equity-Based Compensation

The Company recorded equity-based compensation in the following expense categories in its condensed consolidated statements of operations for employees and non-employees:

	Nine Months Ended September 30, 2019
	BridgeBio	Eidos	Other	Total
	(in thousands)
Research and development	$609	$1,630	$121	$2,360
General and administrative	6,767	2,095	145	9,007
Total equity-based compensation	$7,376	$3,725	$266	$11,367

	Nine Months Ended September 30, 2018
	BridgeBio	Eidos	Other	Total
	(in thousands)
Research and development	$—	$869	$142	$1,011
General and administrative	974	829	140	1,943
Total equity-based compensation	$974	$1,698	$282	$2,954

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity-Based Awards of the Corporation

On June 22, 2019, the Corporation adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of equity-based incentive awards, including common stock options and other equity-based awards. The Corporation initially reserved 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other equity-based awards.

Awards Available for Grant
Balance as of December 31, 2018	—
Authorized	11,500,000
Granted — Stock Options	(3,744,629)
Granted — Restricted Stock	(6,819,455)
Cancelled — Stock Options	15,039
Balance as of September 30, 2019	950,955

The 2019 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

Stock Option Grants of the Corporation

The fair value of each stock option grant was determined by BridgeBio at the grant date using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2019
Expected term (in years)	6.02-6.08
Expected volatility	37.5%
Risk-free interest rate	1.86%
Dividend yield	—
Weighted-average fair value of share-based awards granted	$6.64

The following table summarizes the Corporation’s stock option activity under the 2019 Plan for the period through September 30, 2019:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except share and per share amounts)
Outstanding as of December 31, 2018	—	$—	—	$—
Granted	3,744,629	$17.00
Cancelled	(15,039)	$17.00
Outstanding as of September 30, 2019	3,729,590	$17.00	9.7	$16,671
Exercisable as of September 30, 2019	232,736	$17.00	9.7	$1,040

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 21, 2019, the Board of Directors approved the grant of options to purchase 3,696,429 shares of common stock to certain employees and non-employees of the Company at an exercise price equal to the IPO price of its common stock, which was $17.00 per share. On June 26, 2019, the Board of Directors approved the grant of options to purchase an additional 48,200 shares of common stock to certain employees and non-employees of the Company at the same exercise price. The options granted have a service condition and vest over a period of four years.

During the three and nine months ended September 30, 2019, the Company recognized equity-based compensation expense of $1.6 million and $1.6 million related to stock options under the 2019 Plan. As of September 30, 2019, there was $23.1 million of total unrecognized compensation cost related to stock options under the 2019 Plan. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Awards of the Corporation

As disclosed in Note 3, upon the Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of the Corporation’s restricted stock. The following table summarizes the Corporation’s restricted stock award activity under the 2019 Plan for the period through September 30, 2019:

	Unvested Shares of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2018	—	$—
BBP LLC units converted into shares of unvested restricted stock of the Corporation	6,819,455	3.38
Vested	(603,990)	2.22
Balance at September 30, 2019	6,215,465	$3.49

During the three and nine months ended September 30, 2019, the Company recognized equity-based compensation expense of $2.1 million and $2.1 million related to shares of restricted stock under the 2019 Plan. As of September 30, 2019, there was $28.1 million of total unrecognized compensation cost related to shares of restricted stock under the 2019 Plan. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 3.7 years.

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

Under the ESPP, eligible employees of the Company may purchase shares of BridgeBio common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,500 of shares of BridgeBio common stock during any offering period.

During the three and nine months ended September 30, 2019, the Company recognized equity-based compensation expense of $0.3 million and $0.3 million related to the ESPP. As of September 30, 2019, 2,000,000 shares were reserved for future issuance under the ESPP.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Equity-Based Awards of BBP LLC

BBP LLC has historically issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). As described in Note 3, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the three and nine months ended September 30, 2019, equity-based compensation from BBP LLC equity-based awards was zero and $3.4 million. For the three and nine months ended September 30, 2018, equity-based compensation from BBP LLC equity-based awards was $0.3 million and $1.0 million.

The estimated grant-date fair value of each BBP LLC equity-based award was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	1.50	0.75-1.50
Expected volatility	48.0%-49.0%	40.0%-45.0%
Risk-free interest rate	2.34%-2.56%	1.70%-2.22%
Dividend yield	—	—

The following table summarizes authorized BBP LLC equity-based awards activity:

Equivalent Shares of the Corporation's Restricted Common Stock
Balance as of December 31, 2018	9,994,483
Authorized and granted	2,587,939
Cancelled	(842)
Converted into common stock of the Corporation	(5,762,125)
Converted into unvested restricted common stock of the Corporation	(6,819,455)
Balance as of September 30, 2019	—

The following table summarizes vested BBP LLC equity-based awards activity:

	Equivalent Shares of the Corporation's Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	4,639,317	$0.45
Vested	1,122,808	2.10
Converted into vested restricted common stock of the Corporation	(5,762,125)	0.72
Balance as of September 30, 2019	—	$—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Eidos

Common stock

Eidos has reserved shares of common stock for issuance as follows:

	September 30,
	2019	2018
Options issued and outstanding	1,435,668	1,041,334
Options available for future grants	486,915	371,004
Eidos ESPP shares available for future grants	104,540	143,540
Total	2,027,123	1,555,878

Stock options

The following table summarizes Eidos’s stock option activity for the nine months ended September 30, 2019:

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except share and per share amounts)
Outstanding as of December 31, 2018	747,057	1,329,762	$8.55	9.4	$6,928
Granted	(313,712)	313,712	30.29
Exercised	—	(154,236)	2.26
Cancelled	53,570	(53,570)	7.24
Outstanding as of September 30, 2019	486,915	1,435,668	14.02	8.9	$31,513
Vested and expected to vest as of September 30, 2019		238,717	7.17	8.5	$6,876
Exercisable as of September 30, 2019		1,435,668	$14.02	8.9	$31,513

Employee stock options valuation

The fair value of employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.07	6.08
Expected volatility	72.2%	70.9%
Risk-free interest rate	2.00%	2.79%
Dividend yield	—	—
Weighted average fair value of share-based awards granted	$20.09	$8.38

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options granted to non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted to non-employees was calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.09	9.45
Expected volatility	73.7%	74.4%
Risk-free interest rate	2.52%	3.04%
Dividend yield	—	—

During the three and nine months ended September 30, 2019 and 2018, Eidos granted zero, 18,500, zero and 35,880 shares, respectively, to non-employee consultants. Eidos recognized immaterial stock-based compensation expense for non-employee awards during the three and nine months ended September 30, 2019 and 2018.

Stock-based compensation

As of September 30, 2019, there was $13.1 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements under the Eidos 2016 Equity Incentive Plan and Eidos 2018 Stock Option and Incentive Plan. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

17.	Income Taxes

The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. Prior to the tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

18.	Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of September 30,
	2019	2018
Unvested restricted common stock	6,215,465	5,328,400
Common stock options issued and outstanding	3,729,590	—
Estimated shares issuable under the ESPP	72,949	—
	10,018,004	5,328,400

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

19.	Subsequent Events

Significant financing events in relation to controlled VIEs

Subsequent to September 30, 2019, BridgeBio made an additional investment in Aspa of $4.0 million, Adrenas of $4.0 million, Theras of $2.0 million and Unnamed Entity #3 of $1.0 million.

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

On July 1, 2019, immediately prior to the completion of the IPO, we engaged in a series of transactions whereby BridgeBio Pharma LLC, or BBP LLC, became a wholly-owned subsidiary of BridgeBio Pharma, Inc., or BBP Inc., collectively with BBP LLC, BridgeBio. As part of the transactions, holders of Preferred Units, Founder Units, Common Units and Management Incentive Units of BBP LLC exchanged all outstanding units for an aggregate of 99,999,967 shares of common stock of BBP Inc.

On July 1, 2019, we completed an IPO of our common stock. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. In July 2019, we received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $611.9 million, of which $446.1 million was held at BridgeBio group of companies, excluding Eidos and $165.8 million at Eidos.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2018 and 2017, we incurred net losses of $169.5 million and $43.8 million. For the three months ended September 30, 2019 and 2018, we incurred net losses of $60.7 million and $42.1 million, and for the nine months ended September 30, 2019 and 2018, we incurred net losses of $204.4 million and $120.2 million. We had an accumulated deficit as of September 30, 2019 of $366.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

The following table summarizes our results of operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	BridgeBio, Excluding Eidos	Eidos (1)	BridgeBio Consolidated	BridgeBio, Excluding Eidos	Eidos (1)	BridgeBio Consolidated
	(in thousands)
License revenue	$50	$26,691	$26,741	$50	$26,691	$26,741
Operating expenses:
Cost of license revenue	—	2,500	2,500	—	2,500	2,500
Research and development	43,373	11,905	55,278	119,658	32,804	152,462
General and administrative	17,719	5,776	23,495	47,847	11,534	59,381
Total operating expenses	61,092	20,181	81,273	167,505	46,838	214,343
Loss from operations	(61,042)	6,510	(54,532)	(167,455)	(20,147)	(187,602)
Other income (expense), net:
Interest income	2,036	700	2,736	4,161	2,344	6,505
Interest expense	(2,113)	—	(2,113)	(5,725)	—	(5,725)
Loss from ML Bio asset acquisition	(416)	—	(416)	(416)	—	(416)
Loss from PellePharm	(6,589)	—	(6,589)	(16,144)	—	(16,144)
LEO call option income (expense)	276	—	276	(1,012)	—	(1,012)
Other income (expense)	(6)	(20)	(26)	32	(72)	(40)
Total other income (expense), net	(6,812)	680	(6,132)	(19,104)	2,272	(16,832)
Net income (loss)	$(67,854)	$7,190	$(60,664)	$(186,559)	$(17,875)	$(204,434)

(1)

Amounts presented above may differ from the unaudited condensed financial statements of Eidos due to intercompany income and expenses, which are eliminated in the unaudited condensed consolidated financial statements of BridgeBio for all periods presented.

The following table summarizes our cash flows for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	BridgeBio, Excluding Eidos	Eidos	BridgeBio Consolidated
	(in thousands)
Net cash used in operating activities	$(162,241)	$(15,143)	$(177,384)
Net cash used in investing activities	(200,205)	(147)	(200,352)
Net cash provided by financing activities	331,923	23,965	355,888
Net decrease in cash and cash equivalents	(30,523)	8,675	(21,848)
Cash, cash equivalents and restricted cash, beginning of period	279,098	157,147	436,245
Cash, cash equivalents and restricted cash, end of period	248,575	165,822	414,397
Add: Marketable Securities	197,966	—	197,966
Less: Restricted Cash	(424)	—	(424)
Cash, cash equivalents and marketable securities, end of period	$446,117	$165,822	$611,939

In the tables above, we have elected to present the results of operations and cash flows of Eidos separately from those of our other operations because Eidos is a public company and is subject to public reporting requirements under the Securities Exchange Act of 1934, as amended (since June 2018).

Factors Affecting Comparability

Our historical financial condition and results of operations for the periods presented may not be comparable, either between periods or going forward due to the factors described below.

Eidos Therapeutics, Inc. Transactions:

In February 2018, we entered into a note and warrant purchase agreement with Eidos pursuant to which Eidos issued a convertible promissory note, or the Eidos Note, with the principal amount of $10.0 million and a warrant to purchase a number of shares of preferred stock equal to $4.0 million at the price paid by investors in the next equity financing, or the Eidos Warrant. In March 2018, we transferred 10% or $1.0 million of our interest in the Eidos Note and the Eidos Warrant to a minority stockholder of Eidos. In March 2018, the Eidos Note was redeemed into shares of Series B redeemable convertible preferred stock of Eidos at a 30% discount to the price paid by other investors. In conjunction with these transactions, Eidos recognized a preferred stock warrant liability, tranche liability and an embedded derivative, which were recorded at fair value at inception and remeasured to fair value at each subsequent reporting date until the instruments were settled. For the three and nine months ended September 30, 2018, we recorded $0.7 million and $1.3 million in other income (expense) in the condensed consolidated statements of operations related to these 2018 Eidos financing transactions. All of these Eidos financial instruments were settled during 2018.

In June 2018, Eidos completed its initial public offering, or the Eidos IPO. All redeemable convertible preferred stock of Eidos was converted into common stock at the closing of the Eidos IPO. As part of the Eidos IPO, we purchased common stock in the amount of $17.0 million. The Eidos Warrant was also net exercised upon the completion of the Eidos IPO. We previously determined that Eidos was a controlled VIE as of December 31, 2017 and through its initial public offering in June 2018, at which time we determined that Eidos is no longer a VIE. In May 2019, we purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, we purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. Subsequent to the Eidos IPO and through September 30, 2019, we held a majority voting interest in Eidos and consolidate Eidos under the VOE model.

PellePharm, Inc. Transactions:

PellePharm entered into a series of agreements, or the LEO Agreement, with LEO Pharma A/S, or LEO, in November 2018. As part of the LEO Agreement, we granted LEO an exclusive, irrevocable option, or the LEO Call Option, to acquire all of PellePharm’s shares held by us. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO Call Option as a current liability in our condensed consolidated financial statements because we are obligated to sell our shares in PellePharm to LEO at a pre-determined price, if the option is exercised. The fair value of the LEO Call Option on issuance in November 2018 was $1.9 million and increased to $4.0 million as of September 30, 2019. We will remeasure the LEO Call Option to fair value at each subsequent consolidated balance sheet date until the LEO Call Option is either exercised or expires. We previously determined that we were the primary beneficiary of PellePharm, as of December 31, 2017 and through the date of execution of the LEO Agreement in November 2018. At the time of execution, we concluded that we are no longer the primary beneficiary of, and thus deconsolidated, PellePharm. Subsequent to the LEO Agreement, we account for our retained investment in PellePharm under the equity method and cost method.

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which we have majority voting interest under the VOE model or for which we are the primary beneficiary under the VIE model, which we refer to collectively as our consolidated entities. Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for as cost and equity method investments. Ownership interests in consolidated entities that are held by entities other than us are reported as redeemable convertible noncontrolling interests and noncontrolling interests in our condensed consolidated balance sheets. Losses attributed to redeemable convertible noncontrolling interests and noncontrolling interests are reported separately in our condensed consolidated statements of operations.

Financial Operations Overview

Revenue

Our revenue to date is primarily related to the license agreement and related stock purchase agreement, or the Alexion Agreements, entered into by Eidos with an affiliate of Alexion Pharmaceuticals, Inc., or Alexion, in September 2019. Under the applicable GAAP rules, upon execution of the Alexion Agreements, we recognized revenue from the upfront license fee paid by Alexion and a premium to the fair market value on Eidos’ common stock purchased by Alexion.

Operating Expenses

Cost of License Revenue

Cost of license revenue represents sublicensing fees payable under the Stanford License in connection with the Alexion Agreements.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
BBP-265 (Eidos)(1)	$11,906	$8,368	$32,805	$20,215
BBP-831 (QED)	17,292	4,858	49,105	26,022
BBP-631 (Adrenas)	3,069	3,429	11,174	5,162
BBP-454 (TheRas)	1,527	1,156	3,661	2,546
BBP-009 (PellePharm)(2)	—	4,802	—	13,683
Other Programs	21,484	8,535	55,717	21,243
Total	$55,278	$31,148	$152,462	$88,871

(1)

Amounts presented above may differ from the unaudited condensed financial statements of Eidos due to intercompany income and expenses, which are eliminated in the unaudited condensed consolidated financial statements of BridgeBio for all periods presented.

(2)	Results for PellePharm are not included in our research and development expenses subsequent to the deconsolidation date in November 2018.

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

We are heavily dependent on the success of our product candidates, many of which are in preclinical or early stages of clinical development, which is a lengthy and expensive process with uncertain outcomes and has the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

For the three months and nine months ended September 30, 2019, our general and administrative expenses were $23.5 million and $59.4 million, of which $5.8 million and $11.5 million were related to Eidos. For the three months and nine months ended September 30, 2018, our general and administrative expenses were $10.3 million and $29.2 million of which $2.6 million and $8.6 million were related to Eidos.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest expense incurred under our term loans with Hercules Capital, Inc., or Hercules.

Loss from PellePharm

We recognize our share of losses from the PellePharm equity method investment as incurred. After our equity method investment was reduced to zero during the three months ended March 31, 2019, we recognize our percentage of net losses consistent with our preferred stock ownership percentage until the cost method investment will also be reduced to zero.

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

Income Taxes

Upon the Reorganization on July 1, 2019, we became subject to typical corporate U.S. federal and state income taxation. To the extent we incur operating losses in the periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to noncontrolling interests in our condensed consolidated statements of operations is a result of our investments in our consolidated entities, which include PellePharm, Inc. (through November 2018), Eidos Therapeutics, Inc., QED Therapeutics, Inc., Adrenas Therapeutics, Inc., Orfan Biotech, Inc., Venthera, Inc., Aspa Therapeutics, Inc., Phoenix Tissue Repair, Inc., Quartz Therapeutics, Inc., Navire Pharma, Inc., Ferro Therapeutics, Inc., Dermecular Therapeutics, Inc., Molecular Skin Therapeutics, Inc., CoA Therapeutics, Inc., Origin Biosciences, Inc. and ML Bio Solutions, Inc. and consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant is used to determine the exercise price per share of our share-based awards to purchase common stock.

Additionally, in our unaudited condensed and consolidated financial statements for the period ended September 30, 2019, we disclosed our accounting policy for revenue recognition and accounting for marketable securities, based on the transactions we entered into subsequent to our IPO.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

	Three months ended September 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
License revenue	$26,741	$—	$26,741	100%
Operating expenses:
Cost of license revenue	2,500	—	2,500	100%
Research and development	55,278	31,148	24,130	77%
General and administrative	23,495	10,308	13,187	128%
Total operating expenses	81,273	41,456	39,817	96%
Loss from operations	(54,532)	(41,456)	(13,076)	32%
Other income (expense), net:
Interest income	2,736	528	2,208	418%
Interest expense	(2,113)	(1,156)	(957)	83%
Loss from ML Bio asset acquisition	(416)	—	(416)	100%
Loss from PellePharm	(6,589)	—	(6,589)	100%
LEO call option income	276	—	276	100%
Other expense	(26)	6	(32)	*
Total other income (expense), net	(6,132)	(622)	(5,510)	*
Net loss	(60,664)	(42,078)	(18,586)	44%
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	684	10,677	(9,993)	-94%
Net loss attributable to us	$(59,980)	$(31,401)	$(28,579)	91%

*	Not meaningful

License Revenue

License revenue for the three months ended September 30, 2019 consists primarily of the upfront payment received by Eidos upon execution of the Alexion Agreements and the premium to the fair market value with respect to Alexion’s equity investment.

Cost of License Revenue

Cost of license revenue for the three months ended September 30, 2019 represents the sublicensing fee payable by Eidos under the Stanford License in connection with the execution of the Alexion Agreements.

Research and Development Expenses

Research and development expenses increased by $24.1 million to $55.3 million for the three months ended September 30, 2019, from $31.1 million for the same period in 2018, largely attributable to an increase in the number of product candidates under development increasing and the initiation of more clinical trials as compared to the prior period.

The increase was primarily comprised of a $10.7 million increase in development and drug discovery efforts for our research programs, a $5.0 million increase in salaries and employee-related benefits due to increased headcount, a $2.5 million increase in license fees, which included $1.0 million expense related to ML Bio acquisition, a $2.4 million increase in clinical development costs for our product candidates, and a $1.4 million increase in allocated facility and other expenses.

General and Administrative Expenses

General and administrative expenses increased by $13.2 million to $23.5 million for the three months ended September 30, 2019, from $10.3 million for the same period in 2018, largely due to our operations expanding as we added more controlled entities and development programs and as we prepared to become a public company.

The increase was primarily comprised of a $4.2 million increase in salaries and employee-related benefits, a $3.6 million increase in equity-based compensation expense resulting from equity-based awards granted by us to our employees, a $2.0 million increase in professional and consultant fees, a $1.3 million increase in legal fees and a $1.2 million increase in allocated facility and other expenses.

Interest Income

Interest income for the three months ended September 30, 2019, primarily consisted of the interest earned on our cash equivalents and marketable securities during the period. Interest income was not material for the same period in 2018.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 was primarily related the interest accrued on the Hercules term loan. Interest expense increase by $1.0 million is due to additional draws from Hercules executed in December 2018 and May 2019.

Loss from ML Bio Asset Acquisition

We accounted for the July 2019 ML Bio transaction as an asset acquisition. Since ML Bio was a variable interest entity and not a business, we recognized a loss of $0.4 million for the three months ended September 30, 2019.

Loss from PellePharm

Due to the deconsolidation of PellePharm, we accounted for our remaining investment in PellePharm under the equity method and we recognized our share of PellePharm earnings or losses through September 30, 2019. PellePharm was a consolidated entity as of September 30, 2018 and as such no such gains or losses were recognized during the period.

LEO Call Option Income

The LEO Call Option liability was recorded at fair value upon execution of the LEO Agreement in November 2018 and remeasured to fair value as of September 30, 2019, resulting in other income being recognized due to a reduction in the corresponding liability. There was no such liability subject to be recorded and remeasured as of or prior to September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
License revenue	$26,741	$—	$26,741	100%
Operating expenses:
Cost of license revenue	2,500	—	2,500	100%
Research and development	152,462	88,871	63,591	72%
General and administrative	59,381	29,206	30,175	103%
Total operating expenses	214,343	118,077	96,266	82%
Loss from operations	(187,602)	(118,077)	(69,525)	59%
Other income (expense), net:
Interest income	6,505	531	5,974	*
Interest expense	(5,725)	(1,368)	(4,357)	318%
Loss from ML Bio asset acquisition	(416)	—	(416)	100%
Loss from PellePharm	(16,144)	—	(16,144)	100%
LEO call option expense	(1,012)	—	(1,012)	100%
Other expense	(40)	(1,296)	1,256	*
Total other income (expense), net	(16,832)	(2,133)	(14,699)	*
Net loss	(204,434)	(120,210)	(84,224)	70%
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	17,305	28,102	(10,797)	-38%
Net loss attributable to us	$(187,129)	$(92,108)	$(95,021)	103%

*	Not meaningful

License Revenue

License revenue for the nine months ended September 30, 2019 consists primarily of the upfront payment received by Eidos upon execution of the Alexion Agreements and the premium to the fair market value with respect to Alexion’s equity investment.

Cost of License Revenue

Cost of license revenue for the nine months ended September 30, 2019 represents the sublicensing fee payable by Eidos under the Stanford License in connection with the execution of the Alexion Agreements.

Research and Development Expenses

Research and development expenses increased by $63.6 million to $152.5 million for the nine months ended September 30, 2019, from $88.9 million for the same period in 2018, largely attributable to an increase in the number of product candidates under development increasing substantially as of September 30, 2018 to September 30, 2019 and the initiation of more clinical trials as compared to 2018.

The increase was primarily comprised primarily of a $27.6 million increase in development and drug discovery efforts for our research programs, a $12.4 million increase in clinical development costs for our product candidates, a $17.0 million increase in salaries and employee-related benefits, a $6.8 million increase in professional and consulting services to advance our product candidates, a $11.5 million increase in allocated facility and other expenses. This increase was partially offset by a $12.7 million decrease in license fees to acquire various technologies, as in early 2018 we had significant asset acquisitions.

General and Administrative Expenses

General and administrative expenses increased by $30.2 million to $59.4 million for the nine months ended September 30, 2019, from $29.2 million for the same period in 2018, largely due to our operations expanding as we added more controlled entities and development programs.

The increase was primarily comprised primarily of a $11.4 million increase in salaries and employee-related benefits, a $7.2 million increase in professional and consulting services such as administrative, accounting, finance, human resources and information technology services, a $7.1 million increase in equity-based compensation expense resulting from equity-based awards granted by us to our employees, a $2.3 million increase in patent fees and a $2.1 million increase in allocated facility and other expenses.

Interest Income

Interest income for the nine months ended September 30, 2019, primarily consisted of the interest earned on our cash equivalents and marketable securities. Interest income was not material for the same period in 2018.

Interest Expense

Interest expense for the nine months ended September 30, 2019 and 2018 was primarily related the interest accrued on the Hercules term loan. Interest expense increase by $4.4 million is due to additional draws from Hercules executed in December 2018 and May 2019.

Loss from ML Bio Asset Acquisition

We accounted for the July 2019 ML Bio transaction as an asset acquisition. Since ML Bio was a variable interest entity and not a business, we recognized a loss of $0.4 million for the nine months ended September 30, 2019.

Loss from PellePharm

Due to the deconsolidation of PellePharm, we accounted of our remaining investment in PellePharm under the equity method and we recognized our share of PellePharm earnings or losses through September 30, 2019. PellePharm was a consolidated entity as of September 30, 2018 and as such, no such gains or losses were recognized during the period then ended.

LEO Call Option Expense

The LEO Call Option liability was recorded at fair value upon execution of the LEO Agreement in November 2018. The LEO Call Option liability was remeasured to fair value as of September 30, 2019. There was no such liability subject to be recorded and remeasured as of and prior to September 30, 2018.

Other Expense

Other expense for the nine months ended September 30, 2018, consisted primarily of the change in fair value of the Eidos financial instruments issued and settled in 2018. Other expense was not material for the same period in 2019.

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

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of September 30, 2019, we held 24,575,501 shares of common stock of Eidos. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

On July 1, 2019, we completed the IPO of our common stock. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. We received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $611.9 million, of which $446.1 million was held at BridgeBio group of companies, excluding Eidos and $165.8 million at Eidos. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances.

Secured Loans

In June 2018, we executed a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, under which we borrowed $35.0 million, or Tranche I. In December 2018, we executed the First Amendment to the Loan and Security Agreement, whereby we borrowed an additional $20.0 million, or Tranche II, to increase the total principal balance outstanding to $55.0 million. In May 2019, we executed the Second Amendment to the Loan and Security Agreement, whereby we borrowed an additional $20.0 million, or Tranche III, to increase the total principal balance outstanding to $75.0 million. The agreements and amendments entered into with Hercules during June 2018 through May 2019 are collectively referred to as the Amended Hercules Term Loan.

In July 2019, the completion of our IPO triggered certain provisions of the Amended Hercules Term Loan. We received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind at a 1:1.2 ratio. The interest-only period of the term loan will continue through July 1, 2021, or the Amended Amortization Date and the entire Hercules term loan facility received a maturity date of January 1, 2023, or the Amended Maturity Date. The outstanding balance of the Amended Hercules Term Loan is to be repaid by the Corporation monthly beginning on the Amended Amortization Date and extending through the Amended Maturity Date.

Subsequent to our IPO, the interest rate under Amended Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of September 30, 2019 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of September 30, 2019), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of September 30, 2019), payable monthly.

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

Liquidity Risks

In connection with our IPO, we issued and sold an aggregate of 23,575,000 shares of common stock (inclusive of 3,075,000 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $17.00 per share. We received proceeds of $366.2 million, net of underwriting discounts and commissions of $28.1 million and offering costs of $6.5 million. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $611.9 million, of which $446.1 million was held at BridgeBio group of companies, excluding Eidos and $165.8 million at Eidos. We believe that our currently available resources and the net proceeds received in the IPO will enable us to fund our projected operating expenses and capital expenditures through at least the next 12 months.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to continue to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Further, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(177,384)	$(90,229)
Net cash used in investing activities	(200,352)	(17,437)
Net cash provided by financing activities	355,888	227,374
Net increase (decrease) in cash and cash equivalents and restricted cash	$(21,848)	$119,708

Net Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $177.4 million, which included $15.1 million of net cash used in operating activities by Eidos and $162.3 million of net cash used by other entities in BridgeBio group. It primarily consisted of our net loss of $204.4 million and changes in net operating assets and liabilities of $7.0 million, which were partially offset by non-cash charges of $34.0 million.

The net change in operating assets and liabilities was primarily due to an increase of $12.5 million in prepaid expenses and other assets and of $1.7 million in other assets, both increases were primarily due to the advance payments made for research due to increased activities at CROs and CMOs. Such increase in prepaid expenses and other assets was offset by changes in liabilities, including an increase in accrued compensation and benefits of $3.5 million, an increase of $4.3 million in accrued research and development liabilities and an increase of $2.7 million in other accrued liabilities, and reduced by a decrease in accounts payable of $3.2 million, which was primarily related to the timing of payments.

Our non-cash charges primarily consisted primarily of a $16.1 million loss from PellePharm, $11.4 million for equity-based compensation expense, $3.6 million for acquired in-process research and development assets and $1.0 million of expense related to the revaluation of the LEO Call Option liability.

Net cash used in operating activities for the nine months ended September 30, 2018 was $90.2 million, which included $23.7 million of net cash used in operating activities by Eidos and $66.5 million of net cash used by other entities in BridgeBio group. It primarily consisted of our net loss of $120.2 million, which was partially offset by non-cash charges of $22.8 million and a change in net operating assets and liabilities of $7.2 million.

Our non-cash charges primarily consisted of $17.9 million for acquired in-process research and development assets due to asset acquisition by QED in January 2018 and Origin in June 2018, $3.0 million in equity-based compensation expense and $1.1 million from change in fair value of Eidos financial instruments.

The net change in operating assets and liabilities was primarily due to an increase of $9.0 million in accounts payable, increase of $6.1 million in accrued research and development liabilities, and increase in other accrued liabilities of $1.2 million due to due to an increase in the level of research and development expenses and timing of receipt of invoices from and payments to vendors. Additionally, there was an increase of $2.4 million in accrued compensation and benefits related to increased staffing and related activities of our subsidiaries. These amounts were partially offset by an increase of $11.7 million in prepaid expenses and other current assets primarily due to increase in prepaid research and development costs at QED.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $200.4 million, which consisted primarily of $197.7 million used to purchase marketable securities, $2.5 million paid for in-progress research and development assets acquired in connection with asset acquisitions and $0.9 million related to purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2018 was $17.4 million, which consisted of $16.0 million paid for in-progress research and development assets acquired in connection with asset acquisitions and $1.4 million related to purchase of property and equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities of $355.9 million for the nine months ended September 30, 2019 was primarily to the proceeds from our IPO of $366.2 million, proceeds from issuance of noncontrolling interest in Eidos to Alexion of $23.3 million, proceeds from Hercules term loan of $19.8 million and proceeds from issuance of redeemable convertible noncontrolling interest in ML Bio of $1.5 million, offset by $55.0 million payment in relation to repurchase of common stock of Eidos from a noncontrolling interest holder.

Net cash provided by financing activities of $227.4 million for the nine months ended September 30, 2018 was primarily related to net proceeds of $95.5 million from the issuance of common stock in connection with the Eidos IPO, proceeds of $58.4 million from third-party investors in redeemable noncontrolling interests, net proceeds of $36.6 million received from term loans, net proceeds of $36.3 million from the equity financing received by BBP LLC and proceeds from the issuance of promissory notes for $1.0 million. The net cash proceeds from the Eidos initial public offering cannot be used by us or our other subsidiaries and may only be used by Eidos or its subsidiaries, if any.

Contractual Obligations

In March 2019, Eidos entered into an amendment to its office lease. The amended lease commenced in August 2019 and Eidos increased its rentable facilities to 10,552 square feet. The amended lease is for 87 months and has $6.4 million of payments under this lease.

In July 2019, the completion of our IPO triggered certain provisions of the Amended Hercules Term Loan. The outstanding balance of the Amended Hercules Term Loan is to be repaid by us monthly beginning on July 1, 2021 and extending through January 1, 2023. Immediately prior to completion of our IPO, these dates were January 1, 2021 and July 1, 2022, respectively.

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,375	$3,864	$2,181	$2,057	$10,477
Hercules term loans debt	—	58,329	16,671	—	75,000
Interest on term loans debt and final end of term payment	6,753	10,378	309	—	17,440
Total contractual obligations	$9,128	$72,571	$19,161	$2,057	$102,917

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of marketable securities of high credit quality.

We held cash, cash equivalents and marketable securities of $611.9 million as of September 30, 2019, including $446.1 million was held at BridgeBio group of companies, excluding Eidos and $165.8 million at Eidos. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and overnight repurchase agreements collateralized with securities issued by the U.S. government or its agencies. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of September 30, 2019, we had $75.0 million in variable rate debt outstanding. The Amended Hercules Term Loan matures in July 2022, with interest-only monthly payments until January 2021. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of September 30, 2019); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of September 30, 2019); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of September 30, 2019).

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

As the hiring of additional finance and accounting personnel becomes economically feasible, we intend to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties and formalization of accounting policies and controls. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of September 30, 2019, the material weaknesses had not been remediated.

In addition, in connection with the audit of the financial statements for the year ended December 31, 2018 of our subsidiary Eidos, which is a public company subject to the reporting requirements of the Exchange Act and the rules and regulations of the Nasdaq Stock Market, Eidos and its independent registered public accounting firm identified a material weakness in Eidos’ internal control over financial reporting related to a deficiency in the operation of Eidos’ internal controls over the accounting for complex debt and equity transactions and ineffective disclosure controls. While Eidos intends to implement a plan to remediate the material weakness, it has not yet completed the implementation of this plan and can give no assurance that its current and planned implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in its internal control over financial reporting will not be identified in the future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 13, 2019, Children Hospital Research Center at Oakland, or CHRCO, filed, but did not serve, a civil complaint against Dr. Ervin Epstein, Co-Founder and Chief Medical Officer of PellePharm and PellePharm in the Superior Court of the State of California, County of San Francisco. CHRCO asserted four causes of action against Dr. Epstein (conversion, breach of contract, breach of the implied covenant of good faith and fair dealing, and specific performance), and one related cause of action against PellePharm (constructive trust). In September 2019, CHRCO, PellePharm and Dr. Epstein reached a mutually agreeable and confidential settlement of their differences, and CHRCO voluntarily dismissed its lawsuit against PellePharm and Dr. Epstein with prejudice.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are unable to predict the outcome of any such matters or the ultimate legal and financial liability, and at this time cannot reasonably estimate the possible loss or range of loss and accordingly have not accrued a related liability.

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017 were $204.4 million, $169.5 million and $43.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $366.6 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

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

As of September 30, 2019, we had working capital of $518.3 million and cash, cash equivalents and marketable securities of $611.9 million. We expect that our cash and cash equivalents and net proceeds received in the IPO will be sufficient to fund our operations through at least the next 24 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in August 2019, we announced a non-binding proposal to acquire all of the outstanding shares of common stock of Eidos that were not then owned by us or our subsidiaries, or the Eidos Buyout Offer. Although discussions between a special committee comprised of Eidos’ disinterested and independent directors and us with respect to the proposed transaction have terminated, the attention of certain members of each company’s management and each company’s resources may have focused on completion of the Eidos Buyout Offer and been diverted from day-to-day business operations, which may disrupt each company’s ongoing business.

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

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. On July 9, 2019, the Fifth Circuit US Court of Appeals held a hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision, but it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our four key drivers are pursuing, including: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to BBP-265; pemigatinib, a small molecule FGFR inhibitor, a competitor to BBP-831; NBI-74788, a corticotropin releasing factor receptor antagonist, a competitor to BBP-631; and MRTX849, a KRAS G12C inhibitor, a competitor to BBP-454. If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

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

As of September 30, 2019, we had 28 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

As of September 30, 2019, we had 210 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Prior to our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

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

As the hiring of additional finance and accounting personnel becomes economically feasible, we intend to take appropriate and reasonable steps to remediate these material weaknesses through the implementation of appropriate segregation of duties and formalization of accounting policies and controls. However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. As of September 30, 2019, the material weaknesses have not been remediated.

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

As a public company, are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our IPO, provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

All shares of common stock not sold in our IPO will be able to be sold in the public market beginning 180 days after the date of our IPO. J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. In addition, shares of unvested restricted stock and common stock issued and outstanding as of the Reorganization will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market standoff or lock-up agreements. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. See the section titled “Shares eligible for future sale” for additional information.

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

Based upon our common stock outstanding as of September 30, 2019, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 49.5% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

(a) Sales of Unregistered Securities

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

(b) Use of Proceeds from Public Offering of Common Stock

On June 26, 2019, our Registration Statements on Form S-1 (File Nos. 333-231759 and 333-232376) relating to our IPO were declared effective by the SEC.  On July 1, 2019, we issued and sold an aggregate of 23,575,000 shares of common stock (inclusive of 3,075,000 shares sold pursuant to the underwriters’ option to purchase additional shares) at a price of $17.00 per share for aggregate cash proceeds of $366.2 million, net of underwriting discounts and commissions of $28.1 million and offering costs of $6.5 million, upon the closing of our IPO. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, except for the following: KKR Capital Markets LLC, an underwriter in the IPO, received a portion of the underwriting discounts and commissions paid by us in connection with the IPO, and affiliates of KKR Capital Markets LLC own more than 10% of our common stock.

J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Jefferies LLC and SVB Leerink LLC are the representatives of the underwriters.

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

(c) Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-38959	3.2	July 3, 2019

10.1†	License Agreement, by and between the Registrant and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019	—	—	—	Filed herewith

10.2#	Offer Letter, between BridgeBio Pharma, Inc. and Brian Stolz, dated September 19, 2019	—	—	—	Filed herewith

10.3#	Offer Letter, between and BridgeBio Services, Inc. and Yi Ching Yau, dated September 9, 2019	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: November 8, 2019	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer)