Form 10-K
period 2019-12-31
BridgeBio Pharma, Inc.
filed 2020-03-03
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-38959

BridgeBio Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1850815 (I.R.S. Employer Identification No.)
421 Kipling Street, Palo Alto, CA (Address of principal executive offices)	94301 (Zip Code)

Registrant’s telephone number, including area code: (650) 391-9740

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BBIO	The Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 28, 2019 was $0 since the registrant had not issued any shares as of that date.

On February 24, 2020, there were 123,765,465 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2019 Form 10‑K Annual Report

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”). Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•

the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing and planned Phase 3 clinical trials of BBP-265 and our clinical trials of BBP-831;

•	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•	the timing of our submissions to the FDA and any review or comments on data that we will need to generate to file our NDAs;
•	our plans to implement certain development strategies;
•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•	our ability to compete with companies currently marketing or engaged in the development of treatments that our product candidates are designed to target;
•	our reliance on third parties to conduct our clinical trials and to manufacture drug substance for use in our clinical trials;
•

the size and growth potential of the markets for BBP-265, BBP-831, BBP-631, BBP-454 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

•	our ability to identify and advance through clinical development any additional product candidates;
•

the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;

•	our ability to retain and recruit key personnel;
•	our ability to obtain and maintain adequate intellectual property rights;
•	our expectations regarding government and third-party payor coverage and reimbursement;
•	our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

ii

We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward‑looking statements and the assumptions underlying our forward‑looking statements may prove incorrect. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. Therefore, you should not place undue reliance on our forward‑looking statements, and you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward‑looking statements that we make. Important factors that we believe could cause actual results or events to differ materially from our forward‑looking statements include, but are not limited to, those listed under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in this Annual Report on Form 10‑K. Our forward‑looking statements in this Annual Report on Form 10‑K are based on current expectations as of the date hereof and we do not assume any obligation to update any forward‑looking statements on account of new information, future events or otherwise, except as required by law.

iii

PART I

ITEM 1.  BUSINESS

Overview

We are a team of experienced drug discoverers, developers and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 20 development programs includes product candidates ranging from early discovery to late-stage development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales. We have initiated a rolling NDA submission for one of our product candidates, and have three product candidates in clinical trials that, if positive, we believe could support the filing of an application for marketing authorization.

We focus on genetic diseases because they exist at the intersection of high unmet patient need and tractable biology. Our approach is to translate research pioneered at academic laboratories and leading medical institutions into products that we hope will ultimately reach patients. We are able to realize this opportunity through a confluence of scientific advances, including: (i) identification of the genetic underpinnings of disease as more cost-efficient genome and exome sequencing becomes available; (ii) progress in molecular biology; and (iii) the development and maturation of longitudinal data and retrospective studies that enable the linkage of genes to diseases. We believe that this early-stage innovation represents one of the greatest practical sources for new drug creation.

We believe we have developed a sustainable and scalable product platform that supports the continued growth of our company and the advancement of our pipeline. Leveraging our product platform, we have a goal of adding two to three programs to our pipeline each year going forward.

Our Platform

Our platform is distinguished by several key elements:

•

World class discovery and development talent: Our team has previously submitted over 30 INDs and 15 NDAs, in aggregate. Our operations are overseen by a Management Committee that is comprised of renowned leaders in cancer and rare disease drug development.

•

Disciplined approach to target identification and prioritization: We pair a systematic mapping of the genetic disease landscape with a proprietary set of over 10 criteria to narrow our focus on diseases with attractive attributes for drug development. We look for diseases with high unmet need and well-characterized mechanisms that present opportunities to address the root cause of disease.

•

Opportunistic approach to drug candidate selection: We seek the best science and drug mechanisms of action, wherever they can be found. We accept programs that meet our standards at any stage of development, and we are agnostic to therapeutic area. However, we only pursue programs with treatment modalities that we believe are biologically suited to address the target disease.

•

Focus at the level of each program: We maintain a decentralized structure wherein each program is housed in its own subsidiary. This allows us to build a team of experts and specialists tailored to the needs of each program, and who are economically incentivized at the program level. We enable our subsidiary leaders to make certain operational decisions outside of a centralized management hierarchy, as we fundamentally believe that those operators who have the most intimate program knowledge are best positioned to make key operational decisions.

•

Operational efficiency: We aim to rapidly and decisively advance our product candidates to objective critical decision points. At each stage of research, discovery, or development, we direct resources toward the opportunities that we believe are the most promising, and we discontinue programs that do not meet performance thresholds. We field a minimum viable team for each asset, with the goal of ensuring that each program has sufficient personnel to fit its purpose while reducing excess overhead costs. We accomplish this by hiring the best talent, centralizing and sharing certain support functions across various programs, and leveraging external providers where appropriate. This enables us to minimize traditionally fixed costs at the program level.

•

Portfolio breadth and diversification: We have built a broad and diversified portfolio with over 20 programs that vary across stage of development, therapeutic category and modality. We believe that our programs are biologically uncorrelated, covering different diseases, different targets, and different modalities, such that the results of one program will not impact the development of others. Further, the breadth of our portfolio mitigates the impact of failure of any single program. As a result, we can be objective about each of our programs and allocate capital efficiently, delivering staged funding across our portfolio based on each program’s scientific merits.

•

Optimized ownership for each program: When we believe that we are best suited to continue a program’s development, we will continue to fund it internally. If we believe a strategic partner is better suited to progress a program, we will consider externalizing development at economically attractive terms.

Our Pipeline

Our product platform supports the advancement of our current pipeline, which includes over 20 development programs that can be divided into four key categories:

•

Mendelian: Ten small molecule product candidates, in stages of development ranging from preclinical to rolling NDA submission. Several of our product candidates in this category target some of the most prevalent Mendelian diseases, including ATTR and achondroplasia. One of our programs in this category has received breakthrough therapy designation from the FDA.

•

Genetic Dermatology: Four small molecule and protein replacement product candidates, in stages of development ranging from preclinical to Phase 3. One of our programs in this category has received breakthrough therapy designation from the FDA.

•

Targeted Oncology: Four targeted oncology programs, in stages of development ranging from preclinical to Phase 3, that address key oncogenic pathways including FGFR, KRAS and SHP2. These programs have potentially broad applicability across a number of solid tumor types with high unmet patient need.

•

Gene therapy: Three programs focused on Mendelian diseases that are particularly suited to gene therapy, all of which are in preclinical development. Our gene therapy programs are led by executives who have substantial domain expertise and are recognized leaders in this field, and we are actively building our gene therapy capabilities.

Of our development programs, we believe the following, which we refer to as our key value drivers, have the greatest potential to drive significant value for our company due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication:

•

BBP-265 (also known as AG10, under development at our subsidiary, Eidos Therapeutics, Inc.), a small molecule stabilizer of TTR that is in an ongoing Phase 3 clinical trial for the treatment of ATTR-CM.

•

Infigratinib (also known as BBP-831), a small molecule selective FGFR1-3 inhibitor being developed for the treatment of FGFR-driven cancers and achondroplasia, for which we intend to submit an NDA in 2020 for the treatment of CCA as a second-line or later therapy.

•	BBP-631, an AAV5 gene transfer product candidate in preclinical development for the treatment of CAH, driven by 21OHD.
•	BBP-454, a preclinical development program for small molecule inhibitors of KRAS for the treatment of pan-mutant KRAS-driven cancers, which act via two novel binding pockets.

The following table summarizes our significant development programs, their estimated patient populations, their therapeutic modalities and their development status:

KEY VALUE DRIVERS

BBP-265/AG10 (Eidos): TTR Amyloidosis

Summary

We are developing BBP-265, also known as AG10, an oral small molecule TTR, stabilizer, for the treatment of TTR amyloidosis, or ATTR, including both cardiomyopathy and polyneuropathy manifestations, or ATTR-CM and ATTR-PN, respectively. A Phase 3 clinical trial in ATTR-CM, known as the ATTRibute study, is currently ongoing, and we anticipate initiating a Phase 3 clinical trial in ATTR-PN in the first-half of 2020. We anticipate reporting of 12-month 6MWD data from the Phase 3 ATTRibute study in patients in ATTR-CM in 2021.

Disease Overview

ATTR is a disease caused by destabilization of TTR tetramers resulting in amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, which is a molecular structure consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of essential hormones and vitamins. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates and assembles into fibrils which are deposited, predominantly in the heart and nervous system, driving disease pathophysiology.

ATTR is commonly categorized by its genotypic cause and primary clinical manifestation: wild-type ATTR cardiomyopathy, or ATTRwt-CM, which results from an age-related process; mutant ATTR cardiomyopathy, or ATTRm-CM; and ATTR polyneuropathy, or ATTR-PN, which is only associated with TTR mutants. All three forms of the disease are progressive and fatal. ATTRwt-CM and ATTRm-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of three to five years from diagnosis. ATTR-PN presents either in a patient’s early 30s or later (older than 50), and results in a median life expectancy of five to ten years from diagnosis. Progression of all forms of the disease causes significant disability, impacts productivity and quality of life, and creates a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRm-CM patients may require frequent hospitalizations and repeated interventions. ATTR-PN patients experience gradual loss of the ability to walk without assistance, and autonomic nervous system function affecting digestion and blood pressure.

The worldwide estimated prevalence of ATTRwt-CM, ATTRm-CM, and ATTR-PN is approximately 400,000, 40,000, and 10,000, respectively. However, we believe that the cardiomyopathic forms of the disease are significantly underdiagnosed. For example, recent literature has suggested that between 12% to 19% of patients diagnosed with heart failure with preserved ejection fraction may, in fact, have undiagnosed ATTR-CM. This single segment represents approximately half of the 6.0 million to 7.0 million estimated people with heart failure in the United States alone. With the increasing availability of disease modifying therapeutics, disease awareness is heightened.

We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labelled radiotracers is a highly accurate, non-invasive and cost effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique are allowing for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.

Our Product Concept

BBP-265 is a clinical-stage orally-administered, small molecule TTR stabilizer being developed to treat ATTR at its source by reducing the level of amyloid formation through TTR stabilization. This has been shown in preclinical studies and clinical trials to prevent the dissociation of tetrameric TTR into monomers, and in preclinical studies, to reduce the rate of amyloid fibril formation. In addition, BBP-265 has been shown to lead to increased circulating levels of tetrameric TTR. BBP-265 has been designed to bind TTR in a way that causes TTR’s conformational structure to mimic that of the well-characterized T119M variant, a naturally occurring rescue mutation which super stabilizes the TTR tetramer. T119M has been observed to prevent the dissociation of TTR tetramers into monomers; T119M tetramers dissociate 40-fold more slowly than wild-type tetramers in biochemical assays. Known as a trans-allelic trans-suppressor, individuals who coinherit the T119M rescue mutation along with a TTR-destabilizing mutation, are protected against the development of ATTR.

In third party clinical trials of tafamidis and diflunisal, interventional approaches that increased TTR stabilization led to improved outcomes in this disease and were correlated with increases in serum TTR. Further, based on genetic data, there is a correlation between the level of TTR stabilization, serum TTR levels, and disease severity. As a result, we believe that serum TTR is a predictive biomarker for disease prognosis and that there may be a relationship between more effective TTR stabilization, serum TTR levels, and improved clinical outcomes. Based on head-to-head preclinical data, we believe that BBP-265 has the potential to stabilize TTR to a greater extent than other TTR stabilizers.

Human genetics suggest TTR stability is associated with disease severity

The above chart shows the correlation between TTR stability, as assessed using recombinant protein in vitro, and disease severity in ATTR patients. Patients with TTR variants that result in highly destabilized TTR are nearly 100% likely to develop the disease, like those with the L55P gene variant. Patients who have super-stabilized TTR, as in the case of individuals with the T119M gene variant, are protected against ATTR and cerebrovascular diseases.

We believe that TTR is an important plasma protein as evidenced by the fact that it is highly evolutionarily conserved, existing in high concentrations in all vertebrates. We believe that therapies that increase serum TTR are likely to result in better clinical outcomes than therapies that decrease TTR serum levels, assuming similar levels of monomer reduction. This hypothesis is further supported by two prospective studies of 68,602 participants in Denmark over an average 32 years of clinical follow-up, which showed that individuals who inherited the T119M mutation in the absence of a TTR pathogenic gene had higher circulating TTR concentrations, had a lower range of cerebrovascular events, especially fatal or debilitating stroke, and had a five-to-ten year increase in life expectancy relative to the general population. Additionally, data from a retrospective study at Boston University, suggests a correlation between serum TTR changes and mortality in ATTRwt-CM patients.

Clinical Data

Phase 2 Data

In April 2018, we initiated our Phase 2 randomized, placebo-controlled, dose-ranging clinical trial of BBP-265 in 49 patients with symptomatic ATTR-CM, of which 14 had ATTRm-CM. Eligible patients were randomized in a 1:1:1 ratio to placebo or 400 mg or 800 mg of BBP-265 twice daily. The primary objective of the trial was to evaluate the safety and tolerability of BBP-265 administered to adult subjects with symptomatic ATTR-CM. The secondary objectives were to characterize the pharmacokinetics, or PK, of BBP-265 in symptomatic ATTR-CM subjects and to describe the pharmacodynamics, or PD, properties of BBP-265, as well as the PK-PD relationship of BBP-265. The PD assessments of TTR stabilization were measured by fluorescent probe exclusion, Western blot and serum prealbumin (TTR). The trial design is depicted below:

Enrolled symptomatic ATTR-CM subjects ranged in age from 60 to 86 years of age, with a mean age of 74.1, and 92% of subjects were male. In this trial, we enrolled subjects exclusively with advanced disease, with 29% of subjects presenting with New York Heart Association (NYHA) Class III heart failure symptoms and a high baseline NT-proBNP with a mean of 3,368 pg/mL. Additionally, on average, subjects had relatively low TTR at baseline with a mean of 22.0 mg/dL. The laboratory reference range for serum TTR is 20mg/dL to 40 mg/dL in healthy individuals. Both high NT-proBNP and low TTR are biomarkers of disease severity. The subject disposition and baseline characteristics are shown below.

	Placebo	BBP-265 400 mg	BBP-265 800 mg	Total
Characteristic	(n = 17)	(n = 16)	(n = 16)	(n = 49)
Age, mean (range)	73.2 (60-5)	73.8 (60-83)	75.4 (67-86)	74.1 (60-86)
Male, n (%)	17 (100%)	14 (88%)	14 (88%)	45 (92%)
ATTRm-CM, n (%)	3 (18%)	6 (38%)	5 (31%)	14 (29%)
NYHA Class III, n (%)	5 (29%)	6 (38%)	3 (19%)	14 (29%)
Race, n (%)
White	13 (76%)	10 (62%)	12 (75%)	35 (72%)
Black	3 (18%)	4 (25%)	3 (19%)	10 (20%)
Other	1 (6%)	2 (13%)	1 (6%)	4 (8%)
NT-proBNP (pg/mL)[1]	3151 ± 2705	3589 ± 3020	3377 ± 2806	3368 ± 2789
Troponin I (ng/mL)[2]	0.17 ± 0.30	0.22 ± 0.24	0.10 ± 0.06	0.16 ± 0.22
TTR (mg/dL)[3]	23.4 ± 5.5	23.2 ± 5.7	19.5 ± 4.2	22.0 ± 5.4

1	NT-proBNP normal range = 0 – 449 pg/mL; NT-proBNP = N-Terminal pro B-type Natriuretic Peptide
2	Troponin I normal range = 0 – 0.02 ng/mL
3	TTR normal range = 20 – 40 mg/dL

Overall, BBP-265 was well-tolerated in symptomatic ATTR-CM subjects with no lab safety signals of potential clinical concern attributed to study drug. In this trial, 88% of subjects administered placebo experienced AEs and 63% and 69% of subjects administered 400 mg and 800 mg BBP-265 experienced AEs, respectively. In both the placebo and active treatment groups, most of the AEs were mild to moderate in severity. The most commonly observed AEs, occurring in four or more subjects across the treatment and placebo groups, were atrial fibrillation, constipation, diarrhea and muscle spasms. Three subjects reported SAEs during this study. One placebo-treated subject experienced two SAEs of atrial fibrillation and congestive heart failure and another placebo-treated subject experienced cellulitis in their lower extremity. One BBP-265 treated subject experienced an SAE of shortness of breath on study, which was considered unlikely to be related to study drug.

As shown in the chart below, subjects in the placebo group experienced a mean 7% reduction in the circulating tetrameric TTR concentrations compared to baseline. Conversely, subjects administered either 400 mg or 800 mg BBP-265 showed a dose-dependent statistically significant mean increase in circulating TTR of 36% and 50%, respectively, compared to baseline. Compared to placebo, both the 400 mg and 800 mg BBP-265 arms demonstrated statistically significant increases in mean circulating TTR (p<0.0001 for both arms). p-value is a statistical calculation that relates to the probability that the difference between groups happened by chance, with a p-value of less than 0.05 (i.e., less than 5% probability that the difference happened by chance) generally being used as the threshold to indicate statistical significance. There was a greater observed treatment effect in subjects with mutant ATTR-CM as compared to subjects with wild-type ATTR-CM, which we believe can be explained, in part, by the lower absolute serum TTR of mutant ATTR-CM subjects at baseline.

The following chart shows that treatment with BBP-265 restored serum TTR concentrations to within the normal range in all subjects at Day 28.

Ex vivo stabilization assays demonstrated near-complete TTR stabilization by BBP-265, with greater than 90% average tetramer stabilization across subjects treated with 400 mg and 800 mg BBP-265 as shown in the chart below. The stabilization response was consistent across mutant and wild-type TTR carriers and replicates previously reported clinical and preclinical TTR stabilization data.

Interim analysis of the ongoing Phase 2 open label extension, or OLE, study was completed on August 31, 2019 in conjunction with annual regulatory reporting and review, at which time 41 participants remained in the study. Three (6.4%) participants in the OLE had died, two due to disease progression and one due to cervical cancer. Three (6.4%) additional patients enrolled in the study had discontinued treatment, including one participant who underwent cardiac transplantation for their disease.

Adverse events reported in the OLE study were generally consistent with the underlying ATTR-CM disease state and no safety signals of potential clinical concern were associated with the administration of AG10 in the study. Forty-six (97.9%) patients experienced a treatment-emergent adverse event reported during the study, with falls, congestive cardiac failure, dyspnea, and acute kidney injury the most commonly reported adverse events. Nineteen (40.4%) participants experienced a treatment-emergent serious adverse event reported during the study, with congestive cardiac failure (10.6%) and acute kidney injury (8.5%) the most commonly reported serious adverse events.

The rate of all-cause mortality (including either death or cardiac transplantation, 8.5%) and cardiovascular-related hospitalizations (25.5%) observed in an exploratory analysis of participants in this study following a median of 15 months since Phase 2 initiation were lower than those observed at 15 months in placebo-treated patients in the ATTR-ACT study (all-cause mortality including death or cardiac transplantation, 15.3%; cardiovascular-related hospitalizations, 41.8%).

Stabilization of TTR, as measured using established ex vivo assays, was maintained >90% on average at all study visits in actively treated patients.

(1) Reported occupancy >100% caused by background protein fluorescence.

Mean serum TTR levels, a prognostic indicator of survival in a published cohort of wild-type ATTR-CM patients, were elevated upon AG10 treatment and were maintained in the normal range throughout the study duration. Mean serum TTR levels were increased from baseline by 39% and 56% in wild-type and variant-carrying ATTR-CM patients, respectively, at OLE Visit Day 180.

1	400mg and 800mg BID AG10 groups pooled during randomized portion
2	Defined as the lower limit of the reference interval for the serum prealbumin (TTR) clinical laboratory assay

Cardiac biomarkers and echocardiographic parameters were stable during the OLE study. NT-proBNP and TnI were unchanged throughout the course of the study. Echocardiographic parameters, including left ventricular mass and left ventricular stroke volume index, were unchanged during the study.

Clinical Development Plan

In November and December of 2018, we met with the FDA to discuss a potential regulatory path for BBP-265 in ATTR-CM. Following these discussions, we initiated a randomized, global Phase 3 study of BBP-265 in ATTR-CM patients (ATTRibute-CM). ATTRibute-CM will enroll approximately 510 subjects with symptomatic ATTR-CM, including both wild-type and mutant TTR carriers with New York Heart Association Class I-III symptoms. Subjects will be randomized 2:1 between treatment (AG10 800 mg twice daily) and placebo. In Part A, change in six-minute walk distance (6MWD) at 12 months will be compared between treatment and placebo groups as a potential registrational endpoint. We anticipate reporting 12-month 6MWD data from Phase 3 ATTRibute study in patients with ATTR-CM in 2021. If the change in 6MWD is highly statistically significant, we anticipate submitting an NDA for ATTR-CM. In Part B, the study will continue for a total duration of 30 months, at which point all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups. A schematic of the trial is shown below:

Secondary endpoints include: Kansas City Cardiomyopathy Questionnaire, serum TTR, TTR stabilization

As local standard of care evolves, concomitant use of approved, indicated therapies may be allowed

6MWD = Six minute walk distance; NYHA = New York Heart Association;

99mTc = Technetium labeled pyrophosphate (PYP) or bisphosphonate (e.g., DPD); dx = diagnosis;

CV hosp = cardiovascular-related hospitalizations

We believe the safety and tolerability data of BBP-265 in healthy volunteers and in ATTR-CM patients will also be relevant for the ATTR-PN patient population. We anticipate initiating a Phase 3 clinical trial of BBP-265 in ATTR-PN in 1H 2020. Our Phase 3 study in ATTR-PN (ATTRibute-PN) is expected to enroll approximately 145 subjects with symptomatic ATTR-PN. Eligible subjects will be randomized in a 2:1 ratio to AG10 800 mg or matching placebo administered twice daily. The primary endpoint of the study is to evaluate the efficacy of AG10 based on the difference between the AG10 and placebo groups in Modified Neuropathy Impairment Score + 7 at 18 months of treatment relative to baseline.

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases as a result of heightened disease awareness and the adoption of non-invasive diagnostic techniques. As such, if BBP-265 is approved, we believe that there could be a significant population of newly diagnosed patients who can be treated with BBP-265 who have not previously been treated with a disease-modifying therapy.

If approved, we believe that BBP-265 could have meaningful commercial potential. Further, we believe that BBP-265, if approved, has the potential to demonstrate benefit as a best-in-class stabilizer for the treatment of ATTR.

Competition

In the area of ATTR, we expect to face competition from competitors targeting three distinct mechanisms of action: TTR stabilization, TTR knockdown, and TTR clearance, each of which is expected to compete with BBP-265, if approved.

Among TTR stabilizers, we will face competition from Pfizer Inc.’s tafamidis, an oral TTR stabilizer that is approved for ATTRwt-CM and ATTRm-CM in the United States, Europe, and Japan and is marketed as VYNDAQEL and VYNDAMAX. Tafamidis is also approved in select geographies outside of the United States for Stage 1 (early stage) ATTR-PN. Corino Therapeutics Inc./SOM Innovation Biotech, S.L. is developing SOM0226 (tolcapone, CRX-1008), an oral, small molecule TTR stabilizer for ATTR and has completed a Phase 2a trial in ATTR-PN. Tolcapone is a generic drug that is FDA-approved for the treatment of Parkinson’s disease. Diflunisal, a generic, non-steroidal anti-inflammatory drug (NSAID) indicated for mild to moderate pain and arthritis, may also be considered a competitor, having been shown to significantly slow development of ATTR-PN in a randomized Phase 2/3 trial. Diflunisal’s label contains a boxed warning for cardiovascular, renal and gastrointestinal risks.

Potentially competitive TTR knockdown approaches are being pursued by multiple companies. In 2018, Alnylam Pharmaceuticals Inc., or Alnylam, received marketing authorization from both the FDA and EMA for Onpattro (patisiran), an intravenously administered RNAi therapeutic for the treatment of hereditary ATTR with polyneuropathy. Alnylam is also developing ALN-TTRsc02 (vutrisiran), a subcutaneously administered RNAi therapeutic for ATTR. Alnylam has reportedly completed a Phase 1 clinical trial of ALN-TTRsc02 in healthy volunteers and initiated a Phase 3 trial in patients with hereditary ATTR with polyneuropathy. Ionis Pharmaceuticals Inc./Akcea Therapeutics, Inc. received marketing approval from both the FDA and EMA in 2018 for Tegsedi (inotersen), an antisense oligonucleotide (ASO) drug, for hereditary ATTR with polyneuropathy. Both Alnylam and Ionis/Akcea have initiated Phase 3 trials in ATTR-CM. Intellia’s program is currently in preclinical development.

Therapeutics targeting TTR clearance may also be competitive to BBP-265. Prothena Therapeutics plc is developing PRX004, a monoclonal antibody, for ATTR that is currently in a Phase 1 clinical trial. Neurimmune Holding AG is developing NI006, a monoclonal human antibody for ATTR that is in Phase 1 clinical trial. Proclara Biosciences, Inc. is developing NPT189, an immunoglobulin fusion, for ATTR and amyloid light chain amyloidosis and has completed a Phase 1a clinical trial.

BBP-831/Infigratinib: FGFR-Driven Cancers

Summary

We are developing infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, or TKI, for the treatment of FGFR-driven cancers. Specifically we are developing infigratinib in three oncologic indications: (i) cholangiocarcinoma, or CCA, with FGFR2 fusions or translocations, (ii) urothelial carcinoma, or UC, with FGFR genomic alterations, and (iii) other cancers with FGFR fusions or translocations.

We are currently preparing an NDA submission in advanced CCA, as a second-line or later therapy and have initiated a Phase 3 clinical trial in advanced CCA as a first-line therapy as well as an Investigator-initiated trial in certain cancers involving FGFR fusions or translocations. We received Fast Track Designation in adults with first-line advanced or metastatic cholangiocarcinoma and Orphan Drug Designation for infigratinib for treatment of cholangiocarcinoma.

We anticipate submitting an NDA for the treatment of advanced CCA as a second-line or later therapy in 2020.  We also anticipate enrolling our first patient in a Phase 3 clinical trial in adjuvant UC in 2020.

Disease Overview

FGFRs are a family of genes that regulate multiple biological processes including cell proliferation, angiogenesis, and tissue repair. Amplifications, mutations, and fusions/translocations in FGFR genes are present in multiple cancers, and it is believed that they are key drivers in certain cancer types. FGFR genomic alterations have been shown to be present in approximately 7% of cancers. FGFR fusions or translocations, more specifically, have been shown to be present in approximately 0.6% of solid tumors.

Below is a table showing the frequency of certain FGFR genomic alterations in different tumor types:

		Estimated
		Occurrence of
	Incidence	FGFR genomic	Most common
Tumor type	(U.S. and EU)	alterations*	alteration(s)
Cholangiocarcinoma	20,000	15-20%	FGFR2 fusions or translocations
Urothelial carcinoma	200,000
Non-muscle invasive bladder cancer	130,000	35-60%	FGFR3 mutations
Muscle invasive bladder cancer	41,000	15-20%	FGFR3 mutations
Non-invasive upper tract urothelial carcinoma	13,000	80-90%	FGFR3 mutations
Invasive upper tract urothelial carcinoma	19,500	50-60%	FGFR3 mutations
Gastric adenocarcinoma	40,000	10%	FGFR2 amplifications, FGFR2 fusions or translocations
Glioma	10,000	5%	FGFR3 fusions or translocations, FGFR1 amplifications
Head and neck squamous cell carcinoma	90,000	15%	FGFR1 genomic alterations
Carcinoma of unknown primary	20,000	5-10%	FGFR2/3 fusions or translocations
Endometrial adenocarcinoma	125,000	10-15%	FGFR2 fusions or translocations

*	Approximate percentages

Cholangiocarcinoma

CCA is a rare and aggressive epithelial malignancy of the bile ducts of the liver. Approximately 20,000 new cases are diagnosed each year in the United States and European Union. The majority of newly diagnosed cases are non-resectable, meaning the malignancy cannot be removed completely through surgery. CCA, including resectable and non-resectable cases, has a median overall survival, or OS, between 20 and 28 months from diagnosis, and a five-year survival rate of approximately 25%.

Currently, no product has been specifically approved for the treatment of non-resectable CCA. Standard of care in locally advanced (i.e., non-resectable) and/or metastatic disease for first-line treatment is platinum-based chemotherapy, which has median with a progression-free survival, or PFS, of approximately eight months and an OS of approximately 12 months. Approximately 85% of these patients will move on to receive a second-line of treatment.

Second-line treatment for advanced and/or metastatic CCA is alternative single or combination agent chemotherapy; however, second-line chemotherapy has shown only single-digit response rates on average. In a comprehensive review of 25 studies, median PFS was 3.2 months and overall response rate, or ORR, was 7.7% for patients receiving second-line treatment. As a result, the National Comprehensive Cancer Network, or NCCN, guidelines for the treatment of CCA currently do not recommend any specific regimen for second-line treatments. Further, there are currently no targeted therapies approved for the treatment of CCA.

Urothelial Carcinoma

UC is a cancer of the lining of the urinary tract with approximately 200,000 new cases diagnosed each year in the United States and European Union.

UC can be categorized as bladder cancer, or BC, and upper tract urothelial carcinoma, or UTUC. In BC, patients are typically segmented into muscle-invasive, or MIBC, and non-muscle invasive, or NMIBC disease. UTUC, in turn, can be classified as invasive or non-invasive disease. We are initially focused on developing infigratinib for the 45,000 MIBC and 15,000 invasive UTUC cases that occur annually in the United States and European Union.

Patients that present with MIBC or invasive UTUC are typically candidates for surgical resection, specifically radical cystectomy or radical nephroureterectomy, respectively, as an initial treatment. However, upon resection, approximately 50% of cases will recur within two years of surgery. Following surgical resection there is no standard of care for adjuvant treatment, especially for cisplatin ineligible patients. There are limited clinical data suggesting that cisplatin-based adjuvant regimens may increase disease-free survival. And, as renal function is impaired in many patients due to age and surgical removal of the bladder, ureter and/or kidney, many patients are not candidates for cisplatin-based therapy. Data suggests that approximately 40% to 50% of MIBC patients and 70% to 80% of invasive UTUC patients are cisplatin ineligible after radical cystectomy and radical nephroureterectomy, respectively.

Our Product Concept

Signaling via FGFR genes is thought to be a key driver of certain cancers, including CCA and UC. As an FGFR1-3 specific inhibitor, infigratinib abrogates signaling via the FGFR1-3 pathways, interfering with oncogenic signaling and cancer growth.

Infigratinib has shown clinical activity in advanced and/or metastatic CCA with FGFR2 fusions or translocations, with an ORR of 26.9%, in a Phase 2 clinical trial as described below. In advanced and/or metastatic CCA, limited treatment options make FGFR-directed therapies particularly attractive potential treatment options.

Infigratinib has also shown clinical activity in advanced and/or metastatic UC with FGFR3 genomic alterations in a Phase 1 expansion cohort, with an ORR of 25.4%, as described below. The majority of patients with invasive UC undergo surgical resection; however, there is no standard of care for adjuvant treatment post-surgery, especially for cisplatin-ineligible patients. While there is limited evidence for the use of cisplatin-based chemotherapy as an adjuvant treatment, many patients are cisplatin ineligible due to poor renal function. We believe that infigratinib could play a meaningful role as an adjuvant treatment for patients with UC driven by FGFR3 genomic alterations.

Clinical Data

Infigratinib has been studied in fifteen clinical trials that include eight Phase 1 clinical trials in healthy volunteers, one mass balance and exertion study, three Phase 1 clinical trials in cancer patients, and three Phase 2 clinical trials in certain cancer patients, and has demonstrated clinical proof of concept in CCA and UC. To date, infigratinib has been tested in over 700 subjects, including healthy volunteers and cancer patients, and has demonstrated acceptable tolerability.

In the studies described below, the following revised RECIST guideline version 1.1, or RECIST 1.1, criteria, which are the accepted criteria by the scientific community for the tumor type discussed, were used to define responses:

•	ORR, which is defined as the proportion of patients with a best overall response of partial response, or PR, plus those with complete response, or CR.
•	Response duration, which is measured from the time of initial response until documented tumor progression.
•	Disease control rate, or DCR, which is defined as the proportion of patients who have achieved a best overall response of CR, PR, or stable disease, or SD.
•	Progression free survival, or PFS, which is defined as the time from randomization/start of treatment until objective tumor progression or death, whichever occurs first.
•	Overall survival, or OS, which is defined as the time from randomization until death from any cause.

CCA Phase 2 Clinical Trial

Infigratinib is being studied in an open-label, single-arm, Phase 2 clinical trial in patients with advanced and/or metastatic CCA. The study initially enrolled patients with any FGFR genomic alterations and was later amended to enroll only patients with FGFR2 fusions or translocations, who represented patients showing the strongest response. To date, we have reported interim data in 71 CCA patients with FGFR2 fusions or translocations, who had previously received a cisplatin-and gemcitabine-containing regimen, or a gemcitabine-containing regimen (for those who are considered intolerant to cisplatin) and are continuing to enroll patients in the trial. Patients received infigratinib 125 mg once daily for 21 days followed by seven days off in 28-day cycles until disease progression. The primary endpoint of the study is ORR. Secondary endpoints include PFS, best overall response, or BOR, DCR, OS, safety and PK. The median age of enrolled subjects is 53 years, 62.0% are female, 100.0% are FGFR2 fusion or translocation positive, and 7.0% have co-existing FGFR2 mutations. A significant majority of patients enrolled in the trial were pretreated, with 65.1% having received at least two prior lines of antineoplastic therapy.

At an interim analysis based on a data cut-off date of August 8, 2018, we observed the following results for FGFR2 fusion or translocation positive patients. The data presented in the table below are based on patients with potential for confirmation (n=67; patients who had completed or discontinued prior to six cycles). All responses were investigator-assessed.

ORR, % (95% CI)	26.9 (16.8-39.1)
ORR in patients receiving prior lines of treatment, %
< 1 (n=28)*	39.3
> 2 (n=39)	17.9
BOR ‡ (confirmed and unconfirmed PRs)*, %	32.8
DCR, % (95% CI)	83.6 (72.5-91.5)
Median duration of response, months (95% CI)	5.4 (3.7-7.4)
Median PFS, months (95% CI)	6.8 (5.3-7.6)
Median OS, months (95% CI)	12.5 (9.9-16.6)

*	Three patients received no prior systemic therapy for advanced or metastatic CCA
‡	BOR defined per RECIST1.1: patients with one scan with greater than 30% change from baseline in target lesions, without confirmation from a second scan

The ORR as of the interim analysis was observed to be higher in the subsegment of patients who had received only one prior line of therapy (39.3% versus 26.9% for all patients).

Urothelial Carcinoma Phase 1 Clinical Trial Expansion Cohort

In a Phase 1 open-label, single arm expansion cohort of the ‘2101 study, patients with UC harboring FGFR3 genomic alterations (n=67) received infigratinib 125 mg once daily for 21 days followed by seven days off in 28-day cycles until progression. Patients enrolled in the trial had a median age of 67 years, and 68.7% were male. 92.5% of patients had FGFR3 mutations and 7.5% had FGFR3 fusions or translocations. The primary objective of the ‘2101 study was to determine the maximum tolerated dose, or MTD, and thus the recommended Phase 2 clinical trial dose and schedule of single agent oral BGJ398 in patients with advanced solid tumors. The key secondary objective of the expansion cohort in this study was to assess preliminary anti-tumor activity in patients treated with infigratinib. Other secondary objectives included safety, tolerability and PK analyses. Patients enrolled in the trial were heavily pre-treated, 70% of enrolled patients having received two or more prior lines of therapy. The endpoint assessment of patients from this trial follows:

ORR, %	25.4 (15.5-37.5)
BOR (confirmed and unconfirmed PRs), %	41.8
DCR, %	64.2 (51.5-75.5)
Median duration of response, months (95% CI)	5.6 (2.3-11.0)
Median PFS, months (95% CI)	3.8 (3.1-5.4)
Median OS, months (95% CI)	7.8 (5.7-11.9)

Of the 67 patients treated in this expansion cohort, eight were diagnosed as having UTUC. In these eight patients, ORR was 50% and DCR was 100%.

Safety Data

Infigratinib has been studied in over 700 subjects to date, including 222 healthy volunteers, 433 oncology patients treated with infigratinib monotherapy, and 62 oncology patients treated with infigratinib in combination with BYL719, a phosphoinositide 3-kinase, or PI3K inhibitor. To date, at the dose of 125mg daily (three weeks on, one week off), the dose being used in our ongoing and planned Phase 2 and Phase 3 clinical trials, infigratinib has shown acceptable tolerability with expected on-target class effects. The table below show safety data for all oncology patients (n=433) exposed to infigratinib monotherapy across all studies, dosing levels, and dosing schedules, and provides a summary of the most frequently observed AEs in ≥ 25.0% of oncology patients:

	Hyperphos- phatemia	Fatigue	Constipation	Stomatitis	Decreased appetite	Nausea	Diarrhea	Alopecia
All Grades	61.2%	40.4%	36.7%	34.9%	29.8%	28.9%	27.0%	26.8%
Grade 3+	6.7%	5.5%	<1.0%	4.8%	2.8%	2.8%	2.1%	0.0%

The most commonly reported treatment emergent adverse event of any grade was hyperphosphatemia, occurring in 61.2% of patients. Hyperphosphatemia is an on-target AE based on FGFR1 inhibition. Other frequently reported AEs included fatigue (40.4%), constipation (36.7%), stomatitis (34.9%), decreased appetite (29.8%), nausea (28.9%), diarrhea (27.0%), and alopecia (26.8%). Other Grade 3+ AEs occurring in >5% of patients included hypophosphatemia (7.6%), hyponatremia (6.9%), and increased lipase (6.2%).

In total, 37.9% (n=164/433) of oncology patients across all trials with monotherapy treatment experienced SAEs. SAEs occurring in greater than 1.0% of patients included pyrexia (2.8%), dyspnea (2.3%), general physical health deterioration (2.1%), pyrexia (2.1%), sepsis (2.1%), vomiting (2.1%), abdominal pain (1.8%), anemia (1.8%), hypercalcemia (1.8%), pneumonia (1.8%), , acute kidney injury (1.4%), constipation (1.4%), dehydration (1.4%), nausea (1.4%), and urinary tract infection (1.4%).

In healthy volunteers (n=222), no SAEs were reported.

Clinical Development Plans

Advanced CCA

We intend to file an NDA with the FDA for second line and later advanced CCA with FGFR2 fusions or translocations in 2020 with the data that have been generated to date from clinical trials of infigratinib, after meetings with the FDA in 2019, including a pre-submission meeting with the Center for Drug Evaluation and Research and the Center for Devices and Radiological Health to discuss analytical validation and clinical bridging to support the marketing authorization pathway for the companion diagnostic we are developing with FMI. We believe that approval of this companion diagnostic via the premarket approval, or PMA, pathway will be required for approval of an NDA for infigratinib; however, based on our interactions with the FDA to date, we do not expect to have to perform any additional clinical work specifically related to the companion diagnostic we are developing with FMI. We have fully enrolled the cohort that will be used for the primary efficacy analysis to support our planned NDA submission.

First-line CCA

A Phase 3 randomized, open-label clinical trial of infigratinib as a first-line therapy for CCA compared to gemcitabine and cisplatin in advanced and/or metastatic CCA with FGFR2 fusions or translocations is currently enrolling. The trial has a target enrollment of approximately 384 patients globally.

Adjuvant Urothelial Carcinoma

We anticipate enrolling the first patient in a Phase 3 randomized, double-blind, placebo controlled clinical trial in cisplatin-ineligible adjuvant UC with FGFR3 genomic alterations in 2020.

Other Cancers with FGFR Fusions or Translocations

We are exploring potential clinical development paths for infigratinib in additional FGFR fusion or translocation-driven cancers, as we believe that fusions or translocations are the most likely FGFR genomic alterations to be sensitive to infigratinib monotherapy, based on available data. To date, infigratinib has shown responses in FGFR fusion or translocation-driven CCA and UC, as well as gallbladder cancer, carcinoma of unknown primary, and glioblastoma. An investigator initiated trial has been initiated at the Ohio State University to study infigratinib in patients with multiple tumor types exhibiting FGFR fusions or translocations to further explore the activity of infigratinib in FGFR fusion or translocation-driven solid tumors.

Key Competitors

There are six other FGFR targeted assets currently known to be in clinical development. These product candidates have not been compared with infigratinib in head-to-head studies. However, efficacy and tolerability data of competitive compounds appears to be in-line with the data from clinical studies of infigratinib.

Key competitors include pemigatinib, an FGFR TKI under Phase 2 and Phase 3 clinical development by Incyte Corporation, futibatinib (TAS-120), an FGFR TKI under Phase 2 clinical development by Taiho Oncology, Inc., derazantinib, an FGFR TKI under Phase 2 and Phase 1/2 clinical development by ArQule, Inc. in collaboration with Basilea Pharmaceutica International Limited, erdafitinib (BALVERSA), an FGFR TKI under development by Janssen Pharmaceuticals, Inc., which has been approved by FDA for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has susceptible FGFR3 or FGFR2 genetic alterations and who have progressed during the following at least one line of prior platinum-containing therapy, vofatamab, an FGFR3 monoclonal antibody under Phase 1/2 clinical development by Rainier Therapeutics, Inc. and rogaratinib, an FGFR TKI under Phase 2/3 clinical development by Bayer AG.

BBP-831/Infigratinib: Achondroplasia

Summary

We are developing infigratinib, an oral FGFR1-3 selective TKI for the treatment of achondroplasia at a significantly lower dose than those doses studied in our oncology programs for infigratinib. We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia. We anticipate both initiating our Phase 2 PROPEL 2 trial in Australia and submitting our IND to the FDA in 2020 to expand the study to the United States.

Condition Overview

Achondroplasia is the most frequent cause of disproportionate short stature, and FGFR3 mutations have been shown to be the molecular source of the condition. Achondroplasia has a prevalence of greater than 55,000 in the United States and European Union, and an estimated worldwide incidence of one in 10,000 to 30,000 live births. The condition leads to a disproportionate short stature with anomalies in bone development and potential for foramen magnum stenosis, spinal stenosis, cardiovascular complications and obesity. The average height is approximately 4’4” for a male and 4’1” for a female with achondroplasia. Lifespan and intelligence are most often normal.

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, we are not aware of any other medicines approved for marketing by the FDA or the EMA for the treatment of achondroplasia.

Our Product Concept

FGFR3 gain-of-function mutations are the driver behind the pathophysiology of achondroplasia. As an FGFR1-3 inhibitor, we believe that infigratinib has the potential to decrease pathologic signaling downstream of FGFR3 and treat achondroplasia at its source.  Unlike potentially competitive CNP mimetic approaches, which only inhibit MAPK signaling, our approach also inhibits STAT1 signaling.

Preclinical proof of concept has been demonstrated in an achondroplasia mouse model at dose levels as low as 2% of those used in our oncology trials. In our Phase 1 dose escalation clinical trials of infigratinib, we saw acceptable tolerability, including no instances of hyperphosphatemia, at three to six times the expected dose level in our achondroplasia trials. Based on these results, we do not expect significant tolerability issues at the proposed dose level in the clinic.

Preclinical Data

Infigratinib has been studied preclinically in a mouse model of achondroplasia that recapitulates anomalies of the growth plates, vertebrae, and intervertebral discs. Investigators observed that infigratinib rescued ex vivo bone growth of mutant mouse embryo femurs after six days of treatment. Further, 15 days of treatment showed in vivo bone growth, which mimics human achondroplasia in many respects. Effects on both appendicular and axial skeletal parameters were observed in this study.

Below are figures demonstrating the extent of femur growth and intervertebral disc width rescue in wild-type, untreated model, and infigratinib treated (2 mg/kg) model mice:

In vivo bone growth was further demonstrated at lower doses (0.2 mg/kg and 0.5 mg/kg) by the same laboratory. Together, preclinical studies at all doses have demonstrated meaningful increases in skeletal growth parameters between treated and untreated mutant mice, as follows:

lncrease in length compared to non-treated mouse (%)

Notably, treatment with infigratinib did not modify the expression of FGFR1 in the hypertrophic zone of the growth plate. The effects seen were mainly due to FGFR3 inhibition, with no other gross side effects being observed in these preclinical studies.  Furthermore, survival was improved after 15 days in infigratinib treated mice, regardless of dose, as compared to untreated mice.

Clinical Development Plan

We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia.  The study will establish annualized growth velocity (AGV) for each child of a minimum period of six months. PROPEL is designed to provide baseline measurements for children that we anticipate enrolling in PROPEL 2, a planned Phase 2 study of low-dose infigratinib, that we anticipate initiating in 2020. We anticipate that we will report initial data from PROPEL 2 in 2021.

PROPEL 2 is designed as an open-label, dose-escalation and expansion trial in children with achondroplasia prior to growth plate closure. The primary objective of this study will be to assess safety and tolerability in children with achondroplasia. Secondary objectives will include PK analyses, change in growth velocity, and assessment of quality of life.

Key Competitors

Infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in development for the treatment of achondroplasia. There are three other identified companies developing compounds for the treatment of achondroplasia using alternative mechanistic approaches: BioMarin Pharmaceutical Inc. (vosoritide), Ascendis Pharma A/S (TransCon CNP), and Pfizer Inc. (recifercept).

BBP-631: Congenital Adrenal Hyperplasia

Summary

We are developing BBP-631, a preclinical AAV, gene transfer product candidate, for the treatment of CAH, caused by 21OHD. BBP-631 was granted orphan drug designation from both FDA for the treatment of congenital adrenal hyperplasia 21-hydroxylase deficiency and EMA for the treatment of congenital adrenal hyperplasia in 2018. We are currently conducting GLP toxicity studies and anticipate submitting an IND to the FDA in 2020.

Disease Overview

CAH is a debilitating and life-threatening disease with no available cure, despite newborn screening for the disease being conducted in every U.S. state. The disease is defined by an inability to produce cortisol and aldosterone, and an excess production of testosterone. Lack of cortisol disrupts glucose metabolism and the body’s normal response to stress, leading to potentially fatal adrenal crises, while lack of aldosterone disrupts sodium retention, resulting in low blood pressure, arrhythmia and dehydration. Additionally, excess testosterone causes virilization in females, often leading to ambiguous genitalia and masculinizing features at birth. Hormonal changes during puberty compound the CAH deficiencies. Females often suffer from limited fertility and require intensive treatment before, during, and after pregnancy, and up to 40% of adult males will have adrenal rest tumors which can lead to gonadal dysfunction and infertility, occasionally requiring surgery.

Over 90% of CAH cases are caused by 21OHD, a genetic defect in the CYP21A2 gene coding for the enzyme 21OH. Mutations resulting in loss of enzymatic activity of 21OH prevent conversion of progesterone into 11-deoxycorticosterone and 17-hydroxyprogesterone (17OHP) into 11-deoxycortisol, which are the precursors to aldosterone and cortisol, respectively.

CAH patients with 21OHD can be divided into two categories depending on the type of genetic mutation: classic and non-classic. We are primarily focused on treating classic patients, who have the more severe phenotype and that can be categorized into simple virilizing (approximately 25% of patients) and salt-wasting (approximately 75%) by the severity of aldosterone deficiency and level of residual 21OH enzyme activity. Patients with the salt-wasting form of disease have residual enzyme activity of 0-1% of normal and patients with the simple virilizing phenotype have 1-10% enzyme activity. All patients with the classic form require treatment at birth, as cortisol deficiency can lead to adrenal crisis as early as one to four weeks of life and can quickly lead to death. The salt-wasting form has an incidence of one in 20,000 births, while the simple virilizing form has an incidence of one in 60,000 births. Together, these translate to an estimated 600 classic patients born in the United States and Europe per year. We estimate there are more than 75,000 patients in the United States and Europe in the total addressable patient population.

Current standard of care treatments do not cure patients, but replace missing glucocorticoids, such as cortisol and mineralocorticoids, such as aldosterone, as well as reduce excessive androgen secretion. Although glucocorticoids are the mainstay of CAH therapy, individuals respond in varying ways, and chronic use of glucocorticoids in children and adults requires careful management because of the well-known side effects of these drugs, such as Cushingoid features, metabolic disease, obesity, hypertension, growth retardation, glucose intolerance, electrolyte disturbance, bone demineralization/increased risk of fracture and delayed puberty. Clinical management of classic CAH is often a very difficult balance between hyperandrogenism and hypercortisolism.

Our Product Concept

BBP-631 is a preclinical intravenously administered AAV5 gene transfer product candidate designed for the treatment of CAH due to 21OHD by replacing the 21OH enzyme in the adrenal cortex. Replacement of enzyme function has the potential to normalize flux through the pathway, simultaneously addressing the lack of cortisol and aldosterone, as well as the excess of testosterone and other androgens. Genotype-phenotype correlation studies in CAH suggest that non-classic patients, who are often asymptomatic and do not require treatment, have enzyme activity that is a little as 10% to 20% of normal individuals. We believe that an AAV gene therapy may be able to restore this level of enzymatic activity in CAH patients with both simple virilizing and salt-wasting forms of disease, providing substantial clinical impact and potentially eliminating the need for treatment with exogenous steroids. BBP-631 was granted both FDA and EMA orphan drug designation in 2018 for the treatment of CAH caused by 21OHD.

Development Status

Initial preclinical activity was explored in a Cyp21 knockout mouse model using AAVrh10. An IV injection of vector genomes was observed to improve multiple disease-related factors over a 15-week duration window, including an increase in body weight, a decrease in urinary progesterone (the main substrate of 21OH), and an increase in renin expression (signaling an increased capacity for salt retention).

A study in nonhuman primates (NHP) comparing evaluated AAV serotypes 1, 5, and 6 identified AAV5 as the optimum serotype. We observed significant transfection in the adrenals where 21OH is synthesized. Additionally, AAV5 has relatively low seroprevalence in the human population limiting potential immunogenicity issues.

We have completed two sets of NHP studies, designed to evaluate durability of expression, dosing/transgene expression relationships, and preliminary safety. In the first set of experiments, which evaluated a lower dose of 3x10 12 vector genomes per kilogram, we observed sustained increases in Cyp21 mRNA levels up to six months out. We did not observe rapid decreases in vector genome counts and mRNA levels due to adrenal cell turnover between 1.5 and six months, providing preliminary support for sustained transgene expression.

In a second set of experiments, a total of 20 non-human primates (NHPs) were treated with BBP-631 at one of three intravenous (IV) doses. Vector copy number and transgene mRNA expression in the adrenal glands were analyzed at 4 and 12 weeks post-dosing in the low- and medium-dose arms and at 12 and 24 weeks post-dosing in the high-dose arm. No dose-related adverse events were observed at any of the doses tested at any time point.

Overall, treatment with BBP-631 resulted in high vector copy number (VCN) and mRNA expression in the adrenal gland, suggesting strong tropism and uptake of BBP-631 for the adrenal gland. In the high-dose arm, VCNs were maintained between 12 and 24 weeks. Furthermore, mRNA levels increased between 4 and 12 weeks for the medium dose arm and were consistent between 12 and 24 weeks for the high dose arm. Researchers also saw dose-dependent increases in both VCNs and mRNA levels across the three doses tested.

Subject to the successful outcome of ongoing toxicology studies, we anticipate filing an IND for BBP-631 in 2020.

Key Competitors

There are two alternative therapeutic mechanisms being investigated for treatment of CAH. The first are corticotropin-releasing factor type 1 (CRF1) receptor antagonists. CRF1 receptor antagonists regulate the release of adrenocorticotropic hormone (ACTH) from the pituitary gland, which stimulates androgen and cortisol synthesis in the adrenal gland. In healthy individuals, endogenous cortisol provides negative feedback to the release of ACTH, which keeps androgen synthesis well regulated. Because this negative feedback is severely impaired in CAH patients, supraphysiologic doses of exogenous steroids are required to normalize androgen synthesis in these patients. While CRF1 receptor antagonists may regulate androgen synthesis, they do not address the lack of cortisol or aldosterone production in these patients. Therefore, steroid supplementation is still required with CRF1 receptor antagonists. Two CRF receptor antagonists, NBI-74788 (under development by Neurocrine Biosciences, Inc.) and SPR001 (under development by Spruce Biosciences, Inc.), are currently in Phase 2 clinical trials.

The second alternative therapeutic mechanism is acetyl-coenzyme A acetyltransferase 1 (ACAT-1) inhibition. Inhibition of this metabolic enzyme induces targeted cell death in the adrenal gland, reducing steroid production and secretion. However, like CRF1 receptor antagonists, ACAT-1 inhibitors do not address the lack of cortisol or aldosterone production in these patients. ATR-101, an ACAT1 inhibitor, is currently in Phase 2 clinical development by Millendo Therapeutics, Inc.

While these alternative therapeutic mechanisms attempt to address meaningful aspects of the disease by potentially reducing the need for exogenous steroids, neither is able to address the disease at its source by targeting the complete set of features that define the disease. In particular, these mechanisms cannot obviate the need to administer steroids because they do not address the body’s inability to synthesize cortisol and aldosterone. In contrast, we believe enzymatic replacement by gene therapy has the potential to simultaneously address all facets of the disease by restoring proper flux through the hormonal pathways, reducing androgen production by providing alternative pathways for the precursor molecules to be converted into cortisol or aldosterone.

BBP-454 : KRAS-Driven Cancers

Summary

We are advancing BBP-454, a preclinical development program focused on novel approaches to inhibit KRAS, for the treatment of KRAS-driven cancers. BBP-454 is currently in the lead optimization stage of preclinical development.

Pathway Overview

KRAS is a member of the RAS family of oncogenes, which also includes HRAS and NRAS, and together comprises some of the most well-known monogenic drivers of cancer. Mutations in NRAS are frequently found in leukemia and melanoma, while HRAS is frequently mutated in bladder, thyroid, and head and neck squamous cell carcinoma. KRAS mutations are a frequent driver of a number of the largest cancer indications with high unmet medical need, including 30% of non-small cell lung cancers, 98% of pancreatic adenocarcinomas, and 45% of colorectal adenocarcinomas. The most common KRAS mutations involve a change from glycine at position 12 in the protein to aspartic acid (G12D, 36% of all KRAS mutations), valine (G12V, 24%), and cysteine (G12C, 15%) but also include mutations at glycine 13 and glutamine 61. In aggregate, over 500,000 patients in the United States and Europe are diagnosed with KRAS-driven cancers, annually.

KRAS is a G protein, meaning that it cycles between ON and OFF states when bound to GTP or GDP, respectively. When active, KRAS interacts with multiple proteins that initiate a series of reactions that collectively cause cells to grow and divide. Because of its critical position atop multiple pathways, aberrant KRAS activation is a potent driver of unwanted cell growth, resulting in tumors. Normal KRAS is kept almost entirely in its inactive state by GTPase-activating proteins (GAPs), which cause KRAS to quickly convert GTP into GDP. All forms of mutant KRAS are insensitive to GAPs and remain bound to GTP long enough to drive oncogenic signaling. In order to initiate signaling, KRAS is required to be both localized to the cell membrane and bound to GTP. Historically, KRAS has been viewed as an undruggable target, due to the lack of a clear binding pocket to drug.

KRAS localization to the cell membrane is facilitated by modification to KRAS on the HVR. This modification consists of addition of a farnesyl or geranylgeranyl group to the cysteine residue at position 185 (C185) by farnesyl transferase or geranylgeranyl transferase. KRAS can only be modified when the hypervariable region is “open” and accessible to the transferring enzymes. When the hypervariable region is “closed,” KRAS cannot be modified, preventing its association with the cell membrane and subsequent downstream signaling.

An earlier therapeutic strategy inhibiting farnesyl transferase, which transfers farnesyl group onto HRAS to allow membrane association, has generated effective clinical responses in tumors driven by mutant HRAS. Though these molecules proved ineffective in KRAS, which has an adaptive capability to utilize an alternative modification (geranylgeranylation), these results for mutant HRAS provide a proof of concept for using a single agent disrupting localization of an oncogenic RAS mutant to treat RAS-driven tumors.

The RAS Signaling Pathway

Our Product Concept

KRAS-mutant cancers are driven by active, GTP-bound KRAS located at the cell membrane. We are developing two different strategies that target KRAS through novel, mutation-agnostic mechanisms. The first involves preventing modification of C185 in the HVR, disrupting the membrane localization process that is required for KRAS signaling. The second directly reduces concentration of active GTP-bound KRAS by targeting a novel residue to induce degradation.

Frank McCormick, one of our co-founders and leader of the NCI RAS initiative, characterized a novel druggable binding pocket involved in positioning of the HVR on KRAS. Molecules that bind this eponymous “McCormick” pocket were confirmed to stabilize the KRAS HVR in a “closed” state, where C185 is not accessible for modification to localize KRAS to the membrane, thereby preventing oncogenic signaling. This mechanism is independent of the specific mutation causing KRAS tumors and is expected to apply to all oncogenic KRAS mutants. We have identified compounds that bind at this new pocket and covalently modify C185, thus preventing farnesylation and geranylgeranylation and thereby blocking membrane association.

The second approach is another pan-mutant KRAS drug which targets the histidine residue at position 95 (H95), an amino acid unique to KRAS located in the G-domain. Initial preclinical data have demonstrated that our initial series of compounds are able to downregulate KRAS signaling by degrading GTP-KRAS and thereby reducing the concentration of GTP-bound KRAS. We believe that degrading fully processed, active KRAS at the plasma membrane is the most direct strategy for eliminating oncogenic signaling across all mutant KRAS cancers. We believe our approach compares favorably with several other identified competitive approaches, which bind GDP-bound KRAS, which exists only transiently in mutant KRAS cancers. This mechanism is mutation agnostic, in contrast to competitive molecules, which only target a single mutation.

Development Status

We are advancing our KRAS research program through collaborations with the NCI RAS initiative and with Lawrence Livermore National Labs, where we are utilizing one of the most powerful supercomputers in the world to conduct molecular dynamics simulations. We blend the knowledge and experimental capabilities of our collaborators with BridgeBio’s drug development expertise to prosecute these targets.

Key Competitors

Due to its high prevalence in cancer, we expect to face competition from other small molecule KRAS inhibitors as well as other modalities, including mRNA vaccines, that target KRAS mutations. The majority of these product candidates focus on a single version of mutant KRAS, G12C. This form is particularly accessible for drug development due to the reactivity of the mutant cysteine residue. However, both compounds we are developing will target a broader set of cancers by pursuing mutation-agnostic mechanisms. In particular, our competitors may include:

•

MRTX849, a KRAS inhibitor that only targets KRAS harboring a G12C mutation. Mirati Therapeutics, Inc., or Mirati, has dosed its first patient in a Phase 1/2 clinical trial enrolling patients with solid tumors harboring a KRAS G12C mutation. Additionally, Mirati is currently developing a KRAS G12D inhibitor through preclinical testing.

•	AMG-510, a KRAS inhibitor that only targets KRAS harboring a G12C mutation, is in Phase 1 clinical development by Amgen Inc.
•

mRNA-5671, an mRNA vaccine targeting the four most common KRAS mutations, is currently under joint development by Moderna, Inc. and Merck & Co., Inc. The rationale is to induce a neoantigen response causing T-cells to attack tumors with KRAS mutations.

•	ARS-1620, a G12C-specific covalent small molecule, is currently in preclinical development by Wellspring Pharmaceutical Corporation in collaboration with Janssen Pharmaceuticals, Inc.
•	Revolution Medicines, Inc. is in the hit-to-lead phase of discovery for small molecule inhibitors of KRAS mutations G12C, G12D, and G13C acquired from Warp Drive Bio, Inc.

OTHER DEVELOPMENT PROGRAMS

MENDELIAN PORTFOLIO

BBP-870 / fosdenopterin: MoCD Type A

We are developing BBP-870, also known as fosdenopterin, an IV formulation of synthetic cyclic pyranopterin  monophosphate, or cPMP, for the treatment of molybdenum cofactor deficiency, or MoCD, Type A. Fosdenopterin received breakthrough therapy designation from the FDA in 2013 for MoCD, orphan drug designation from the FDA in 2009 and EMA in 2010 for the treatment of MoCD Type A, and rare pediatric disease designation for the treatment of MoCD Type A in June 2017. We have initiated a rolling NDA submission of fosdenopterin with the FDA in late 2019.

MoCD Type A is an ultra-rare autosomal recessive inborn error of metabolism caused by disruption in molybdenum cofactor (MoCo) biosynthesis which results in deficiencies in multiple enzyme activities, including sulfite oxidase (SOX) and leads to uncontrolled sulfite toxicity in the brain. The disease typically presents very early in life (median presentation at first day of life). The disease is characterized by severe and rapidly progressive acute sulfite-related neurological damage and associated heterogeneous neurological sequelae including seizures, feeding difficulties and in most cases death with the median survival estimated to be approximately three years. Incidence is estimated to be one in 100,000 to 200,000 live births worldwide, with MoCD Type A accounting for approximately two-thirds of all cases. There are no available treatments approved for any form of MoCD. Supportive care and anti-convulsant therapy may be used to manage symptoms.

BBP-671 : PKAN and Organic Acidemias

BBP-671 is an oral, small molecule, allosteric activator of pantothenate kinases, that we are developing for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Organic Acidemias, or OAs.  BBP-671 is currently in preclinical development.

PKAN is a rare genetic disorder with progressive neurodegeneration. Early onset patients typically demonstrate motor deficits with possible visual problems from retinal degeneration within six years of age. Later onset disease is heterogeneous, with psychiatric symptoms and progressive parkinsonism developing in late childhood to adulthood. The prevalence of PKAN is approximately one in 1,000,000, with between 800 to 850 patients in the United States and European Union. There are currently no approved treatments for PKAN.

Organic acidemias are caused by mutations in enzymes that disrupt amino acid metabolism leading to acute decompensations requiring hospitalization, as well as long term complications involving multiple organ systems, such as the heart, pancreas, kidney, liver, and brain. The incidence of OAs are approximately 5 in 100,000 births. The  standard of care includes dietary restriction and supplementation, but unmet need remains high due to metabolic decompensations and long-term complications.

BBP-711: Primary Hyperoxaluria and Frequent Stone Formers

BBP-711 is an oral, small molecule inhibitor of glycolate oxidase, or GO, that we are developing for the treatment of primary hyperoxaluria and patients who experience frequent kidney stone formation. BBP-711 is currently in preclinical development.

Primary hyperoxaluria, or PH1, is a rare, autosomal-recessive inborn error of metabolism driven by a defect in the AGXT gene, which codes for the enzyme alanine-glyoxylate aminotransferase, or AGXT.  Deficiencies in the AGXT enzyme translate into the incapacity of PH1 patients to detoxify glyoxylate into glycine. As a result, glyoxylate is oxidized into oxalate which cannot be metabolized by humans. Elevated oxalate levels form calcium oxalate crystals, and subsequently kidney stones, which damage the kidneys, culminating in renal dysfunction. Prevalence for PH1 is estimated to be 5,000 patients in the United States and EU. Due to heterogeneous symptom presentation and similarity with other diseases, we believe that the disease is underdiagnosed. Prevalence for FSF is estimated to be 1.5 million in the United States and European Union. Standard of care involves symptomatic management through supplementation with vitamin B6, increased fluid intake, and citrate, to intensive dialysis and lithotripsy. Ultimately, the only curative treatment is a combined liver and kidney transplant.

BBP-761: Leber’s Hereditary Optic Neuropathy

BBP-761 is a preclinical program focused on developing succinate pro-drugs for the treatment of Leber’s Hereditary Optic Neuropathy, or LHON.

LHON is a rare mitochondrial disease of the eye, which manifests as rapidly progressive and severe loss of central vision predominantly in young adults. Onset occurs most frequently in a single eye and is followed by the second eye, while bilateral presentation occurs in approximately 25% of cases. Most patients reach legal blindness several months after disease onset. LHON is caused by mutations in subunits of Complex I of the electron transport chain, a key protein complex for energy metabolism found in mitochondria, which results in mitochondrial dysfunction. Prevalence is approximately 20,000 patients in the United States and European Union and annual incidence is estimated at approximately 500 new patients.

There are currently no treatments for the disease approved in the United States. Idebenone (Santhera) was approved in the European Union for LHON in 2015 under exceptional circumstances, as its pivotal trial did not meet its primary endpoint

BBP-418 : Limb Girdle Muscular Dystrophy type 2i (LGM2i)

BBP-418 is an orally administered ribitol replacement therapy we are developing for the treatment of Limb Girdle Muscular Dystrophy type 2i  (LGDM2i).  BBP-418 is currently in preclinical development.

LGMD2i is an inherited rare progressive genetic disorder characterized by lower-limb weakness and loss of ambulation, in addition to potential pulmonary and cardiac dysfunction. LGMD2i has an estimated prevalence of ~4.5 per 1M. There is no disease modifying treatment available. Standard of care for FKRP dystroglycanopathies is supportive care to alleviate end organ dysfunction.

BBP-305 / encaleret: Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Encaleret is an oral small molecule antagonist of the calcium sensing receptor that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1, or ADH1 and hypoparathyroidism, or HP. Our IND application for the treatment of ADH1 became effective in late 2019.

HP is a disease in which the parathyroid gland secretes no or abnormally low levels of parathyroid hormone, or PTH, which results in hypocalcemia, causing symptoms including muscle cramps, tingling and seizures.  ADH1 is a rare form of HP caused by gain-of-function mutations of the Calcium Sensing Receptor (CaSR), and which is characterized by increased sensitivity of the CaSR to calcium level.  Symptoms due to hypocalcemia can be more severe than in other forms of HP, and include severe muscle cramping, seizures and kidney damage resulting from hypercalcuria. ADH1 has a prevalence of approximately 2,000 in the US and EU. Hypoparathyroidism has a larger patient group of approximately 200,000 in the US and EU. No FDA or EMA approved therapies for ADH1 currently exist, although hypocalcemia is typically managed with calcium and vitamin D supplementation. Natpara (parathyroid hormone) was FDA approved in 2015 as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism, and has a boxed warning for potential risk of osteosarcoma.

BBP-551 / - Zuretinol acetate – Inherited Retinal Disease (Retinitis Pigmentosa and Leber’s Congenital Amaurosis) due to autosomal recessive RPE65 or LRAT mutations

We are developing zuretinol acetate, an oral, small molecule synthetic retinoid as a treatment for inherited retinal disease, or IRD, associated with autosomal recessive mutations in Retinal Pigment Epithelium Protein, or RPE65, or Lecithin: Retinol Acyltransferase, or LRAT.  We anticipate initiating a Phase 2/3 clinical trial for BBP-551 in 2020. BBP-551 has been granted Orphan Drug Designation in the United States for the treatment of Leber congenital amaurosis (LCA) due to inherited mutations in RPE65 or LRAT genes and for the treatment of retinitis pigmentosa and in the European Union for the treatment of  retinitis pigmentosa and for the treatment of Leber’s congenital amaurosis. BBP 551 has also received Fast Track Designation in the United States for the treatment of LCA due to inherited mutations in LRAT and RPE65 genes, and for the treatment of autosomal recessive RP due to inherited mutations in LRAT and RPE genes.

IRDs, including RP and LCA, are a group of genetically driven retinal degenerations that are characterized by progressive photoreceptor and retinal pigment epithelial cell (RPE) death and dramatic vision loss. It is estimated that there are approximately 2,000-4,500 people in the US and EU with IRDs due to RPE65 and LRAT mutations. No FDA or EMA approved therapies for LRAT-associated IRDs currently exist. Luxturna, a subretinally administered gene therapy, has received FDA approval for the treatment of patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy.

BBP-472 – PI3KB Inhibitor for Autism-Spectrum Disorder characterized by loss of PTEN protein

BBP-472 is a series of small molecule PI3KB inhibitors being designed to balance kinase signaling in the brain for the treatment of children with autism-spectrum disorders (ASD) characterized by loss of the PTEN protein. BBP-472 is currently in preclinical development.

GENETIC DERMATOLOGY

BBP-009/Patidegib (PellePharm): Gorlin Syndrome and High Frequency Basal Cell Carcinoma

BBP-009 is a topical gel formulation of patidegib, a hedgehog inhibitor, that we are developing for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma, or HF-BCC. We are currently conducting a Phase 3 clinical trial of BBP-009 in Gorlin Syndrome and a Phase 2b clinical trial of BBP-009 in HF-BCC. We have received breakthrough therapy designation from the FDA, as well as orphan drug designation from both the FDA and EMA for BBP-009 for the treatment of Gorlin Syndrome.

Basal Cell Carcinomas, or BCCs, a form of skin tumor, are universally driven by overactivation of the hedgehog pathway. Gorlin Syndrome is caused by a genetic mutation in Patched1, or PTCH1, the primary inhibitor of the hedgehog signaling pathway.  Uninhibited hedgehog signaling can cause tumorigenesis, leading to the formation of BCCs, particularly on the face and sun-exposed regions.  HF-BCC is the presentation of more than nine BCCs over a period of three years, without having the genetic mutation present in Gorlin Syndrome. Gorlin Syndrome has a prevalence of approximately 1/31,000 individuals worldwide, approximately 10,000 patients in the United States and 17,000 in the European Union. HF-BCC has a larger patient group of approximately 1/9,000 individuals, approximately 35,000 patients in the United States and 57,000 in the European Union. No FDA or EMA approved therapies for Gorlin Syndrome currently exist. Current treatments involve surgical resection of BCCs, or topical 5-FU or imiquimod, which are effective only in treating superficial BCCs.

In November 2018, through our investment in PellePharm, Inc., or PellePharm, we entered into a partnership with LEO Pharma, pursuant to which LEO has acquired a minority stake in PellePharm and has agreed to provide additional non-dilutive capital to fund the development of topical patidegib, including our planned Phase 3 clinical trial. LEO also acquired an option to purchase all shares in PellePharm at a later date. See “—Our Material Agreements—BBP-009 (Patidegib): Option Agreement with LEO Pharma A/S.”

BBP-589/PTR-01: Recessive Dystrophic Epidermolysis Bullosa (RDEB)

Summary

We are developing BBP-589, an IV-administered recombinant collagen type VII, or rC7, protein replacement therapy, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB. BBP-589 received orphan drug designation from the FDA and EMA in 2014 for the treatment of dystrophic epidermolysis bullosa, or DEB, and we received fast track designation from the FDA in 2019 for the treatment of dystrophic epidermolysis bullosa (DEB).

We are currently conducting a Phase 1/2 clinical trial of BBP-589 in RDEB patients, and anticipate that data readout from this study will occur in 2020.

Disease Overview

DEB is a genetic condition caused by mutations in the COL7A1 gene encoding the protein collagen type VII, a type of collagen protein that plays an important structural function. Collagen type VII resides in the basement membrane beneath stratified squamous epithelia and forms anchoring fibrils that hold layers of the epithelium together, most notably the epidermal and dermal layers of the skin. In DEB patients, mutations of the COL7A1 gene lead to deficient anchoring fibrils, resulting in normal physical touch or friction upon the epithelium causing severe blistering, wounds, and scarring of the skin as well as the mucous membranes and gastrointestinal tract, which are lined with epithelial cells. These patients can also suffer from joint contractures and pseudosyndactyly as a result of this condition as well as many other comorbidities, and they experience a shortened life expectancy often due to squamous cell carcinomas.

RDEB is a subtype of DEB that tends to have more severe symptoms and clinical outcomes. At present, there is no approved therapy for RDEB. All of the current standard of care treatment approaches rely on protective or palliative interventions. These include bandaging and disinfecting of wounds, nutritional supplementation and pain management none of which address the underlying cause of the disease. We believe there is a significant unmet need for a therapeutic option that can potentially address the cause of disease systemically and offer respite from the effects of the disease.

Our Product Concept

DEB is caused by dysfunctional collagen type VII protein. BBP-589 is a recombinant version of collagen type VII that is intended to take the place of the patient’s defective protein and reverse the DEB phenotype by forming the anchoring fibrils needed to hold the dermis and epidermis together. We have successfully generated a Chinese Hamster Ovary, or CHO, cell line to produce rC7 protein for use in further development. BBP-589, also referred to as PTR-01, has received orphan drug designation for the treatment of DEB in both the United States and European Union, respectively. As a systemic protein replacement therapy candidate, rC7 is intended for intravenous delivery, a modality that has proven effective at delivering rC7 to the skin’s basement membrane in preclinical animal models.

Preclinical Data

Preclinical studies have shown that rC7 distributes to the basement membrane of the skin. In COL7A1 knockout mouse models, treatment with intravenously delivered rC7 was observed to restore anchoring fibrils, promote healing and improve survival.

Immunogold electron microscopy of skin obtained from COL7A1 knockout mice injected with rC7 showed formation of anchoring fibrils in the correct location. A single IV administration of rC7 to neonatal COL7A1 knockout mice was associated with a statistically significant improvement in survival compared to vehicle-treated controls.

In single bolus dose toxicity studies conducted in rats and non-human primates, or NHP, rC7 was shown to be well-tolerated. In PD studies, the rC7 administered product was detectable at up to four weeks in the tissue of COL7A1 knockout mouse while the serum half-life ranged from one to five hours in mouse, rat, and NHP. A 28-day repeat dose rat toxicology study and two 28-day NHP repeat-dosing IV toxicology studies included histopathology observations consistent with immune complexes and/or compound deposition. The NOAEL was determined at 4 mg/kg for NHP only, which was used to inform the starting dose of the Phase 1/2 clinical trial.

Clinical Development Plan

We are studying BBP-589 in a Phase 1/2 randomized, saline-controlled, single-blind, multiple ascending dose, dose-escalation trial that was initiated in the first quarter of 2019. This first-in human study in adult RDEB patients is evaluating ascending doses of BBP-589 over four cohorts administering a total of three doses of BBP-589 and three doses of saline control IV to all patients in a cross-over design over a 10-week period. The primary objective of the trial is to evaluate the safety, tolerability and PK of BBP-589 in RDEB patients. Additionally, the trial will assess the proof of biologic activity through skin biopsy evaluation of C7, and formation of anchoring fibrils. Wound healing and clinically meaningful patient reported outcomes will also be evaluated at multiple timepoints. We expect to complete the trial in 2020. BBP-589 received fast track designation from the FDA in 2019 for the treatment of DEB.

Key Competitors

A number of companies are developing potentially competitive products for RDEB. Krystal Biotech, Inc. is developing KB103, a topical HSV-1 gene therapy currently in a Phase 1/2 clinical trial. Abeona Therapeutics, Inc. is developing EB-101, a topical therapy consisting of ex vivo autologous gene-corrected keratinocytes which has completed a Phase 1/2 clinical trial. ProQR Therapeutics N.V. is developing QR-313, an RNA oligonucleotide therapy for DEB exon 73. Fibrocell Science, Inc., acquired by Castle Creek, is developing FCX-007, a COL7A1 gene therapy which has completed a Phase 1/2 clinical trial.

BBP-681: Venous and Lymphatic Malformations

BBP-681 is a transdermal PI3K inhibitor that we are developing for the treatment of cutaneous venous and lymphatic malformations.  BBP-681 is currently in preclinical development.

Venous malformations, or VMs, are large, disorganized veins that can cause significant morbidity due to functional impairment, pain, bleeding, and disfigurement. Lymphatic malformations, or LMs, involve the lymphatic vessels and cause functional impairment and pain similar to VM, lymphatic leakage and disfigurement. The prevalence of VMs and LMs is greater than 75,000 and 42,000, respectively, in the United States and EU in the skin.  Standard of care is generally non-disease-modifying and invasive and ranges from compression bandages and aspirin, to laser ablation, surgical resection, and sclerotherapy.

BBP-561: Netherton Syndrome

BBP-561 is a topical KLK5/7 inhibitor that we are developing for the treatment of Netherton Syndrome.  BBP-561 is currently in preclinical development.

Netherton Syndrome is a devastating genetic disease characterized by skin breakdown complicated by risk of sepsis, severe malnutrition, and dehydration in affected neonates. It can additionally lead to chronic problems including allergy, infection, and inflammation. The prevalence is approximately 4,000 – 17,000 patients in the United States and European Union. No disease-modifying therapy exists. Palliative and preventative treatments are used to manage symptoms.

TARGETED ONCOLOGY

BBP-398: Targeting Multiple Oncology Indications

BBP-398 is a small molecule inhibitor of SHP2 that we are developing as a potential treatment of cancers driven by hyperactive receptor tyrosine kinase, or RTK, or MAPK signaling. BBP-398 is currently in preclinical development.

SHP2 is a phosphatase that acts downstream of receptor tyrosine kinases in the MAPK signaling pathway. SHP2 is critical in signaling in these pathways. Increased MAPK signaling is a hallmark of a number of cancer types, including: cancers driven by RTK genetic alterations, cancers with RTK fusion mutations, and cancers with constitutively active MAPK signaling. Additionally, SHP2 is implicated as a downstream mediator of PD-1 signaling, a key target of immuno-oncology treatment.

BBP-954 : Multiple Oncology Indications

BBP-954 is a preclinical discovery program for irreversible inhibitors of glutathione peroxidase 4, or GPX4, for the treatment of solid and hematological cancers.

Ferroptosis is a form of oxidative programmed cell death that cancer cells must avoid in order to survive and form tumors. GPX4 is an enzyme that protects cancer cells from ferroptosis by neutralizing toxic lipid free radicals. By inhibiting GPX4, we aim to trigger ferroptosis in cancer cells. Preclinical data generated by us and third parties suggest many of the most common cancers are sensitive to GPX4 inhibition, both in monotherapy and combination with standard anti-cancer agents such as kinase inhibitors and chemotherapy.  We believe that GPX4 may be potentially applicable to a number of common solid and hematologic cancers, including: non-small cell lung cancer, breast cancer, melanoma, pancreatic adenocarcinoma, renal cell carcinoma and Non-Hodgkin’s lymphoma, among others.

GENE THERAPY

BBP-812: Canavan Disease

BBP-812 is an AAV gene therapy product candidate that we are developing for the treatment of Canavan Disease that is designed to deliver the ASPA gene, which is defective in patients with Canavan disease. BBP-812 is currently in preclinical development.

Canavan Disease is a fatal, progressive neurodegenerative disorder that begins in infancy. The disease is a leukodystrophy, caused by degradation of white matter in the brain. Patients typically miss developmental milestones, have a rapidly increasing head circumference, progressive lack of motor control, and often do not live past their mid-teens. The incidence of Canavan Disease is approximately one in 100,000 births worldwide.  No treatments are approved for Canavan Disease; care is focused on symptom management.

BBP-815: TMC1-related Hearing Loss

BBP-815 is an AAV gene therapy product candidate that we are developing for the treatment for nonsyndromic hearing loss caused by recessive mutations in the TMC1 gene. Mutations in the TMC1 gene prevent sound from eliciting the appropriate electrical response in the hair cells, resulting in moderate to severe hearing loss, often present early in life. BBP-815 is currently in preclinical development.

Additional Program-Related Information

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations (“CMOs”), for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of our product candidates. Aside from a manufacturing agreement that we entered into in December 2019 through our subsidiary, BridgeBio Gene Therapy, LLC, we have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Several of our development candidates have or are in the near term expected to have redundant and overlapping drug substance and drug product supply chains.

Sales and Marketing

We intend to begin building a commercial infrastructure in the United States and selected other territories to support the commercialization of each of our product candidates when we believe a regulatory approval in a particular territory is likely. Because most of our target indications are rare diseases with a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we currently believe that we can effectively address each market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support.

We intend to evaluate our commercialization strategy as we advance each product candidate through clinical development. In any core markets outside of the United States that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates. We currently do not expect that we will require large pharmaceutical partners for the commercialization of any of our product candidates, although we may consider partnering in certain territories or indications or for other strategic purposes.

Intellectual Property

Overview

We strive to protect the proprietary technology that we believe is important to our business through a variety of methods, including seeking and maintaining patents and patent applications intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, our platform technologies and any other aspects of inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection and, in addition to filing and prosecuting patent applications in the United States, we may file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, Europe, China, Japan, and Mexico. We have entered into various license agreements to obtain the rights to use certain patents for the development and commercialization of our product candidates. See “—Our Material Agreements.” We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend on our ability to obtain and maintain patent and other proprietary rights protecting our commercially important technology, inventions and know-how related to our business, defend and enforce our current and future issued patents, if any, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We continually assess and refine our intellectual property strategy in order to best fortify our position, and file additional patent applications when our intellectual property strategy warrants such filings. We also rely on know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our intellectual property portfolio. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any patents, if issued, will provide sufficient protection from competitors.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

As of February 28, 2020, our intellectual property portfolio is composed of over 33 issued patents and over 56 patent applications that we license from academic and research institutions and other third parties, and over 37 issued patents or pending patent applications that we own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our key value drivers are further described below.

QED Therapeutics, Inc.

For our subsidiary, QED Therapeutics, Inc., we license rights from Novartis to two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of BBP-831. The issued U.S. patents are expected to expire between 2026 and 2029, which takes into account patent term adjustments granted by the USPTO. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030.

We also license rights from Novartis to one issued U.S. patent, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to pharmaceutical formulations containing BBP-831. The issued patents and patent applications, if issued, are expected to expire in 2034.

We also license rights from Inserm Transfert ESA and Assistance Publique-Hôpitaux de Paris to one issued U.S. patent and one pending U.S. patent application, and one granted patent in Europe, that are directed to methods of treating achondroplasia using BBP-831. The issued U.S. patent, granted patent in Europe, and the pending patent application, if issued, are expected to expire in 2032.

Eidos Therapeutics, Inc.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to six issued U.S. patents with claims directed to composition of matter and methods of use relating to BBP-265. These patents are expected to expire in 2031 or 2033. We also license rights from Stanford to two pending U.S. patent applications, one issued European patent, one pending European patent application, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to BBP-265. These patents and patent applications, if issued, are expected to expire in 2031 or 2033.

In addition, we own one issued U.S. patent, two pending U.S. patent applications, a pending PCT patent application, and over 12 related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and formulations relating to BBP-265. The issued U.S. patent is expected to expire in 2038.  The pending U.S. patent applications, any patent applications claiming the benefit of and priority to the PCT patent application, and the foreign patent applications, if issued, are expected to expire in 2038 or 2039.

Adrenas Therapeutics, Inc.

For our subsidiary Adrenas Therapeutics, Inc., we own one pending PCT patent application with claims directed to recombinant AAV vectors relating to BBP-631. Any patent applications claiming the benefit of this PCT patent application, if issued, are expected to expire in 2039.

Phoenix Tissue Repair, Inc.

For our subsidiary Phoenix Tissue Repair, Inc., we license rights from the University of Southern California, or USC, to one issued U.S. patent with claims directed to polypeptides comprising functional fragments of collagen 7, and five pending U.S. patent applications with claims directed to methods of use, including treating epidermolysis bullosa with collagen 7. The issued U.S. patent is expected to expire in 2035 and the pending U.S. patent applications, if issued, are expected to expire between 2027 and 2035. We also license rights from USC to over four related foreign patents issued in various jurisdictions including Australia, Europe and Japan, and over seven related foreign patent applications pending in various jurisdictions including Australia, Canada, Europe, and Japan. The foreign patents and patent applications, if issued, are expected to expire between 2027 and 2035.

We also own an issued U.S. patent with claims directed to collagen 7 modification for enhancing the degradability of collagen, and related issued patents in the United Kingdom, France and Germany. These issued patents are expected to expire in 2022.

We also own one pending U.S. patent application with claims directed to methods of treating epidermolysis and chronic skin wounds with collagen 7, with one related issued patent in Australia, and over three related foreign patent applications pending in various jurisdictions including Australia, Canada, and Europe. The issued patent and related patent applications, if issued, are expected to expire in 2033.

We also own a pending U.S. patent application with claims directed to formulations comprising collagen 7 and over seven related foreign patent applications pending in various jurisdictions, including Canada, China, Europe, Japan, and Mexico. These patent applications, if issued, are expected to expire in 2036.

TheRas, Inc.

For our subsidiary TheRas, Inc., we license rights from The Regents of the University of California, or the University of California, and Leidos Biomedical Research, Inc., or Leidos, to two pending U.S. patent applications with claims directed to modulators of K-RAS, which include claims to the modulators as composition of matter and their use in therapy, including the treatment of cancer, and over twenty related foreign patent applications pending in various jurisdictions, including Australia, Canada, China, Europe, Japan, and Mexico. The U.S. patent application and foreign patent applications, if issued, are expected to expire in 2036 and 2038.  We also co-own with, and license rights from, the University of California and Leidos, three pending PCT applications.  If issued, any patent applications claiming the benefit of these PCT applications are expected to expire in 2039.

Our Material Agreements

BBP-265

License Agreement with Alexion

In September 2019, through our subsidiary Eidos Therapeutics, Inc., or Eidos, we entered into a license agreement (the “Alexion License Agreement”) with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop and commercialize BBP-265 in Japan. Additionally, in September 2019, Eidos entered into a stock purchase agreement with Alexion, pursuant to which Eidos sold to Alexion 556,173 shares of its common stock for aggregate cash proceeds of $25.0 million. Under the terms of the Alexion License Agreement, Eidos granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize BBP-265 in Japan. In consideration for the license grant, Eidos received an upfront payment of $25.0 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, Eidos is entitled to receive royalties in the low double-digits on net sales by Alexion of BBP-265 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize BBP-265 in Japan, or upon the introduction of generic competition into the market.

License Agreement with the Board of Trustees of the Leland Stanford Junior University

In April 2016, through Eidos, we entered into an exclusive license agreement with Stanford for rights relating to novel transthyretin aggregation inhibitors. Under our agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights. This license grant expires when the last licensed patent expires. The patent rights exclusively licensed to us under the license are described in more detail above under the heading “—Intellectual property— Eidos Therapeutics, Inc.”

Stanford retains the right, on behalf of itself and all other non-profit academic research institutions, to practice under the patent rights for any non-profit purpose, including sponsored research and collaborations. We may grant sublicenses to third parties so long as we are actively pursuing the development or commercialization of products covered by the patent rights. We may also be required to sublicense our rights under the agreement at Stanford’s request under certain conditions, including if we are unwilling or unable to serve a potential market or territory and there is a third party willing to be a sublicensee in such market or territory.

We are obligated to pay to Stanford a yearly license maintenance fee during the term of the agreement, but we may offset the maintenance fee against earned royalty payments due on net sales occurring in that year. Stanford is entitled to receive a royalty as a percentage of net sales of licensed products, in the low single digits. We have agreed to pay Stanford a percentage of non-royalty revenue we receive from our sublicensees, with the amount owed decreasing annually for three years based on when we enter into the applicable sublicense agreement. In addition, we are obligated to pay Stanford up to approximately $1.0 million upon the achievement of specific intellectual property, clinical and regulatory milestone events. In the event of a change of control transaction with respect to Eidos, we are obligated to pay Stanford a change of control fee of $250,000 in connection with the assignment of the license agreement to the acquirer of Eidos.

Under the license agreement with Stanford, we are obligated to use commercially reasonable efforts to develop, manufacture, and commercialize at least one licensed product; to develop markets for such licensed products; and to meet certain development milestones as agreed upon between us and Stanford.

Subject to the expiration of the license grant described above, the agreement does not have a specified term. We may terminate the agreement by providing prior written notice to Stanford, and Stanford has the right to terminate the agreement if we fail to achieve certain milestones or make payments under the agreement, or are not actively pursuing development of a licensed product, or if we otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

BBP-831: License Agreement with Novartis International Pharmaceutical Ltd.

In January 2018, through our subsidiary QED Therapeutics, Inc., or QED, we entered into a license agreement with Novartis International Pharmaceutical Ltd., or Novartis, for certain intellectual property rights, including patents and know-how, related to BBP-831 for the treatment of patients with FGFR-driven diseases, including CCA, UC and achondroplasia. We refer to this agreement as the Novartis License.

Pursuant to the Novartis License, we obtained a license to research, develop, make, have made, use, import, offer for sale, sell, have sold and otherwise commercialize BBP-831, as well as therapeutic products incorporating BBP-831 that would, but for the license grant, infringe Novartis’ license patent rights, or that were developed using or that incorporate or embody Novartis’ licensed know-how, in all fields of use worldwide. The license grant to us includes the right to sublicense through multiple tiers. We also have certain rights to intellectual property licensed to Novartis’ affiliate under a materials transfer agreement with a third party.

The Novartis License is subject to Novartis’ existing obligations to supply a third party with BBP-831 to support the third party’s clinical trials, and we have an ongoing obligation to inform Novartis of our or our sublicensees’ intent to seek regulatory approval for and commercialize BBP-831 for various indications, with potential reversionary rights to Novartis in the event of a subsequent decision not to seek regulatory approval and commercialization, or a determination by Novartis that we have failed to sufficiently pursue regulatory approval and commercialization, for Novartis to grant such third party limited rights to develop and commercialize BBP-831.

Under the terms of the Novartis License, we made a one-time payment of $15.0 million to Novartis and agreed to issue shares of Series A preferred stock of QED valued at approximately $1.7 million in the aggregate to Novartis. In addition, we are obligated to make contingent milestone payments totaling $60.0 million upon achievement of certain regulatory milestones. We are also obligated to make contingent milestone payments totaling $35.0 million upon achievement of certain sales milestones for therapeutic products incorporating BBP-831. QED also agreed to pay Novartis tiered low double-digit royalties on net sales of therapeutic products incorporating BBP-831.

Under the Novartis License, we are required to use commercially reasonable efforts to develop BBP-831, and to obtain regulatory approval for and commercialize BBP-831 in the United States and the European Union.

We may terminate the Novartis License in its entirety or on a product-by-product or country-by-country basis at any time with 60 days’ prior written notice to Novartis. Novartis may terminate if QED ceases to function as a going concern, is the subject of certain bankruptcy or similar proceedings, or otherwise winds down or discontinues its business. Either party may terminate for material breach that is not cured by the other party within a specified time period of receiving notice of such material breach. Otherwise, the Novartis License terminates on a product-by-product and country-by-country basis on the latest of the expiration of licensed patent rights, the expiration of regulatory exclusivity, or the tenth anniversary of the first commercial sale in such country.

BBP-870: Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company

In June 2018, through our subsidiary Origin Biosciences, Inc., we entered into an asset purchase agreement with Alexion Pharma Holding Unlimited Company, or Alexion, pursuant to which we acquired Alexion’s right, title and interest in certain assets relating to fosdenopterin, including patents and other intellectual property rights.

In the event that a Priority Review Voucher, or PRV, is granted to us by the FDA, we have agreed to pay Alexion a percentage in the mid-teens of any proceeds received by us from our sale of the PRV to a third party. If we do not sell the PRV to a third party within 180 days after our receipt of the PRV, we are obligated to pay Alexion $18.8 million, which amount is creditable against any amounts otherwise due to Alexion in accordance with the preceding sentence upon any future sale by us of the PRV. We are obligated to make contingent milestone payments totaling $3.0 million upon achievement of certain development milestones and $17.0 million upon achievement of certain sales milestones for products containing the fosdenopterin molecule. We also agreed to pay Alexion tiered royalties ranging from the low-to mid-teens on net sales of products containing the fosdenopterin molecule.

We are obligated to use commercially reasonable efforts to obtain a PRV, achieve specified milestone events and commercialize at least one product containing the fosdenopterin molecule after receipt of regulatory approval.

BBP-009 (Patidegib): Option Agreement with LEO Pharma A/S

In November 2018, through PellePharm, Inc., or PellePharm, we entered into an option agreement with LEO Pharma A/S, or LEO Pharma, and LEO Spiny Merger Sub, Inc., pursuant to which LEO Pharma was granted an exclusive, irrevocable option to acquire PellePharm. The option is exercisable by LEO Pharma on or before the occurrence of certain events relating to PellePharm’s clinical development programs, and in no event later than July 30, 2021. As consideration for the option, LEO Pharma paid to PellePharm exclusivity payments totaling approximately $27.9 million in the aggregate and purchased a minority equity interest in PellePharm for approximately $5.1 million. In addition, LEO Pharma has agreed to pay additional exclusivity payments to PellePharm in an amount not to exceed $37.0 million in the aggregate under certain circumstances.

Pursuant to the option agreement, we have agreed to conduct the business of PellePharm in the ordinary course and in accordance with applicable laws, comply with the terms of our organizational documents, and use commercially reasonable efforts to operate the business of PellePharm in accordance with a mutually agreed budget and to complete a Phase 2 clinical trial of patidegib for HF-BCC and a Phase 3 clinical trial of patidegib for Gorlin Syndrome. In addition, we and LEO Pharma have formed a joint development committee to oversee the development of, and to make decisions regarding the commercialization of, patidegib.

BBP-589: Asset Purchase Agreement with Shire Human Genetic Therapies, Inc. and Lotus Tissue Repair

In July 2017, through our subsidiary, Phoenix Tissue Repair, Inc. or Phoenix, we entered into an asset purchase agreement with Shire Human Genetic Therapies, Inc., or Shire, and Lotus Tissue Repair, Inc. or Lotus, pursuant to which we acquired from Shire and Lotus the right, title and interest in certain assets relating to recombinant human collagen type VII, including patents and other intellectual property rights, as well as data and regulatory filings, relating to the treatment of DEB, and assumed certain liabilities with respect thereto. In connection with the acquisition of such assets, (1) Shire and Lotus granted to us a non-exclusive, worldwide, irrevocable, perpetual, royalty-free, sublicensable license under certain intellectual property related to the acquired assets but retained by Shire and Lotus, for the exploitation of certain recombinant human collagen type VII products in all fields, and (2) we granted to Shire and Lotus a non-exclusive, worldwide, irrevocable, perpetual, royalty-free, sublicensable license under certain of the acquired intellectual property assets to exploit products other than recombinant human collagen type VII products and other than for the treatment of DEB in humans.

As partial consideration for our acquisition of the assets, we agreed to pay a purchase price of $1.5 million and issued shares of common stock in Phoenix at a nominal value to Lotus. We are obligated to make contingent milestone payments totaling $27.0 million upon achievement of certain regulatory milestones. In addition, we are obligated to make contingent milestone payments totaling $60.0 million upon achievement of certain sales milestones. We also agreed to pay to Shire and Lotus tiered single-digit royalties on annual net sales for products containing the recombinant human collagen type VII.

We are obligated to use commercially reasonable efforts to develop, obtain FDA approval for and commercialize at least one product for the treatment of DEB in humans.

BBP-454: License Agreement with Regents of The University of California

In September 2016, through our subsidiary TheRas, Inc., or TheRas, we entered into a license agreement with the Regents of the University of California, or UCSF, which was amended in January 2017, August 2017, September 2018 and December 2019, relating to certain patent rights related to KRAS inhibitors and modulators, which we refer to collectively as the UCSF License.

Under the UCSF License, we acquired an exclusive, royalty-bearing, sublicensable, worldwide license to make, have made, use, sell, offer for sale and import products, services, and methods covered by the licensed patent rights, and to perform licensed processes, in each case, in prophylactic and therapeutic uses in humans. In addition, we received an option for certain inventions conceived and reduced to practice during a specified term. Under the UCSF License, UCSF retains, on behalf of itself and a third party, the right to make, use and practice certain of the licensed intellectual property rights for research and educational purposes, and the right to license to other academic and nonprofit organizations to practice the patent rights for research and educational purposes, including with respect to sponsored research performed on behalf of commercial entities. The rights and interests of any such commercial entity shall be subject to the licenses granted to us pursuant to the UCSF License. The UCSF License is also subject to pre- existing rights of the U.S. Government and the NIH.

In connection with the UCSF License and subsequent amendments, we paid issue fees totaling $300,000. In addition, under the terms of the UCSF License, we are required to pay to UCSF certain annual license maintenance fees unless we are selling or otherwise exploiting licensed products or services paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, we agreed to pay UCSF low single-digit tiered royalties on annual net sales of licensed products and services, with a minimum royalty requirement of $100,000. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. In addition, we are obligated to make contingent milestone payments totaling up to $22.4 million upon the achievement of certain clinical or regulatory milestones. In the event that we sublicense the patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by us.

We are also required to make a one-time “Index Milestone Payment” to UCSF in the event of (i) an initial public offering, or (ii) a change of control transaction, in each case with respect to TheRas. Such Index Milestone Payment is calculated by multiplying (a) a number of shares equal to a specified percentage of the then-outstanding fully-diluted shares of common stock of TheRas by (b)(1) in the case of an initial public offering by TheRas, the offering price per share of the securities sold to the underwriters in the offering, or (2) in the case of a change of control transaction with respect to TheRas, the per share consideration that would be received by TheRas’ shareholders in such transaction, in each case subject to certain adjustments. To the extent that an Index Milestone Payment becomes due prior to a bona fide financing transaction of at least $45 million, such Index Milestone Payment is equal to the greater of the amount calculated as described above, or $1.8 million.

Under the UCSF License, we also assumed certain obligations with respect to fund-raising, and must report on our progress in achieving the milestones set forth in the UCSF License on a periodic basis. The UCSF License also includes certain participation rights pursuant to which UCSF has the right to purchase specified amounts of securities offered by TheRas in financing transactions.

Under the UCSF License, we are obligated to diligently proceed with the development, manufacture and sale of at least one licensed product and/or service, and to earnestly and diligently market such licensed product and/or service after receipt of any requisite regulatory approvals and in quantities sufficient to meet market demand. We are also required to use good faith and diligent efforts to meet the milestones set forth in the UCSF License, subject to any revisions that may be permitted under certain circumstances. UCSF has the right to either terminate the UCSF License or reduce the license to a nonexclusive license if we are unable to perform our diligence obligations.

The agreement will continue until the last to expire or abandonment of the patent rights on a licensed product-by-licensed product and country-by-country basis. We may terminate the agreement by providing prior written notice to UCSF or we may terminate the rights under patent rights on a country-by-country basis by giving notice in writing to UCSF. UCSF has the right to terminate the agreement if we fail to make any payments, challenge any UCSF patent rights or otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

BBP-398: Collaboration and License Agreement with the Board of Regents of The University of Texas System and The University of Texas M.D. Anderson Cancer Center

In March 2017, through our subsidiary Navire Pharma, Inc. (formerly known as PTP Pharmaceuticals, Inc.), or Navire, we entered into a collaboration and license agreement with The Board of Regents of the University of Texas System, or the Board of Regents, and The University of Texas M.D. Anderson Cancer Center, or MD Anderson. Under the agreement, we acquired an exclusive, royalty-bearing, sublicensable, worldwide license to develop, make, use and sell SHP2 and PTPN11 inhibitors covered by the licensed technology in all fields. The Board of Regents and MD Anderson each retain the right to practice the licensed patent rights for non-commercial, research and academic purposes, and also to grant non-exclusive licenses to other academic and nonprofit organizations to practice the patent rights for non-commercial, research and educational purposes (but excluding any research sponsored by a for-profit entity). Our license is also subject to a non-exclusive license granted to the U.S. government. To further the goals of the collaboration agreement, we granted a non-exclusive license to our technology to MD Anderson for the purpose of carrying out the development plan.

In partial consideration for the exclusive license grant, we issued the Board of Regents shares of common stock of Navire valued at approximately $280,000 pursuant to a stock purchase agreement entered into simultaneously. If commercial sales of a licensed product commence, we will pay MD Anderson royalties at percentage rates ranging in the low single digits on net sales of licensed products. We may offset payments made to third parties to obtain rights needed for the commercialization of a licensed product against royalties payable to MD Anderson provided that such expenses in a given year may not be credited against more than a specified percentage of the royalties in such year and subject to a minimum floor in the low single digits. Our obligation to pay various royalties continues on a country by country basis with respect to any licensed product depends on regulatory status, patent coverage, and financing status. For licensed products that satisfy certain regulatory conditions, the related royalty extends for three years after the first sale. Additionally, if certain financing conditions are achieved, then (i) for licensed products covered by licensed patents, the royalty obligation continues until the expiration of all licensed patent rights covering such licensed product in such country, and (ii) for licensed products without coverage by licensed patents, the royalty obligation extends for 10 years after first sale.

Under the collaboration and license agreement, we are obligated to use commercially reasonable efforts to conduct all development activities under the agreement and to commercialize the licensed products following regulatory approval.

The agreement will continue for thirty years unless earlier terminated. We may terminate the agreement for convenience, provided that MD Anderson shall not be required to forego payments made or equity issued to MD Anderson under the collaboration and license agreement or the stock purchase agreement. MD Anderson has the right to terminate the agreement if we fail to pay royalties or otherwise materially breach the agreement or the stock purchase agreement and fail to cure such breach within a specified cure period, or if BridgeBio Pharma LLC commits a material breach of its obligations under any agreement with Navire, or if Navire breaches obligations under a Series A Preferred Stock Purchase Agreement between Navire and BridgeBio Pharma LLC.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, manufacture, testing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, including gene therapies, as well as diagnostics, and any future product candidates. Generally, before a new drug, biologic or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority.

U.S. Government Regulation of Drug and Biological Products

In the United States, the FDA regulates drugs under the FDCA, and its implementing regulations and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our products and our reputation.

Our product candidates must be approved by the FDA through either an NDA, or a BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP, requirements;
•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•	approval by an IRB, or independent ethics committee at each clinical trial site before each human trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA or BLA;
•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with Current Good Manufacturing Practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;
•	payment of user fees for FDA review of the NDA or BLA; and
•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and the regulatory scheme for drugs and biologics is evolving and subject to change at any time. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical Studies

Before testing any drug, biological or gene therapy candidate in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Additionally, the review of information in an IND submission may prompt FDA to, among other things, scrutinize existing INDs or marketed products and could generate requests for information or clinical holds on other product candidates or programs.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the RAC, of the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guideline. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•

Phase 2 clinical trials involve studies in disease-affected patients to evaluate proof of concept and/or determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development, i.e., the first-in-human clinical trial, to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected AEs, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require the applicant to obtain additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and/or to complete other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2020, with the potential for PRVs to be granted until 2022.

Expedited Development and Review Programs

A sponsor may seek to develop and obtain approval of its product candidates under programs designed to accelerate the development, FDA review and approval of new drugs and biologics that meet certain criteria. For example, the FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that are intended to treat a serious or life threatening disease or condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For a fast track-designated product, the FDA may consider sections of the NDA or BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

A product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development or review, such as priority review and accelerated approval. Priority review means that, for a new molecular entity or original BLA, the FDA sets a target date for FDA action on the marketing application at six months after accepting the application for filing as opposed to ten months. A product is eligible for priority review if it is designed to treat a serious or life-threatening disease condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. If criteria are not met for priority review, the application for a new molecular entity or original BLA is subject to the standard FDA review period of ten months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, priority review, accelerated approval, breakthrough therapy and RMAT designation do not change the standards for approval.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug or biologic reaches the market. Corrective action could delay drug or biologic distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug or biologic, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the drug or biologic, suspension of the approval, complete withdrawal of the drug from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of drug or biologic approvals;
•	drug or biologic seizure or detention, or refusal to permit the import or export of drugs; or
•	injunctions or the imposition of civil or criminal penalties.

Regulation of Companion Diagnostics

We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and approval of a premarket, or PMA approval.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of FDA’s quality system regulation, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug and biologic makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Biosimilars and Exclusivity

Certain of our product candidates are regulated as biologics. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the CMS, including the Office of Inspector General and Office for Civil Rights, other divisions of the Department of HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and physicians and any future arrangements with third party payers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act, and HIPAA.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

HIPAA created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

Current and Future Legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•

made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.

•

imposed a requirement on manufacturers of branded drugs to provide a 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.

•	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
•	expanded the entities eligible for discounts under the 340B Drug Discount Program.
•	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.
•

imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs.

•

established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2020.

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. In addition, the Department of HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While most of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through 2029 unless additional congressional action is taken. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

Packaging and Distribution in the United States

If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

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

Other U.S. Environmental, Health and Safety Laws and Regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

European Union Drug Development

In the European Union, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit.

European Union Drug Marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

European Pediatric Investigation Plan

In the EEA, MAAs for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all Member States of the European Union and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

European Data Collection

The collection and use of personal health data in the European Economic Area, or the EEA, is governed by the GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and

Additional Laws and Regulations Governing International Operations

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Coverage and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States.

In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Employees

As of December 31, 2019, we had 248 full-time employees, including 44 Eidos employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate and Other Information

We were incorporated as a Delaware corporation in 2019, under the name BridgeBio Pharma, Inc. Our principal executive offices are located at 421 Kipling Street, Palo Alto, CA 94301. Our telephone number is (650) 391-9740.

Our web page address is https://bridgebio.com. Our investor relations website is located at https://investor.bridgebio.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended.

ITEM 1A.  RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

Risk Related to our Financial Position, Need for Additional Capital and Growth Strategy

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2019, 2018 and 2017 were $288.6 million, $169.5 million and $43.8 million, respectively. As of December 31, 2019, we had an accumulated deficit of $440.0 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

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

As of December 31, 2019, we had working capital of $508.2 million and cash, cash equivalents and marketable securities of $577.1 million. We expect that our cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•

the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our product candidates, including protein or gene therapies such as BBP-589, BBP-631, and BBP-812 and any other product candidates we may identify and develop;

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

•	the amount and timing of sales and other revenues from our product candidates, if any are approved, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	the costs of acquiring, licensing or investing in intellectual property rights, products, product candidates and businesses;
•	our ability to continue to discover and develop additional product candidates, and the time and costs associated with identifying additional product candidates;
•	our ability to attract, hire and retain qualified personnel; and
•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

We may seek additional capital through any number of available sources, including but not limited to public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

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

As part of our strategy, we expect to form and invest in additional wholly-owned subsidiaries and variable interest entities, or VIEs. Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to:

•	risk of conducting research and development activities in new therapeutic areas or treatment modalities in which we have little to no experience;
•	diversion of financial and managerial resources from existing operations;
•	our ability to negotiate a proposed acquisition, in-license or investment in a timely manner or at a price or on terms and conditions favorable to us;
•	our ability to combine and integrate a potential acquisition into our existing business to fully realize the benefits of such acquisition;
•	the impact of regulatory reviews on a proposed acquisition, in-license or investment; and
•	the outcome of any legal proceedings that may be instituted with respect to the proposed acquisition, in-license or investment.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in August 2019, we announced a non-binding proposal to acquire all of the outstanding shares of common stock of Eidos that were not then owned by us or our subsidiaries (or the “Eidos Buyout Offer”). Although discussions between a special committee comprised of Eidos’ disinterested and independent directors and us with respect to the proposed transaction have terminated, the attention of certain members of each company’s management and each company’s resources were diverted from day-to-day business operations during our exploration of the Eidos Buyout Offer, and we may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations.

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

All of our product candidates require additional development; management of preclinical, clinical, and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; build a commercial organization; commence marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales, if ever. Many of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing and planned Phase 3 clinical trials of BBP-265, our ongoing and planned Phase 3 clinical trials of BBP-831 and our ongoing Phase 3 and Phase 2b clinical trials of BBP-009, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on October 30, 2018, the FDA notified our subsidiary Phoenix Tissue Report Inc. of a partial clinical hold, but allowed it to proceed with the planned Phase 1/2 study using only the existing drug substance of BBP-589 that was identified by the FDA. The FDA requested additional development of the analytical test method to quantitate relative potency of any new batch of product we intend to use for future clinical studies. We provided a complete response in January 2020, and the FDA removed the partial clinical hold in February 2020. Although the partial clinical hold on BBP-589 was removed, we may be required or may voluntarily determine to place BBP-589 or other product candidates on clinical hold in the future for various reasons.

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

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates would substantially harm our business, prospects, financial condition and results of operations. For example, if BBP-265 is first approved for ATTR-CM on the basis of efficacy endpoints other than for reduction in mortality or hospitalization, BBP-265 might be limited to a second-line claim until such data were available. Any of these events could limit the commercial potential of BBP-265 and have a material adverse effect on our business, prospects, financial condition and results of operations.

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
•

the approval or concurrent enrollment of clinical trials involving competing product candidates currently under development for Mendelian diseases or genetically driven cancers or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

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

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify or terminate our study plans based on findings in our preclinical studies or clinical trials. For instance, in our Phase 2 clinical trial of BPP-831 for the treatment of FGFR-driven cancers, the most commonly reported treatment emergent adverse event of any grade was hyperphosphatemia, which is an electrolyte disorder in which there is an elevated level of phosphate in the blood. These and other AEs that we may observe in our ongoing and future clinical trials of our product candidates could require us to delay, modify or abandon our development plans for the affected product candidate or other product candidates that share properties of the affected product candidate. Many product candidates that initially show promise in early-stage testing may later be found to cause side effects that prevent further development. As we work to advance existing product candidates and to identify new product candidates, we cannot be certain that later testing or trials of product candidates that initially showed promise in early testing will not be found to cause similar or different unacceptable side effects that prevent their further development.

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

Patients in certain of our ongoing and planned clinical trials of product candidates in genetically driven cancers, including clinical trials of BBP-831 of FGFR-driven cancers, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.

We may in the future conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. For instance, our clinical trials of BBP-831 and BBP-870 each included patients outside of the United States and our Phase 3 clinical trials of BBP-265 will include patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our ongoing and planned Phase 3 clinical trials of BBP-265, for which we plan to enroll cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; BBP-265 for the treatment of transthyretin amyloidosis; BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; BBP-870 for the treatment of molybdenum cofactor deficiency type A; BBP-551 for the treatment of Leber congenital amaurosis (LCA) due to inherited mutations in RPE65 or LRAT genes and for the treatment of retinitis pigmentosa; and infigratinib for the treatment of cholangiocarcinoma. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome (Gorlin syndrome); BBP-265 for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; BBP-870 for the treatment of molybdenum cofactor deficiency type A; and BBP-551 for the treatment of of retinitis pigmentosa and for the treatment of Leber’s congenital amaurosis; and BBP-631 for the treatment of congenital adrenal hyperplasia. We may seek orphan drug designation for certain other of our product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

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

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy, fast track or regenerative medicine advanced therapy designation by the FDA.

We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our product candidates, although we cannot be certain that our product candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy, fast track designation and or regenerative medicine advanced therapy, or RMAT.

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

We may seek RMAT designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Although BBP-589 has received fast track designation for the treatment of dystrophic epidermolysis bullosa, or DEB, BBP-870 has received breakthrough therapy designation for MoCD, BBP-009 has received breakthrough therapy designation for the reduction of life-long, serious clinical morbidity and disease burden of persistently developing BCCs in patients with basal cell nevus syndrome, or BCNS, which is also known as Gorlin Syndrome, infigratinib has received fast track designation for the first-line treatment of adult patients with unresectable locally advanced or metastatic cholangiocarcinoma with FGFR2 gene fusions or translocations, and BBP-551 has received fast track designation for the treatment of LCA due to inherited mutations in LRAT and RPE65 genes and for the treatment of autosomal recessive RP due to inherited mutations in LRAT and RPE genes, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations.

Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy, fast track designation or RMAT, we cannot assure you that the FDA would decide to grant it. Breakthrough therapy designation, fast track and RMAT designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy, fast track or RMAT designation. Thus, even if we do receive breakthrough therapy, fast track or RMAT designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy, fast track or RMAT designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

If we are unable to establish or maintain such strategic collaborations on terms favorable to us in the future, our R&D efforts and potential to generate revenue may be limited.

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

•

collaborators may delay clinical trials, provide insufficient funding for a development program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties, plus up to three times the remuneration involved, imprisonment of up to ten years, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain  disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020.  While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.  The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation 2016/679, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, which governs the collection and use of personal health data in the European Union, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. It is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. On December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. The Bipartisan Budget Act of

2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that gives states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our four key value drivers are pursuing, including but not limited to: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to BBP-265; pemigatinib, a small molecule FGFR inhibitor, a competitor to BBP-831; NBI-74788, a corticotropin releasing factor receptor antagonist, a competitor to BBP-631; and MRTX849, a KRAS G12C inhibitor, a competitor to BBP-454. If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, our Management Committee as well as the other members of our scientific and clinical teams. However, some of these executive officers, directors and other personnel split their time between BridgeBio and certain of our other subsidiaries. For instance, Neil Kumar serves as chief executive officer and a director both to us and Eidos; Uma Sinha serves as chief scientific officer to us and Eidos; Eric Aguiar and Ali Satvat each serve as a director both to us and Eidos; Eric David serves as chief executive officer of both Adrenas Therapeutics, Inc. and Aspa Therapeutics, Inc.; Neil Kirby serves as chief executive officer of both Origin Biosciences, Inc. and Phoenix Tissue Repair, Inc. As a result, these executive officers, directors and members of our Management Committee may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of December 31, 2019, we had 42 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

As of December 31, 2019, we had 248 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting, and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union General Data Protection Regulation, and financial penalties may also apply.

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

Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China. Since the manufacturing facilities of some of our third-party CMOs are in China, an outbreak of communicable diseases in China or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside China, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

We currently have no employees outside the United States, but we are conducting clinical trials internationally through a global CRO and our business strategy incorporates potential international expansion to target patient populations outside the United States. If we receive regulatory approval for and commercialize any of our product candidates in patient populations outside the United States, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:

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

•

natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease (such as the outbreak of the novel strain of coronavirus in December 2019), boycotts, curtailment of trade, and other business restrictions;

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Prior to our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by the Sarbanes-Oxley Act. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

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

As of December 31, 2019, these material weaknesses have been remediated.  As the hiring of additional finance and accounting personnel becomes economically feasible, we intend to take appropriate and reasonable steps to continue to strengthen our internal controls through the implementation of appropriate segregation of duties and formalization of accounting policies and controls. However, we cannot assure you that these measures will significantly improve our internal controls or prevent further material weaknesses in the future.

In addition, in connection with the audit of the consolidated financial statements for the year ended December 31, 2018 of our subsidiary Eidos, which is a public company subject to the reporting requirements of the Exchange Act and the rules and regulations of the Nasdaq Stock Market, Eidos and its independent registered public accounting firm identified a material weakness in Eidos’ internal control over financial reporting related to a deficiency in the operation of Eidos’ internal controls over the accounting for complex debt and equity transactions and ineffective disclosure controls. Although this material weakness was remediated as of December 31, 2019, we can give no assurance that additional material weaknesses or significant deficiencies in our or Eidos’ internal control over financial reporting will not be identified in the future.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As a public company, are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our IPO, provide a management report on internal control over financial reporting. In addition, once we are no longer an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2024, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Pursuant to our 2019 Stock Option and Incentive Plan, or the 2019 Plan, we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors elects to increase the number of shares available for future grant and our stockholders approve of such an increase at our annual meeting, our stockholders may experience additional dilution, and our stock price may fall.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff agreement, the early release of this agreement, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Shares of unvested restricted stock and common stock issued and outstanding as of the Reorganization will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market standoff agreement. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff agreement, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also filed a registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Based upon our common stock outstanding as of December 31, 2019, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 50.8% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Under the Amended and Restated Loan and Security Agreement, we also have an obligation to pledge our equity interests in our subsidiaries. In addition, certain of our non-operating subsidiaries, which are subsidiaries other than those predominantly involved in advancing our development programs are also obligated to enter into a joinder agreement, whereby they are also required to comply with the terms of the Amended and Restated Loan and Security Agreement. In addition, our subsidiary, Eidos Therapeutics, Inc. is also party to a loan and security agreement with Silicon Valley Bank and Hercules Capital, Inc., under which the lenders have agreed to loan to Eidos up to $55.0 million and Eidos is required to make and maintain certain financial covenants, representations and warranties and other customary agreements and is subject to customary events of default. Any breach by us or Eidos of, or any event of default under, our respective loan agreements could result in a material adverse effect on our business, financial condition and operating results.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to the following:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2019, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space	Palo Alto, CA	3,900	Leased	2020	Extended through 2023 in 2019
Office space	San Francisco, CA	10,552	Leased	2026	None
Office space	San Francisco, CA	10,000	Leased	2021	Three-year option to extend
Laboratory facility	Raleigh, NC	11,376	Leased	2024	Five-year option to extend

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, we were not party to any material legal proceedings. In the future, we may become party to legal proceedings and claims arising in the ordinary course of business.  Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse impact on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on Nasdaq under the symbol “BBIO” on June 27, 2019. Prior to that date, there was no public trading market for shares of our common stock.

Holders

As of February 24, 2020, there were 27 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019 and ending on December 31, 2019, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each of our common stock at the IPO price, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from sources believed to be reliable including Nasdaq, Bloomberg and Reuters, but we are not responsible for any errors or omissions in such information.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10‑K or future filings made by us under those statutes, this Stock Performance Graph section is not “soliciting material,” shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among BridgeBio Pharma, Inc. the Nasdaq Composite Index, and Nasdaq Biotechnology Index

*	$100 invested on June 27, 2019 in stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

We have not made any purchases of our own equity securities for the year ended December 31, 2019.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10‑K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
License revenue	$40,560	$—	$—
Operating expenses:
Cost of license revenue	2,500	—	—
Research and development	209,947	140,073	30,556
General and administrative	94,353	43,587	13,302
Total operating expenses	306,800	183,660	43,858
Loss from operations	(266,240)	(183,660)	(43,858)
Other income (expense), net:
Interest income	8,915	2,004	39
Interest expense	(8,765)	(2,547)	(13)
Gain on deconsolidation of PellePharm	—	19,327	—
Loss from ML Bio asset acquisition	(416)	—	—
Share in net loss of equity method investments	(20,869)	(275)	—
Other expense	(1,210)	(4,300)	—
Total other income (expense), net	(22,345)	14,209	26
Net loss	(288,585)	(169,451)	(43,832)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	27,998	38,702	13,267
Net loss attributable to common stockholders of BridgeBio	$(260,587)	$(130,749)	$(30,565)
Net loss per share, basic and diluted	$(2.48)	$(2.12)	$(1.00)
Weighted-average shares used in computing net loss per share, basic and diluted	105,099,089	61,767,414	30,598,983

	As of December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$577,137	$436,086	$91,995
Working capital(1)	508,237	412,646	88,581
Total assets	631,679	464,941	98,044
Term loans, noncurrent	91,791	54,507	—
Other liabilities	3,527	495	312
Redeemable convertible noncontrolling interests	2,243	122	833
Common stock	124	92	51
Additional paid-in capital	848,107	494,231	134,495
Accumulated other comprehensive income	254	—	—
Accumulated deficit	(440,031)	(179,444)	(48,695)
Noncontrolling interests	65,279	62,361	2,498
Total stockholders' equity	473,733	377,240	88,349

(1)

We define working capital as current assets less current liabilities. Refer to our consolidated balance sheets and notes to our financial statements for further details regarding our current assets and current liabilities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Item 6. Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We are a team of experienced drug discoverers, developers, and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 20 development programs includes product candidates ranging from early discovery to late-stage development. Several of our programs target indications that we believe present the potential for our product candidate, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales. We have initiated a rolling NDA submission for one of our product candidates, and have three product candidates in clinical trials that, if positive, we believe could support the filing of an application for marketing authorization.

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

On July 1, 2019, immediately prior to the completion of the initial public offering of our common stock (the IPO), we engaged in a series of transactions whereby BridgeBio Pharma LLC, or BBP LLC, became a wholly-owned subsidiary of BridgeBio Pharma, Inc., or BBP Inc., collectively with BBP LLC, BridgeBio. As part of the transactions, holders of Preferred Units, Founder Units, Common Units and Management Incentive Units of BBP LLC exchanged all outstanding units for an aggregate of 99,999,967 shares of common stock of BBP Inc.

On July 1, 2019, we completed the IPO. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. In July 2019, we received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $577.1 million or $385.9 million excluding Eidos.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $288.6 million, $169.5 million and $43.8 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Financial Highlights

The following table summarizes our financial results:

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
License revenue	$40,560	$—	$—	$40,560	$—
Total operating expenses	306,800	183,660	43,858	123,140	139,802
Loss from operations	(266,240)	(183,660)	(43,858)	(82,580)	(139,802)
Net loss	(288,585)	(169,451)	(43,832)	(119,134)	(125,619)
Net loss attributable to common stockholders of BridgeBio	(260,587)	(130,749)	(30,565)	(129,838)	(100,184)
Cash, cash equivalents and marketable securities	577,137	436,086	91,995	141,051	344,091

License revenue increased by $40.6 million in 2019 due mainly to the upfront payment received by Eidos upon execution of the Alexion License Agreement.

Total operating expenses and loss from operations increased by $123.1 million and $82.6 million, respectively, in 2019 and $139.8 million in 2018 mainly attributed to increase in external-related costs to support the progression in our research and development programs, which also contributed primarily to the increase in net loss and net loss attributable to common stockholders of BridgeBio.

During 2019, we received net proceeds of $366.2 million from the BridgeBio IPO, $36.9 million from term loans and $23.9 million from Eidos’ at-the-market issuance of shares. In 2018, we received total net proceeds of $487.0 million from the Eidos IPO, issuances of our convertible preferred units and availment of term loans. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $385.9 million excluding Eidos.

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which we have majority voting interest under the VOE model or for which we are the primary beneficiary under the VIE model, which we refer to collectively as our consolidated entities. Ownership interests in entities over which we have significant influence, but not a controlling financial interest, are accounted for as cost and equity method investments. Ownership interests in consolidated entities that are held by entities other than us are reported as redeemable convertible noncontrolling interests and noncontrolling interests in our consolidated balance sheets. Losses attributed to redeemable convertible noncontrolling interests and noncontrolling interests are reported separately in our consolidated statements of operations.

We have either created or made investments in entities that are either wholly or partially-owned subsidiaries and VIEs. Refer to Note 2 to our consolidated financial statements for a list of our VIEs.

Factors Affecting Comparability

Our historical financial condition and results of operations for the periods presented may not be comparable, either between periods or going forward due to the factors described below.

Eidos Therapeutics, Inc. Transactions:

In February 2018, we entered into a note and warrant purchase agreement with Eidos pursuant to which Eidos issued a convertible promissory note, or the Eidos Note, with the principal amount of $10.0 million and a warrant to purchase a number of shares of preferred stock equal to $4.0 million at the price paid by investors in the next equity financing, or the Eidos Warrant. In March 2018, we transferred 10% or $1.0 million of our interest in the Eidos Note and the Eidos Warrant to a minority stockholder of Eidos. In March 2018, the Eidos Note was redeemed into shares of Series B redeemable convertible preferred stock of Eidos at a 30% discount to the price paid by other investors. In conjunction with these transactions, Eidos recognized a preferred stock warrant liability, tranche liability and an embedded derivative, which were recorded at fair value at inception and remeasured to fair value at each subsequent reporting date until the instruments were settled. For the year ended December 31, 2018, we recorded $1.3 million in other income (expense), net in the consolidated statements of operations related to these 2018 Eidos financing transactions. All of these Eidos financial instruments were settled during 2018.

In June 2018, Eidos completed its initial public offering, or the Eidos IPO. All redeemable convertible preferred stock of Eidos was converted into common stock at the closing of the Eidos IPO. As part of the Eidos IPO, we purchased common stock in the amount of $17.0 million. The Eidos Warrant was also net exercised upon the completion of the Eidos IPO. We previously determined that Eidos was a controlled VIE as of December 31, 2017 and through its initial public offering in June 2018, at which time we determined that Eidos is no longer a VIE. In May 2019, we purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, we purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. Subsequent to the Eidos IPO and through December 31, 2019, we held a majority voting interest in Eidos and consolidate Eidos under the VOE model.

PellePharm, Inc. Transactions:

PellePharm entered into a series of agreements, or the LEO Agreement, with LEO Pharma A/S, or LEO, in November 2018. As part of the LEO Agreement, we granted LEO an exclusive, irrevocable option, or the LEO Call Option, to acquire all of PellePharm’s shares held by us. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO Call Option as a current liability in our consolidated financial statements because we are obligated to sell our shares in PellePharm to LEO at a pre-determined price, if the option is exercised. The fair value of the LEO Call Option on issuance in November 2018 was $1.9 million and increased to $3.0 million as of December 31, 2018 and to $4.1 million as of December 31, 2019. We will remeasure the LEO Call Option to fair value at each subsequent balance sheet date until the LEO Call Option is either exercised or expires. We previously determined that we were the primary beneficiary of PellePharm, as of December 31, 2017 and through the date of execution of the LEO Agreement in November 2018. At the time of execution, we concluded that we are no longer the primary beneficiary of, and thus deconsolidated, PellePharm. Subsequent to the LEO Agreement, we account for our retained investment in common and preferred stock of PellePharm under the equity method and cost method, respectively. Upon adoption ASU 2016-01 in 2019 (see Note 2 to our consolidated financial statements), we concluded that our investment in preferred stock of PellePharm did not have a readily available fair value. As a result we started to measure the adjusted cost basis of our retained investment in PellePharm’s preferred stock of PellePharm at cost less impairment plus or minus observable price changes. Since our investment in common stock was reduced to zero during the first quarter of 2019 as a result of applying the equity method, we subsequently adjusted the cost basis of our preferred stock investment by recording our percentage of net losses consistent with our preferred stock ownership percentage of 61.9% until the adjusted cost basis was also reduced to zero during the remaining period of 2019.

Results of Operations

License Revenue

License revenue includes the recognition of upfront payments received in connection with our license agreements. The level of license revenue to be recognized depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the amount of research and development work, and entering into new collaboration agreements, if any.

License revenue for 2019 was $40.6 million arising primarily from the recognition of the upfront payment received by Eidos upon execution of the Alexion License Agreement. Eidos determined that the exclusive license granted to Alexion was a distinct performance obligation and, as of the effective date, Eidos had provided all necessary information to Alexion to benefit from the license and the license term had begun. There were no revenues in 2018 and 2017.

Operating Expenses

Cost of License Revenue

Cost of license revenue represents sublicensing fees payable under the Stanford License in connection with the Alexion License Agreement and was $2.5 million in 2019. There were no costs of license revenue in 2018 and 2017.

Research and Development Expenses

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Research and development	$209,947	$140,073	$30,556	$69,874	$109,517

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
BBP-265 (Eidos)(1)	$46,662	$28,539	$9,286
BBP-831 (QED)	65,096	42,726	444
BBP-870 (Origin)	19,501	7,532	—
BBP-631 (Adrenas)	14,744	8,848	446
BBP-812 (ASPA)	14,612	3,333	—
BBP-589 (PTR)	8,001	3,329	2,005
BBP-454 (TheRas)	5,853	3,663	997
BBP-009 (PellePharm)(2)	—	17,975	10,995
Other programs including early stage	35,478	24,128	6,383
Total	$209,947	$140,073	$30,556

(1)

Amounts presented above may differ from the financial statements of Eidos due to intercompany income and expenses, which are eliminated in the consolidated financial statements of BridgeBio for all periods presented.

(2)	Results for PellePharm are not included in our research and development expenses subsequent to the deconsolidation date in November 2018.

Research and development expense increased by $69.9 million in 2019 and $109.5 million in 2018 primarily due to increase in external-related costs to support progression in our research and development programs including increasing research pipeline.

General and Administrative Expenses

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
General and administrative	$94,353	$43,587	$13,302	$50,766	$30,285

General and administrative expenses increased by $50.8 million in 2019 and $30.3 million in 2018 due to increase in headcount to support the growth of our operations and external-related costs incurred as a result of preparation for the SEC listing and continuing compliance as a public company. General and administrative expenses increased by $30.3 million in 2018 mainly due to increase in professional and consulting services largely due to our expanding operations.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash equivalents and marketable securities and the increase of $6.9 million in 2019 and $2.0 million in 2018 was attributed primarily to the additional income earned from higher investment balances following the initial public and debt offerings.

Interest Expense

Interest expense consists primarily of interest expense incurred under our term loans with Hercules Capital, Inc., or Hercules and the increase of $6.2 million in 2019 and $2.5 million in 2018 was primarily attributed to increase in term loan amounts.

(Loss) Gain from Equity Investments

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Gain on deconsolidation of PellePharm	$—	$19,327	$—	$(19,327)	$19,327
Share in net loss of equity method investments	(20,869)	(275)	—	(20,594)	(275)
Total	$(20,869)	$19,052	$—	(39,921)	19,052

Loss from equity investments increased by $20.6 million in 2019 and $0.3 million in 2018 primarily due to our share of losses from our investment in PellePharm totaling $17.1 million in 2019 and $0.3 million in 2018. We recognize our share of losses from the PellePharm equity method investment as incurred. After our equity method investment was reduced to zero during the three months ended March 31, 2019, we recognized our percentage of net losses consistent with our preferred stock ownership percentage until the investment was also reduced to zero during the remaining period of 2019.

In 2018, after the execution of the LEO Agreement, we concluded that PellePharm should be deconsolidated and we recorded our retained interest in PellePharm at fair value, resulting in a gain of $19.3 million being recognized during the year ended December 31, 2018. There were no such transactions in 2017.

Other Expense

Other expense consists mainly of changes in fair value of the LEO Call Option liability. We account for the LEO Call Option as a current liability as we have the obligation to sell our PellePharm shares to LEO at a pre-determined price if the LEO Call Option is exercised. The LEO Call Option can be exercised at any time through the maturity date. The LEO Call Option was recorded at fair value on the date the option agreement was entered into with LEO in November 2018. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires. The LEO call option expense decrease of $1.9 million in 2019 was due to change in fair value. The increase of $3.0 million in 2018 was due to initial recognition and change in fair value.

Other expense in 2018 consists primarily of the change in fair value of the Eidos financial instruments issued and settled in 2018 and other miscellaneous expenses unrelated to our core operations.

Income Taxes

Prior to the tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders. Therefore, no provision or liability for federal income tax has been included in our consolidated financial statements prior to the reorganization. For our consolidated entities, income taxes are accounted for under the asset and liability method as described below.

Upon the Reorganization on July 1, 2019, we became subject to typical corporate U.S. federal and state income taxation. To the extent we incur operating losses in the periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

As of December 31, 2019, we had net operating losses of approximately $393.4 million and $160.0 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 will begin to expire in 2037 and losses generated after 2018 will carryover indefinitely. State net operating losses will generally begin to expire in 2037. As of December 31, 2019, we had federal research and development credit carryforwards of $17.6 million, which will expire beginning in 2037 if not utilized. As of December 31, 2019, we had state research and development credit carryforwards of $2.6 million. The state research and development tax credits have no expiration date.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to an ownership change limitation as provided by section 382 of the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 7 to our consolidated financial statements.

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $28.0 million in 2019, compared to $38.7 million in 2018 and $13.3 million in 2017.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, debt borrowings and revenue from collaboration arrangements. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $577.1 million or $385.9 million excluding Eidos. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. The cash, cash equivalents and marketable securities of $191.2 million as of December 31, 2019 belonging to Eidos may only be used solely by Eidos or its subsidiaries, if any. As of December 31, 2019, our outstanding debt was $91.8 million, net of debt issuance costs and accretion or $75.7 million excluding Eidos.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $288.6 million, $169.5 million and $43.8 million, respectively. We had an accumulated deficit as of December 31, 2019 of $440.0 million. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current research and development programs as well as costs related to commercial launch readiness. In particular, to the extent we advance our programs into and through later-stage clinical studies without a partner, we will incur substantial expenses.

Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

Sources of Liquidity

Initial public offerings

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of December 31, 2019, we held 24,575,501 shares of common stock of Eidos. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

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

Term Loans

Hercules Loan and Security Agreement

In June 2018, we executed a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), under which we borrowed $35.0 million (“Tranche I”). The term of the loan was approximately 42 months, with a maturity date of January 1, 2022 (the “Maturity Date”). No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through July 1, 2020 (the “Amortization Date”). The outstanding balance of the loan was to be repaid monthly beginning on the Amortization Date and extending through the Maturity Date. The term loan bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 4.35% and (ii) 9.35% (9.85% as of December 31, 2018 based on the prime rate as of that date), payable monthly.

In December 2018, we executed the First Amendment to the Loan and Security Agreement, whereby we borrowed an additional $20.0 million (“Tranche II”) to increase the total principal balance outstanding to $55.0 million. Upon draw of the additional $20.0 million, the interest-only period on the entire facility was extended until January 1, 2021 (the “Amended Amortization Date”). The outstanding balance of the original loan of $35.0 million and the additional borrowing of $20.0 million is to be repaid monthly beginning on the Amended Amortization Date and extending through July 1, 2022 (the “Amended Maturity Date”). The additional $20.0 million loan bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.35% and (ii) 9.10% (9.10% as of December 31, 2018), payable monthly.

On the earliest to occur of (i) the Amended Maturity Date, (ii) the date we prepay the outstanding principal amount of the Amended Hercules Term Loan or (iii) the date the outstanding principal amount of the Amended Hercules Term Loan otherwise becomes due, we will owe Hercules an end of term charge equal to 6.35% of the principal amount of the original $35.0 million term loan, or $2.2 million, and 5.75% of the principal amount of the incremental $20.0 million term loan, or $1.2 million. These amounts will be accrued over the term of the loan using the effective-interest method.

In May 2019, we executed the Second Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) whereby we borrowed an additional $20.0 million (“Tranche III”) to increase the total principal balance outstanding to $75.0 million.

In July 2019, the completion of our IPO triggered certain provisions of the Amended Hercules Term Loan. We received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021 (the “Amended Amortization Date”) and the entire facility received a maturity date of January 1, 2023 (the “Amended Maturity Date”). The outstanding balance of the Amended Hercules Term Loan is to be repaid by us on a monthly basis beginning on the Amended Amortization Date and extending through the Amended Maturity Date.

The interest rate for the Amended Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of December 31, 2019 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2019), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of December 31, 2019), payable monthly.

The Amended Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Amended Hercules Term Loan, we granted Hercules a security interest in all our assets or personal property , including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Amended Hercules Term Loan.

Silicon Valley Bank (SVB) and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2019.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2019). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

The Tranche A loan also provides for a $0.3 million commitment fee that was paid at closing and a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If Eidos elects to prepay the Tranche A loan, there is also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan is secured by substantially all of Eidos’ assets, except Eidos’ intellectual property, which is the subject of a negative pledge.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	(in thousands)
Net cash used in operating activities	$(253,587)	$(136,643)	$(40,488)	$(116,944)	$(96,155)
Net cash used in investing activities	(217,253)	(21,036)	(464)	(196,217)	(20,572)
Net cash provided by financing activities	398,792	501,548	112,983	(102,756)	388,565
Net (decrease) increase in cash and cash equivalents and restricted cash	$(72,048)	$343,869	$72,031	$(415,917)	$271,838

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $253.6 million in 2019, consisting primarily of net loss of $288.6 million, adjusted for non-cash items such as $21.4 million in stock-based compensation expense and $20.9 million for our share of losses of our equity method investments as well as net cash outflow of $10.9 million related to changes in operating assets and liabilities. The $10.9 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $16.9 million in other assets, an increase of $13.5 million in prepaid expenses and other assets and a decrease of $4.7 million in accounts payable mostly due to payments of CROs’ and CMOs’ expenses for increased research activities, offset by changes in liabilities primarily due to an increase in accrued research and development liabilities of $12.0 million and an increase in accrued compensation and benefits of $9.3 million.

Net cash used in operating activities was $136.6 million in 2018, consisting primarily of net loss of $169.5 million, adjusted for non-cash charges such as $19.3 million gain on the deconsolidation of PellePharm, $17.9 million acquired in-process research and development assets, $6.1 million stock-based compensation expense and $3.0 million of expense related to the LEO Call Option as well as net cash inflow of $22.5 million related to changes in operating assets and liabilities. The $22.5 million net cash inflow related to changes in operating assets and liabilities was primarily due to an increase of $16.7 million in accounts payable and an increase of $5.8 million in accrued research and development liabilities as a result of increased research and development activities and timing of payments to vendors.

Net cash used in operating activities was $40.5 million in 2017, consisting primarily of net loss of $43.8 million, adjusted for non-cash charges of $1.8 million stock-based compensation expense and net cash inflow of $1.2 million related to changes in operating assets and liabilities.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $217.3 million in 2019, consisting primarily of $212.9 million used to purchase marketable securities, $2.6 million related to purchase of property and equipment and $2.5 million paid for in-progress research and development assets acquired in connection with asset acquisitions.

Net cash used in investing activities was $21.0 million in 2018, consisting primarily of $16.0 million paid for in-progress research and development assets acquired through asset acquisitions, $2.2 million related to purchase of property and equipment and $2.9 million decrease in cash and cash equivalents resulting from the deconsolidation of PellePharm.

Net cash used in investing activities was $0.5 million in 2017 due to purchases of property and equipment.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $398.8 million in 2019, consisting primarily of the net proceeds from our IPO of $366.2 million, availment of term loans of $36.9 million, at-the-market issuance of noncontrolling interest by Eidos of $23.9 million, issuance of noncontrolling interest in Eidos to Alexion of $23.3 million and stock option exercises of $1.8 million, offset by $55.0 million payment in relation to our purchase of common stock of Eidos from a noncontrolling interest holder.

Net cash provided by financing activities was $501.5 million in 2018, consisting primarily of the net proceeds from the issuance of our redeemable convertible preferred units of $335.0 million, the issuance of common stock in connection with the Eidos IPO of $95.5 million, third-party investors redeemable noncontrolling interests of $58.4 million and term loans of $56.4 million, offset by our purchase of a noncontrolling interest in Eidos for $44.2 million. The net cash proceeds from the Eidos IPO may only be used solely by Eidos or its subsidiaries, if any.

Net cash provided by financing activities was $113.0 million in 2017, consisting primarily of the net proceeds from the issuance of our redeemable convertible preferred units of $107.0 million and issuance of promissory notes of $4.0 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$2,811	$4,327	$2,758	$1,815	$11,711
Build-to-suit lease obligation	8,000	—	—	—	8,000
Term loans	—	80,903	11,597	—	92,500
Interest on term loans and final end of term payments	8,260	11,609	5,885	—	25,754
Total contractual obligations	$19,071	$96,839	$20,240	$1,815	$137,965

In March 2019, Eidos entered into an amendment to its office lease. The amended lease commenced in August 2019 and Eidos increased its rentable facilities to 10,552 square feet. The amended lease is for 87 months and has $6.4 million of payments under this lease.

In May 2019, we executed the Second Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) whereby we borrowed an additional $20.0 million (“Tranche III”) to increase the total principal balance outstanding to $75.0 million.

In July 2019, the completion of our IPO triggered certain provisions of the Amended Hercules Term Loan. The outstanding balance of the Amended Hercules Term Loan is to be repaid by us monthly beginning on July 1, 2021 and extending through January 1, 2023. Immediately prior to completion of our IPO, these dates were January 1, 2021 and July 1, 2022, respectively.

In November 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2019.

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or fully vested common stock of the Company at our sole election, upon achievement of each contingent milestones. As of December 31, 2019, the potential milestone compensation amount is up to $34.0 million. Since the timing of the payments is contingent on the occurrence of these performance-based milestones, these payments are not included in the contractual obligations above.

In December 2019, we entered into a manufacturing agreement in which we agreed to pay a one-time fee of $10.0 million for a dedicated manufacturing suite. The amount included in the table above as ‘Build-to-suit lease obligation’ pertains to the unpaid portion of as of December 31, 2019.

We have certain payment obligations under various license and collaboration agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheet as of December 31, 2019, or in the contractual obligations table above.

In addition, we enter into agreements in the normal course of business with contract research organizations and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements. While we have investments classified as VIEs, their purpose is not to provide off-balance sheet financing.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements for the periods in this report.

Licensing Arrangements

When we enter into licensing agreements with pharmaceutical and biotechnology partners, we assess whether the arrangements fall within the scope of Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we record such payments as a reduction of research and development expense or general and administrative expense, based on where we record the underlying expense.

Revenue Recognition

We recognize license revenue based on the facts and circumstances of each contractual agreement and includes recognition of upfront fees and milestone payments. At the inception of each agreement, we determine which promises represent distinct performance obligations, for which management must use significant judgment. Additionally, at inception and at each reporting date thereafter, we must determine and update, as appropriate, the transaction price, which includes variable consideration such as development milestones. We must use judgment to determine when to include variable consideration in the transaction price such that inclusion of such variable consideration will not result in a significant reversal of revenue recognized when the contingency surrounding the variable consideration is resolved. We must also allocate the arrangement consideration to performance obligations based on their relative standalone selling prices, which we generally base on our best estimates and which require significant judgment. For example, in estimating the standalone selling prices for granting licenses for our drug candidate, our estimates may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success. For performance obligations satisfied over time, we recognize revenue based on our estimates of expected future costs or other measures of progress.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of salaries, benefits, and other personnel related costs, including stock-based compensation expense, laboratory supplies, preclinical studies, clinical trials and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as either prepaid expenses or other noncurrent assets depending on the timing of delivery of the goods or performance of the services.

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheet and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to CMOs in connection with the production of product and clinical study materials; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid assets.

We record accruals for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process sufficiently defined to be considered the delivery of a good or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contract. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Any increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

To date, we have not experienced significant changes in our estimates of accrued research and development liabilities after a reporting period. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

VIE and VOE

We consolidate those entities in which we have a direct or indirect controlling financial interest based on either the VIE model or the VOE model.

VIEs are entities that, by design, either: (i) lack sufficient equity to permit the entity to finance its activities without additional support from other parties; or (ii) have equity holders that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE through its interest in the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, we consider all of the facts and circumstances, including our role in establishing the VIE and our ongoing rights and responsibilities. Our assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the board of directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, we consider all of our economic interests, which primarily include equity investments in preferred and common stock and issuance of notes that are convertible into preferred stock, that are deemed to be variable interests in the VIE. This assessment requires us to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by us.

At the VIE inception, we determine whether we are the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. We then perform ongoing reassessments at each reporting period on whether changes in the facts and circumstances regarding our involvement with the VIE results in a change to our consolidation conclusion.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, we consolidate an entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders in such entities do not have substantive voting, participating or liquidation rights.

Stock-Based Compensation

Prior to the IPO, because there was no public market for our units as we were a private company, our board of managers determined the fair value of management incentive units and common units by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of our equity performed by a third-party valuation specialist, valuations of comparable peer public companies, sales of our redeemable convertible preferred units, operating and financial performance, the lack of liquidity of our units, and general and industry-specific economic outlook. The fair value of our management incentive unit and common unit were determined by our board of managers until the IPO. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant is used to determine the exercise price per share of our stock-based awards to purchase common stock.

Stock-based compensation is measured at the grant date for all stock-based awards made to employees and non-employees based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. We have elected to recognize the actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. Stock-based compensation for awards made to non-employees was measured as per ASC 505-50 until we early adopted Accounting Standards Update, or ASU, 2018-07 Compensation-Stock Compensation (Topic 718) on January 1, 2017. We remeasured our equity-classified non-employee awards for which a measurement date had not been established at their adoption-based fair-value based measurement (January 1, 2017), and determined there was no cumulative-effect adjustment to our opening accumulated deficit. Subsequent to the adoption of ASU 2018-07, we account for non-employee awards similar to employee awards.

Prior to the IPO, we granted management incentive units and common units to employees and non-employees. These awards generally have only a service condition and vest over a period of up to five years. The awards have accelerated vesting upon a fundamental transaction, which is defined as (i) a merger, recapitalization or other business combination, (ii) a sale, transfer, exclusive license or disposition of BBP LLC or (iii) a final liquidation, dissolution, winding-up or termination of BBP LLC. Our consolidated entities have granted stock options that are exercisable in the underlying entity’s equity and have issued restricted stock awards in the underlying entity’s equity to employees and non-employees. None of the awards issued by the consolidated entities are issued for BBP LLC members’ capital. These awards generally have only a service condition and generally vest over a period of up to four years.

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards.

On November 13, 2019, we adopted the 2019 Inducement Equity Plan (the “2019 Inducement Plan”). The 2019 Inducement Plan provides for the grant stock-based awards to induce highly-qualified prospective officers and employees who are not currently employed by BridgeBio or its Subsidiaries to accept employment and to provide them with a proprietary interest in the Company, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards.

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or fully vested common stock of the Company at our sole election, upon achievement of each contingent milestones. Compensation expense arising from each milestone is recognized when the specific contingent milestone is probable of achievement and is measured at each reporting period. Under ASC 718, Compensation – Stock Compensation, we will classify the milestone compensation arrangements as liability-classified awards when it is probable of achievement because of the possible fixed monetary amounts settlement outcomes. The arrangements would also result in settlement with a variable number of shares based on the then-current stock price at grant date should we elect to settle in equity.

Income Taxes

Prior to the tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders. Therefore, no provision or liability for federal income tax has been included in our consolidated financial statements prior to the reorganization. For our consolidated entities, income taxes are accounted for under the asset and liability method as described below.

Upon the Reorganization on July 1, 2019, we became subject to typical corporate U.S. federal and state income taxation. To the extent we incur operating losses in the periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

For U.S. federal income tax purposes, we are required to file separate U.S. federal income tax returns for the consolidated entities. We are required to assess stand-alone valuation allowances separately in each entity even though we consolidate their financial results in our consolidated financial statements. We continue to file combined state tax returns in most jurisdictions. As a result, we continue to assess the state portion of our valuation allowance for those jurisdictions on a consolidated basis.

We evaluate our deferred tax assets regularly to determine whether adjustments to the valuation allowance are appropriate due to changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. Although we believe our estimates are reasonable, we are required to use significant judgment in determining the appropriate amount of valuation allowance recorded against our deferred tax assets.

We recognize uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. Changes in recognition or measurement are reflected in the period in which judgment occurs. BridgeBio’s consolidated entities’ policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

JOBS Act and Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion of non-convertible debt instruments during the previous three fiscal years, or (iv) the date on which we are deemed a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates as of the immediately preceding June 30.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our consolidated financial statements appearing under Part II, Item 8 for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2019, we held cash, cash equivalents and marketable securities of $577.1 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and overnight repurchase agreements collateralized with securities issued by the U.S. government or its agencies. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of December 31, 2019, we had $75.0 million in variable rate debt outstanding. The Amended Hercules Term Loan matures in January 2023, with interest-only monthly payments until July 2021. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of December 31, 2019); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2019); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of December 31, 2019).

The Silicon Valley Bank and Hercules Loan Agreement entered into by Eidos had a principal balance of $17.5 million as of December 31, 2019 and bears interest at a fixed rate. Our cash flows on this debt are not subject to variability as a result of changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	142
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019	143
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2019	144
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity for each of the three years in the period ended December 31, 2019	145
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019	146
Notes to Consolidated Financial Statements	147
Supplementary Financial Data (unaudited)	197
Report of Independent Registered Public Accounting Firm	198

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2019	2018
Assets		(1)
Current assets:
Cash and cash equivalents	$363,773	$436,086
Short-term marketable securities	182,220	—
Prepaid expenses and other current assets	22,629	9,137
Total current assets	568,622	445,223
Property and equipment, net	5,625	1,575
Long-term marketable securities	31,144	—
Investments in nonconsolidated entities	—	17,050
Other assets	26,288	1,093
Total assets	$631,679	$464,941
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,852	$13,509
Accrued compensation and benefits	13,317	4,047
Accrued research and development liabilities	20,896	8,915
Accrued professional services	2,222	772
Accrued distributions to stockholders	—	997
LEO call option liability	4,078	3,009
Build-to-suit lease obligation	8,000	—
Other accrued liabilities	3,020	1,328
Total current liabilities	60,385	32,577
Term loans, noncurrent	91,791	54,507
Other liabilities	3,527	495
Total liabilities	155,703	87,579
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	2,243	122
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 and no shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 500,000,000 and 97,412,870 shares authorized as of December 31, 2019 and 2018, respectively; 123,658,287 and 92,057,704 shares issued and outstanding as of December 31, 2019 and 2018, respectively	124	92
Additional paid-in capital	848,107	494,231
Accumulated other comprehensive income	254	—
Accumulated deficit	(440,031)	(179,444)
Total BridgeBio stockholders' equity	408,454	314,879
Noncontrolling interests	65,279	62,361
Total stockholders' equity	473,733	377,240
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$631,679	$464,941

The accompanying notes are an integral part of these consolidated financial statements.

(1)

The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 3 to the consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2019	2018	2017
License revenue	$40,560	$—	$—
Operating expenses:
Cost of license revenue	2,500	—	—
Research and development	209,947	140,073	30,556
General and administrative	94,353	43,587	13,302
Total operating expenses	306,800	183,660	43,858
Loss from operations	(266,240)	(183,660)	(43,858)
Other income (expense), net:
Interest income	8,915	2,004	39
Interest expense	(8,765)	(2,547)	(13)
Gain on deconsolidation of PellePharm	—	19,327	—
Loss from ML Bio asset acquisition	(416)	—	—
Share in net loss of equity method investments	(20,869)	(275)	—
Other expense	(1,210)	(4,300)	—
Total other income (expense), net	(22,345)	14,209	26
Net loss	(288,585)	(169,451)	(43,832)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	27,998	38,702	13,267
Net loss attributable to common stockholders of BridgeBio	$(260,587)	$(130,749)	$(30,565)
Net loss per share, basic and diluted	$(2.48)	$(2.12)	$(1.00)
Weighted-average shares used in computing net loss per share, basic and diluted (2)	105,099,089	61,767,414	30,598,983

The accompanying notes are an integral part of these consolidated financial statements.

(2)

The weighted-average shares used in computing net loss per share, basic and diluted were retroactively adjusted as a result of the Reorganization. See Note 3 to the consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(288,585)	$(169,451)	$(43,832)
Other comprehensive income:
Unrealized gain on available-for-sale securities	254	—	—
Comprehensive loss	(288,331)	(169,451)	(43,832)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	27,998	38,702	13,267
Comprehensive loss attributable to common stockholders of BridgeBio	$(260,333)	$(130,749)	$(30,565)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(in thousands, except shares and per share amounts)

	Redeemable				Accumulated		Total
	Convertible			Additional	Other		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2016 (1)	$1,520	21,043,992	$21	$32,998	$—	$(18,130)	$14,889	$2,595	$17,484
MyoKardia distributions	—	—	—	(2,148)	—	—	(2,148)	—	(2,148)
Issuance and vesting of restricted common stock and related stock-based compensation expense	—	1,316,657	1	540	—	—	541	—	541
Issuance of common stock at $2.22 per share, net of issuance costs of $0	—	5,417,297	5	12,015	—	—	12,020	—	12,020
Issuance of common stock at $4.21 per share, net of issuance costs of $818	—	22,595,374	23	95,159	—	—	95,182	—	95,182
Issuance of common stock at $4.25 per share through conversion of promissory note	—	941,474	1	3,999	—	—	4,000	—	4,000
Capital transaction upon Merger	—	—	—	4,532	—	—	4,532	—	4,532
Deemed dividends to common stockholders	—	—	—	(4,532)	—	—	(4,532)	—	(4,532)
Repayment on nonrecourse notes	—	—	—	132	—	—	132	—	132
Issuance (repurchase) of noncontrolling interest	2,839	—	—	—	—	—	—	1,444	1,444
Transfers to (from) and conversion of noncontrolling interest	(769)	—	—	(8,200)	—	—	(8,200)	8,969	769
Net loss	(2,757)	—	—	—	—	(30,565)	(30,565)	(10,510)	(41,075)
Balances as of December 31, 2017 (1)	833	51,314,794	51	134,495	—	(48,695)	85,851	2,498	88,349
Vesting of restricted common stock and related stock-based compensation expense	—	1,827,623	2	3,181	—	—	3,183	—	3,183
Issuance of common stock at $4.29 per share, net of issuance costs of $0	—	8,455,861	8	36,291	—	—	36,299	—	36,299
Issuance of common stock at $9.82 per share, net of issuance costs of $541	—	30,459,426	31	298,668	—	—	298,699	—	298,699
Issuance (repurchase) of noncontrolling interest	62,363	—	—	—	—	—	—	55,245	55,245
Transfers to (from) noncontrolling interest	(51,698)	—	—	21,596	—	—	21,596	30,102	51,698
Deconsolidation of PellePharm	1,154	—	—	—	—	—	—	688	688
Net loss	(12,530)	—	—	—	—	(130,749)	(130,749)	(26,172)	(156,921)
Balances as of December 31, 2018 (1)	122	92,057,704	92	494,231	—	(179,444)	314,879	62,361	377,240
Issuance of common stock and restricted stock awards and associated stock-based compensation expense	—	7,960,917	8	10,894	—	—	10,902	—	10,902
Repayment of nonrecourse notes	—	—	—	179	—	—	179	—	179
Stock-based compensation expense related to stock-option and incentive plan	—	—	—	3,937	—	—	3,937	—	3,937
Stock-based compensation expense related to employee stock ownership plan	—	—	—	351	—	—	351	—	351
Issuance of common stock at $17.00 per share in connection with the initial public offering, net of underwriter discounts and issuance costs of $34,538	—	23,575,000	24	366,213	—	—	366,237	—	366,237
Exercise of common stock options	—	949	—	16	—	—	16	—	16
Issuance of common stock under ESPP	—	63,717	—	921	—	—	921	—	921
Unrealized gains on available-for-sale securities	—	—	—	—	254	—	254	—	254
Issuance (repurchase) of noncontrolling interest	3,196	—	—	—	—	—	—	1,206	1,206
Transfers to (from) noncontrolling interest	1,803	—	—	(28,635)	—	—	(28,635)	26,832	(1,803)
Net loss	(2,878)	—	—	—	—	(260,587)	(260,587)	(25,120)	(285,707)
Balances as of December 31, 2019	$2,243	123,658,287	$124	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733

The accompanying notes are an integral part of these consolidated financial statements.

(1)

The consolidated balances as of December 31, 2018, 2017 and 2016 are derived from the audited consolidated financial statements as of that date and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization. See Note 3 to the consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Operating activities:	2019	2018	2017
Net loss	$(288,585)	$(169,451)	$(43,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,374	6,067	1,841
Gain on deconsolidation of PellePharm	—	(19,327)	—
Share in net loss of equity method investments	20,869	275	—
Fair value of equity method investment	(3,819)	—	—
Accretion of term loans and convertible promissory notes	1,509	783	—
Acquired in-process research and development assets	3,560	17,922	—
LEO call option expense	1,069	3,009	—
Change in fair value of Eidos financial instruments	—	1,146	—
Other noncash adjustments	1,351	442	260
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,492)	(6,100)	(4,301)
Other assets	(16,929)	(843)	(92)
Accounts payable	(4,657)	16,700	1,577
Accrued compensation and benefits	9,270	3,396	1,131
Accrued research and development liabilities	11,981	5,785	2,650
Accrued professional services	1,450	454	(346)
Other accrued liabilities	1,527	2,917	356
Other liabilities	(65)	182	268
Net cash used in operating activities	(253,587)	(136,643)	(40,488)
Investing activities
Purchases of marketable securities	(212,899)	—	—
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	—	(2,858)	—
Cash paid for in-process research and development assets acquired	(2,500)	(16,000)	—
Cash and cash equivalents acquired in ML Bio asset acquisition	784	—	—
Purchases of property and equipment	(2,638)	(2,178)	(464)
Net cash used in investing activities	(217,253)	(21,036)	(464)
Financing activities
Proceeds from issuance of common stock in connection with the initial public offering of the Corporation in 2019 and Eidos in 2018, net of underwriting discounts and commissions	366,237	95,536	—
Proceeds from issuance of noncontrolling interest to Alexion (Note 13)	23,309	—	—
Proceeds from issuance of promissory notes	—	1,000	4,000
Proceeds from repayment of nonrecourse notes	179	—	132
Proceeds from term loans, net of issuance costs	36,939	56,438	—
Proceeds from at-the-market issuance of noncontrolling interest by Eidos	23,927	—	—
Proceeds from the issuance of redeemable convertible preferred units, net of issuance costs	—	334,998	107,019
Proceeds from third-party investors in redeemable convertible noncontrolling interests	1,500	58,430	2,839
Proceeds from repayment of the loans received by noncontrolling interest shareholder	—	37	—
MyoKardia distributions	(997)	—	(1,151)
Repurchase of noncontrolling interest	(55,011)	(44,234)	—
Repayment of term loans	—	(1,097)	—
Proceeds from BridgeBio common stock issuances under ESPP	921	—	—
Proceeds from stock option exercises	1,788	440	144
Net cash provided by financing activities	398,792	501,548	112,983
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,048)	343,869	72,031
Cash, cash equivalents and restricted cash at beginning of period	436,245	92,376	20,345
Cash, cash equivalents and restricted cash at end of period	$364,197	$436,245	$92,376
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,092	$1,574	$—
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Tenant improvement paid by landlord	$2,097	$—	$—
Conversion of promissory note upon issuance of Series C redeemable convertible preferred units	$—	$—	$4,000
Transfers (from) to noncontrolling interest (Note 7)	$(28,635)	$21,596	$(8,200)
Build-to-suit funding liability accrual (Note 14)	$8,000	$—	$—
Fair value of success fee derivative at issuance of Eidos Term Loan	$1,148	$—	$—
Conversion of redeemable noncontrolling interest into noncontrolling interest	$—	$12,252	$—
Conversion of promissory note into redeemable convertible noncontrolling interest	$—	$1,005	$—
Capital transaction upon Merger	$—	$—	$4,532
Fair value of redeemable convertible noncontrolling interest issued for acquired in-process research and development assets	$—	$1,922	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

BridgeBio Pharma, Inc. (the “Corporation”) was formed as a Delaware corporation on May 17, 2019 for the purpose of completing an initial public offering of the Corporation’s common stock (the “IPO”) and related organizational transactions (the “Reorganization”) in order to carry on the business of BridgeBio Pharma LLC (“BBP LLC”). The Corporation, the reporting entity in these consolidated financial statements, and BBP LLC, the predecessor reporting entity before the completion of the Reorganization and the Corporation’s wholly-owned subsidiary after the completion of the Reorganization, are collectively referred to as BridgeBio.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, “us”). BridgeBio is headquartered in Palo Alto, California.

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

The results of operations and cash flows prior to the IPO closing on July 1, 2019 relate to BBP LLC, its subsidiaries and controlled entities. Subsequent to the IPO closing, the information relates to the Corporation, its subsidiaries and controlled entities. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented to give effect to the exchange ratio applied in connection with the Reorganization. See Note 3 for additional details.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly owned subsidiaries and controlled entities, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the years ended December 31, 2019, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period.

Factors Affecting Comparability

Our historical financial condition and results of operations for the periods presented may not be comparable, either between periods or going forward due to the factors described below.

Eidos Therapeutics, Inc. Transactions:

In February 2018, we entered into a note and warrant purchase agreement with Eidos pursuant to which Eidos issued a convertible promissory note, or the Eidos Note, with the principal amount of $10.0 million and a warrant to purchase a number of shares of preferred stock equal to $4.0 million at the price paid by investors in the next equity financing, or the Eidos Warrant. In March 2018, we transferred 10% or $1.0 million of our interest in the Eidos Note and the Eidos Warrant to a minority stockholder of Eidos. In March 2018, the Eidos Note was redeemed into shares of Series B redeemable convertible preferred stock of Eidos at a 30% discount to the price paid by other investors. In conjunction with these transactions, Eidos recognized a preferred stock warrant liability, tranche liability and an embedded derivative, which were recorded at fair value at inception and remeasured to fair value at each subsequent reporting date until the instruments were settled. For the year ended December 31, 2018, we recorded $1.3 million in other income (expense), net in the consolidated statements of operations related to these 2018 Eidos financing transactions. All of these Eidos financial instruments were settled during 2018.

In June 2018, Eidos completed its initial public offering, or the Eidos IPO. All redeemable convertible preferred stock of Eidos was converted into common stock at the closing of the Eidos IPO. As part of the Eidos IPO, we purchased common stock in the amount of $17.0 million. The Eidos Warrant was also net exercised upon the completion of the Eidos IPO. We previously determined that Eidos was a controlled VIE as of December 31, 2017 and through its initial public offering in June 2018, at which time we determined that Eidos is no longer a VIE. In May 2019, we purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, we purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. Subsequent to the Eidos IPO and through December 31, 2019, we held a majority voting interest in Eidos and consolidate Eidos under the VOE model.

PellePharm, Inc. Transactions:

PellePharm entered into a series of agreements, or the LEO Agreement, with LEO Pharma A/S, or LEO, in November 2018. As part of the LEO Agreement, we granted LEO an exclusive, irrevocable option, or the LEO Call Option, to acquire all of PellePharm’s shares held by us. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO Call Option as a current liability in our consolidated financial statements because we are obligated to sell our shares in PellePharm to LEO at a pre-determined price, if the option is exercised. The fair value of the LEO Call Option on issuance in November 2018 was $1.9 million and increased to $3.0 million as of December 31, 2018 and increased to $4.1 million as of December 31, 2019. The change in fair value of the LEO Call Option is recorded as part of other expense in our consolidated statements of operations. We remeasure the LEO Call Option to fair value at each subsequent balance sheet date until the LEO Call Option is either exercised or expires. We previously determined that we were the primary beneficiary of PellePharm, as of December 31, 2017 and through the date of execution of the LEO Agreement in November 2018. At the time of execution, we concluded that we are no longer the primary beneficiary of, and thus deconsolidated, PellePharm. Subsequent to the LEO Agreement, we account for our retained investment in common and preferred stock of PellePharm under the equity method and cost method, respectively. Upon adoption ASU 2016-01 in 2019 (see Recently Adopted Accounting Pronouncements), we concluded that our investment in preferred stock of PellePharm did not have a readily available fair value. As a result we started to measure the adjusted cost basis of our retained investment in PellePharm’s preferred stock  at cost less impairment plus or minus observable price changes. Since our investment in common stock was reduced to zero during the first quarter of 2019 as a result of applying the equity method, we subsequently adjusted the cost basis of our preferred stock investment by recording our percentage of net losses consistent with our preferred stock ownership percentage of 61.9% until the adjusted cost basis was also reduced to zero during the remaining period of 2019.

Variable Interest Entities and Voting Interest Entities

BridgeBio consolidates those entities in which it has a direct or indirect controlling financial interest based on either the Variable Interest Entity (“VIE”) model or the Voting Interest Entity (“VOE”) model.

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE through its interest in the VIE.

To assess whether BridgeBio has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, BridgeBio considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether BridgeBio has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, BridgeBio considers all of its economic interests, which primarily include equity investments in preferred and common stock and issuance of notes that are convertible into preferred stock, that are deemed to be variable interests in the VIE. This assessment requires BridgeBio to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by BridgeBio.

At the VIE’s inception, BridgeBio determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. BridgeBio then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required each reporting period. Refer to Note 6.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. Refer to Note 6.

We have either created or made investments in entities that are either wholly or partially-owned subsidiaries and VIEs. The following are the VIEs as of December 31, 2019 and 2018:

Variable Interest Entities	Relationship as of December 31, 2019	Date Control First Acquired	Ownership % as of December 31, 2019	Ownership % as of December 31, 2018
			(unaudited)
Fortify Therapeutics, Inc. (”Fortify”)	Controlled VIE	June 2018	99.7%	100.0%
Calcilytix Therapeutics, Inc. ("Calcilytix")	Controlled VIE	December 2018	98.9%	100.0%
Audition Therapeutics, Inc. ("Audition")	Controlled VIE	May 2019	64.5%	—
Molecular Skin Therapeutics, Inc. (”MOST”)	Controlled VIE	July 2016	64.8%	61.7%
TheRas, Inc. (”Theras”)	Controlled VIE	August 2016	99.6%	100.0%
Quartz Therapeutics, Inc. (”Quartz”)	Controlled VIE	October 2016	89.0%	89.0%
PellePharm, Inc. (”PellePharm”)(1)	VIE	December 2016	43.3%	43.3%
Navire Pharma, Inc. (”Navire”)	Controlled VIE	February 2017	78.6%	78.8%
CoA Therapeutics, Inc. (”CoA”)	Controlled VIE	February 2017	99.5%	99.5%
Dermecular Therapeutics, Inc. (”Dermecular”)	Controlled VIE	April 2017	87.6%	87.6%
Phoenix Tissue Repair, Inc. (”PTR”)	Controlled VIE	July 2017	65.5%	56.7%
QED Therapeutics, Inc. (”QED”)	Controlled VIE	January 2018	97.8%	94.4%
Adrenas Therapeutics, Inc. (”Adrenas”)	Controlled VIE	January 2018	90.1%	90.1%
Orfan Biotech, Inc. (”Orfan”)	Controlled VIE	January 2018	91.7%	85.1%
Ferro Therapeutics, Inc. (”Ferro”)	Controlled VIE	March 2018	90.9%	89.4%
Origin Biosciences, Inc. (”Origin”)	Controlled VIE	April 2018	99.6%	100.0%
Venthera, Inc. (”Venthera”)	Controlled VIE	April 2018	83.2%	82.0%
Aspa Therapeutics, Inc. (”Aspa”)	Controlled VIE	June 2018	91.0%	92.5%
ML Bio Solutions, Inc. (”ML Bio”)	Controlled VIE	July 2019	50.6%	—

(1)

Subsequent to the execution of a series of agreements (the “LEO Agreement”) with LEO Pharma A/S and LEO Spiny Merger Sub, Inc. (“LEO”) in November 2018, BridgeBio determined that it is no longer the primary beneficiary of PellePharm, Inc. (“PellePharm”) and deconsolidated PellePharm. Refer to Note 8.

Not included in the above list is Eidos, which is a partially-owned subsidiary that we consolidate under the VOE model.

Equity Method and Other Investments in Equity Method Investees

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee. Generally, the ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

In applying the equity method, we record the investment at cost unless the initial recognition is the result of the deconsolidation of a subsidiary, in which case it is recorded at fair value. We subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee based on our percentage of common stock ownership during the respective reporting period. Payments to investees such as additional investments, loans and expenses incurred on behalf of investees, as well as payments from investees such as dividends, distributions and repayments of loans are recorded as adjustments to the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if we have other investment in the investee not accounted for under the equity method, have guaranteed obligations of the investee, or we are otherwise committed to provide further financial support for the investee.

We account for investments at fair value when we do not have significant influence over the investee. In the absence of readily available fair value, we measure the investment at cost less impairment plus or minus observable price changes, if any. We recognize income for any dividends declared from the distribution of the investee’s earnings.

As of December 31, 2019 and 2018, we have an equity method and equity security investments in PellePharm, which are presented in the consolidated financial statements as part of single line item titled “Investments in nonconsolidated entities.” The equity security investments in PellePharm are without a readily determinable fair value and is carried at cost less impairment plus or minus observable price changes. Refer to Note 8 for further discussion on the PellePharm investment. We have an equity method investment in another third party for ordinary shares representing 10% of the third party’s fully-diluted equity (see Note 13). The amount of the investment was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses on the investment for the year ended December 31, 2019.

Under the equity method of accounting, our investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Factors that may be indicative of an impairment include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that is less than its carrying amount. Indicators that a decline in value may be other-than-temporary include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and our ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. No impairment charge was recognized during the years ended December 31, 2019 and 2018 related to our equity method investments.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Our cash, cash equivalents and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to the financial institutions.

We are subject to certain risks and uncertainties and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party clinical research organizations and manufacturers upon which we rely; development of sales channels; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; and our ability to attract and retain employees necessary to support our growth.

We are dependent on third-party manufacturers to supply products for research and development activities in our programs. In particular, we rely and expects to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Restricted Cash

Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2019 and 2018, restricted cash related to such agreements was $0.4 million and $0.2 million, respectively and is classified in other assets in our consolidated balance sheets.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and repurchase agreements collateralized with securities issued by the U.S. government or its agencies.

We invest in marketable securities, primarily corporate notes, government, government agency, and municipal bonds. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders' equity. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our cash, cash equivalents, investments are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, investments are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds and places restrictions on maturities and concentrations by type and issuer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$363,773	$436,086	$91,995
Restricted cash	424	159	381
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$364,197	$436,245	$92,376

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Lab equipment	3 - 5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Depreciation and amortization expense were not material during the periods presented.

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. There was no impairment of long-lived assets for any of the periods presented.

Segments

We determined that we operate in a single segment, which is the business of identifying and advancing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and his management team. All of our capitalized property and equipment is located in the United States. Revenue from license and collaborative arrangements are attributed to regions based on the headquarters of the partner. For the year ended December 31, 2019, approximately 66% of our revenue is from Alexion Pharmaceuticals with headquarters located in the United States and 34% with a third-party biotech company with headquarters located in Shanghai, China.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the fair value of the LEO Call Option liability, the valuation of our stock-based awards, accruals for certain employees’ performance-based milestones, accruals for research and development activities, accruals for contingent milestone payments in our license agreements and income tax uncertainties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

License Arrangements and Multiple-Element Arrangements

Revenue from non-refundable, up-front license or technology access payments under license arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

When we enter into license agreements, we assess whether the arrangements fall within the scope of Accounting Standards Codification (ASC) 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we assess which activities in our license or collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. For arrangements that include multiple performance obligations, such as granting a license or performing contract research and development activities or participation on joint steering or other committees, we allocate upfront and milestone payments under a relative standalone selling price method. Accordingly, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success.

License Fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront payments and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement.

Milestone Payments: We are required to include additional consideration in the transaction price when it is probable. We include milestone payments for research and development services in the transaction price when they are achieved. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. We will recognize sales based milestone payments in the period we achieve the milestone under the sales-based royalty exception allowed under accounting rules. We recognize milestone payments that relate to an ongoing performance obligation over our period of performance. Conversely, we recognize in full those milestone payments that we earn based on our partners’ activities when our partner achieves the milestone event.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of salaries, benefits and other personnel related costs including stock-based compensation expense, laboratory supplies, preclinical studies, clinical trials and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheet and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

•	Examples of estimated research and development expenses that we accrue include:
•	fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to CMOs in connection with the production of product and clinical study materials; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid assets.

We record accruals for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process sufficiently defined to be considered the delivery of a good or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contract. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Any increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants, restricted stock awards (RSA) and restricted stock units (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

We use the Black‑Scholes‑Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire shares granted under our employee share purchase plan (“ESPP”). The Black‑Scholes‑Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. The Company uses the “simplified” method to estimate the expected option term.

Stock-based compensation is measured at the grant date for all stock-based awards made to employees and non-employees based on the fair value of the awards. Compensation expense for purchases under the ESPP is recognized based on the fair value of the award on the date of offering. Stock-based compensation is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The estimated fair value of performance-contingent equity awards is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for equity awards that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance milestones being met on a continuous basis. The grant date fair value of awards with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

We have elected to recognize the actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur. Stock-based compensation for awards made to non-employees was measured as per ASC 505-50 until we early adopted Accounting Standards Update (“ASU”) 2018-07 Compensation-Stock Compensation (Topic 718) on January 1, 2017. We remeasured our equity-classified non-employee awards for which a measurement date had not been established at their adoption date fair-value based measurement (January 1, 2017) and determined there was no cumulative-effect adjustment to opening accumulated deficit. Subsequent to the adoption of ASU 2018-07, we account for non-employee awards similar to employee awards.

BBP LLC had granted Management Incentive Units and Common Units to employees and non-employees. These awards generally had only a service condition and vest over a period of up to five years. The awards had accelerated vesting upon a fundamental transaction (a “Fundamental Transaction”) which is defined as (i) a merger, recapitalization or other business combination, (ii) a sale, transfer, exclusive license or disposition of the Company or (iii) a final liquidation, dissolution, winding-up or termination of the Company. The unvested outstanding management incentive units and common units of BBP LLC were exchanged for shares of the Corporation’s unvested restricted stock, subject to the same time-based vesting conditions as the original management incentive units and common units terms and conditions (see Note 3).

Stock-based compensation is recorded in research and development expense, and general and administrative expense based on the function of the applicable employee and non-employee.

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or fully vested common stock of the Company at our sole election, upon achievement of each contingent milestones. Compensation expense arising from each milestone is recognized when the specific contingent milestone is probable of achievement and is measured at each reporting period. Under ASC 718, Compensation – Stock Compensation, we will classify the milestone compensation arrangements as liability-classified awards when it is probable of achievement because of the possible fixed monetary amounts settlement outcomes. The arrangements would also result in settlement with a variable number of shares based on the then-current stock price at grant date should we elect to settle in equity.

Amortization of Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

For U.S. federal income tax purposes, we are required to file separate U.S. federal income tax returns for the consolidated entities. We are required to assess stand-alone valuation allowances separately in each entity even though we consolidate their financial results in the consolidated financial statements. We continue to file combined state tax returns in most jurisdictions. As a result, we continue to assess the state portion of valuation allowance for those jurisdictions on a consolidated basis.

We evaluate our deferred tax assets regularly to determine whether adjustments to the valuation allowance are appropriate due to changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. Our material assumptions are our forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment. Although we believe our estimates are reasonable, we are required to use significant judgment in determining the appropriate amount of valuation allowance recorded against deferred tax assets.

We recognize uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. Changes in recognition or measurement are reflected in the period in which judgment occurs. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

LEO Call Option Liability

We have accounted for LEO Call Option as a current liability as we have the obligation to sell our PellePharm shares to LEO at a pre-determined price if the option is exercised. The LEO Call Option was recorded at fair value upon execution of the LEO Agreement. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires as it does not qualify for equity classification. Any change in the fair value of the LEO Call Option is recognized as a component of other income (expense), net in the consolidated statements of operations. Refer to Note 4 and Note 8 for further discussion.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Corporation’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock units and shares issuable under the employee stock purchase plan. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

No adjustment for cumulative returns on BBP LLC’s redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share, since such units were retroactively adjusted as if the Reorganization occurred at the beginning of the earliest period to be presented in our financial statements for the year ending December 31, 2019. See Note 3 to for additional details.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recently Adopted Accounting Pronouncements” below, we early adopted multiple accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

Recently Adopted Accounting Pronouncements

ASU 2015-17 Income Taxes (Topic 740). In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes in a classified balance sheet by eliminating the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. Instead, ASU 2015-17 requires that all deferred tax liabilities and assets be shown as noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2017 and may be applied either prospectively or retrospectively to all periods presented. We adopted this guidance on January 1, 2018. There is no impact to the consolidated balance sheets as of December 31, 2019 and December 31, 2018 because of the full valuation allowance position taken for deferred taxes.

ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, which changes how companies recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this guidance, entities have to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. Entities can elect a measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the net asset value per share (or its equivalent). ASU 2016-01 does not change the guidance for recognizing and measuring investments in debt securities. For public business entities, ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. For all other entities, ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We adopted this guidance for our fiscal year ending December 31, 2019. The adoption of ASU 2016-01 impacts how we account for our equity investments that do not qualify for equity method of accounting, that is, any unrealized change in fair value of these investments is recognized in our consolidated statements of operations.

ASU 2016-09 Stock Compensation—Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued to simplify accounting guidance by identifying, evaluating, and improving areas for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas affected by ASU 2016-09 include accounting for income taxes, classification of excess tax benefits in the statement of cash flows, minimum statutory tax withholding requirements, and classification of employee taxes paid in the statement of cash flows when an employer withholds shares for tax-withholding purposes. In addition, under this guidance, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. Upon early adoption of this guidance on January 1, 2016, we changed our policy to account for forfeitures as they occur. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2016-15 Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfer are deferred until the transferred asset is sold to a third party or otherwise recovered through use. For public business entities, the guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. For all other entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim (if applicable) financial statements have been issued. If an entity chooses to early adopt the amendments in the ASU, it must do so in the first interim period of its annual financial statements (if the entity issues interim financial statements). That is, an entity cannot adopt the amendments in the ASU in a later interim period and apply them as if they were in effect as of the beginning of the year. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2016-18 Statement of Cash Flows (Topic 230). In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash—a consensus of the FASB Emerging Issues Task Force (“ASU  2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. We early adopted this guidance on January 1, 2017. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2017-01 Business Combinations (Topic 805). In January 2017, the FASB issued ASU  2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. This guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We early adopted this guidance. As a result of applying this guidance, we accounted for our acquisition of PellePharm, Inc. in 2016 as an asset acquisition (see Note 8) and other asset acquisitions (see Note 12).

ASU 2017-09 Compensation—Stock Compensation (Topic 718). In May 2017, the FASB issued ASU  2017-09,  Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We early adopted this guidance on January 1, 2016. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815). In July 2017, FASB issued a two-part ASU 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features, and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in ASC 260, Earnings Per Share , ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We early adopted this guidance effective January 1, 2016. The adoption of this guidance did not materially impact our consolidated financial statements.

ASU 2018-07 Compensation-Stock Compensation (Topic 718). In June 2018, the FASB issued ASU No.  2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We early adopted this guidance effective January 1, 2017. The adoption of this guidance did not materially impact our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, issued in November 2019, delayed the effective date of Topic 842 for companies like us to January 1, 2021 but early adoption is still permitted. We plan to adopt these ASUs on January 1, 2020 and we have chosen to use the practical expedient and recognize a cumulative-effect adjustment to the opening balance of the accumulated deficit. We also plan to apply other practical expedients provided by the standard. We have commenced the implementation of this new standard, including the identification of our lease population and the implementation of changes to our existing processes that will be required to implement the new lease standard. We believe that the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The impact on the consolidated balance sheet will be based on the population of operating leases at adoption, which we are still analyzing. However, we do not expect the standard to have a material impact on the consolidated statement of cash flows or the consolidated statement of operations.

ASU 2016-13 Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2019 for public entities. Early adoption is permitted. The delay in effective date for certain entities of ASU 2016-13 by the issuance of ASU 2019-10 in November 2019 does not apply to companies like us. We are currently assessing the impact of this update on our consolidated financial statements.

ASU 2018-13 Fair Value Measurement – Disclosure Framework (Topic 820). In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. We are currently assessing the impact of this update on our consolidated financial statements.

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

The Reorganization was accounted for as a reverse acquisition and recapitalization for financial reporting purposes. The assets and liabilities of the Corporation, the legal acquirer, were nominal and there were no material pre-combination activities. Therefore, BBP LLC, the legal acquiree, was determined to be the accounting acquirer. Accordingly, the historical financial statements of BBP LLC became the Corporation’s historical financial statements, including the comparative prior periods. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented. The shares of the Corporation’s common stock for periods prior to July 1, 2019 represent the outstanding BBP LLC units recalculated to give effect to the exchange ratio applied in connection with the Reorganization.

All BBP LLC units that were previously reported as temporary equity and were converted to common stock of the Corporation upon the execution of the Reorganization, have been reclassified to equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in our financial statements for the year ending December 31, 2019, as follows:

	December 31, 2018
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$478,865	$(478,865)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,619	(1,619)	—
Management incentive units	3,221	(3,221)	—
Redeemable convertible noncontrolling interests	122	—	122
Stockholders' equity (Members’ deficit):
Undesignated preferred stock	—	—	—
Common stock	—	92	92
Additional paid-in capital	—	494,231	494,231
Accumulated deficit	(170,580)	(8,864)	(179,444)
Total BridgeBio stockholders' equity (Members' deficit)	(170,580)	485,459	314,879
Noncontrolling interests	62,361	—	62,361
Total stockholders' equity (Members' deficit)	$(108,219)	$485,459	$377,240

	December 31, 2017
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$143,867	$(143,867)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,431	(1,431)	—
Management incentive units	226	(226)	—
Redeemable convertible noncontrolling interests	833	—	833
Stockholders' equity (Members’ deficit):
Undesignated preferred stock	—	—	—
Common stock	—	51	51
Additional paid-in capital	—	134,495	134,495
Accumulated deficit	(61,427)	12,732	(48,695)
Total BridgeBio stockholders' equity (Members' deficit)	(61,427)	147,278	85,851
Noncontrolling interests	2,498	—	2,498
Total stockholders' equity (Members' deficit)	$(58,929)	$147,278	$88,349

	December 31, 2016
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$31,280	$(31,280)	$—
Redeemable founder units	1,124	(1,124)	—
Redeemable common units	589	(589)	—
Management incentive units	26	(26)	—
Redeemable convertible noncontrolling interests	1,520	—	1,520
Stockholders' equity (Members’ deficit):
Undesignated preferred stock	—	—	—
Common stock	—	21	21
Additional paid-in capital	—	32,998	32,998
Accumulated deficit	(18,130)	—	(18,130)
Total BridgeBio stockholders' equity (Members' deficit)	(18,130)	33,019	14,889
Noncontrolling interests	2,595	—	2,595
Total stockholders' equity (Members' deficit)	$(15,535)	$33,019	$17,484

4.	Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$248,736	$248,736	$—	$—
Repurchase agreements	59,000	59,000	—	—
Total cash equivalents	307,736	307,736	—	—
Short-term marketable securities:
U.S. treasury notes	45,280	—	45,280	—
Commercial paper	65,626	—	65,626	—
Corporate debt securities	71,314	—	71,314	—
Total short-term marketable securities	182,220	—	182,220	—
Long-term marketable securities:
U.S. treasury notes	15,307	—	15,307	—
Corporate debt securities	15,837	—	15,837	—
Total long-term marketable securities	31,144	—	31,144	—
Total cash equivalents and marketable securities	$521,100	$307,736	$213,364	$—
Liabilities:
LEO call option liability	$4,078	$—	$—	4,078
Embedded derivative	1,165	—	—	1,165
Total financial liabilities	$5,243	$—	$—	$5,243

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$395,780	$395,780	$—	$—
Liabilities:
LEO call option liability	$3,009	$—	$—	$3,009

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Marketable Securities

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

LEO Call Option Liability

The valuation of the LEO Call Option (see Note 8) contains unobservable inputs that reflect management’s own assumptions for which there is little, if any, market activity at the measurement date. Accordingly, the LEO Call Option liability is remeasured to fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs.

We estimated the fair value of the LEO Call Option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

December 31,
	2019	2018
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	1.6%-13.1%	2.7%-11.0%
Expected term (in years)	0.67-5.25	0.58-4.38
Expected volatility	60.0%-68.0%	67.0%-79.0%
Risk-free interest rate	2.34%-2.46%	2.51%-2.78%
Dividend yield	—	—

The following table sets forth a summary of the changes in the estimated fair value of the LEO Call Option:

Total
(in thousands)
Balance as of January 1, 2018	$—
Initial fair value upon execution of the LEO Agreement in November 2018	1,879
Change in fair value upon remeasurement recognized in other income (expense), net	1,130
Balance as of December 31, 2018	3,009
Change in fair value upon remeasurement recognized in other income (expense), net	1,069
Balance as of December 31, 2019	$4,078

Term Loans

The fair value of our outstanding term loans with Hercules Capital, Inc. (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loans approximates the carrying amount, as the term loan bears a floating rate that approximates the market interest rate.

Eidos Embedded Derivative Liability in Loan Agreement

For the SVB and Hercules Loan entered in November 2019 (see Note 10), Eidos determined that the requirement to pay a fee (“Success Fee”) upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event.

5.	Cash Equivalents and Marketable Securities

We invest in certain money market funds and reverse repurchase agreements, classified as cash equivalents, which are collateralized by deposits in the form of U.S. treasury securities for an amount no less than 102% of their value. We do not record an asset or liability for the collateral as we do not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. government treasuries and agencies. We utilize a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$248,736	$—	$—	$248,736
Repurchase agreements	59,000	—	—	59,000
Total cash equivalents	307,736	—	—	307,736
Short-term marketable securities:
U.S. treasury notes	45,224	56	—	45,280
Commercial paper	65,626	—	—	65,626
Corporate debt securities	71,231	83	—	71,314
Total short-term marketable securities	182,081	139	—	182,220
Long-term marketable securities:
U.S. treasury notes	15,248	59	—	15,307
Corporate debt securities	15,781	56	—	15,837
Total long-term marketable securities	31,029	115	—	31,144
Total cash equivalents and marketable securities	$520,846	$254	$—	$521,100

As of December 31, 2018, we had $395.8 million in money market funds and no marketable securities. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2019, our short-term and long-term marketable securities have average contractual maturities of approximately eight months and 16 months, respectively.

6.	Variable Interest Entities and Voting Interest Model

The entities consolidated by BridgeBio are comprised of wholly-owned subsidiaries and partially-owned entities consolidated under the VOE model and VIEs for which BridgeBio is the primary beneficiary under the VIE model. The results of operations of the consolidated entities are included within the BridgeBio consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

Upon the Reorganization, BBP LLC became a wholly-owned subsidiary of the Corporation through the series of transactions described in Note 3. At that time, the consolidation assessment was updated on behalf of the Corporation with no changes in the BridgeBio group composition, other than the merger of BBP LLC and Merger Sub LLC as a result of the Reorganization described in Note 3.

As of December 31, 2019 and 2018, there were no significant restrictions on the VIE assets or liabilities except for the cash held by our VIEs presented below. For VIEs, BridgeBio calculates the maximum exposure to loss to be equal to the amount invested in the equity of the VIE and the amount of outstanding convertible notes.

Included within Note 2 is a list of partially-owned entities that were determined to be under BridgeBio’s control under the VIE model as of December 31, 2019 and December 31, 2018, with the exception of PellePharm as discussed in Note 8. At each reporting period, we reassess whether we have a majority voting interest for entities consolidated under the VOE model and whether we remain the primary beneficiary of the VIEs consolidated under the VIE model.

Eidos

Eidos is a clinical stage biopharmaceutical company focused on the development of BBP-265 to address the large and growing unmet need in diseases caused by transthyretin amyloidosis. In April 2016, we initially invested $1.0 million and determined that our investment in Eidos represented a variable interest. At that time, Eidos did not have sufficient resources to carry out its principal activities without additional financial support. BridgeBio was determined to be the primary beneficiary of Eidos as it controlled the activities that most significantly impacted Eidos’ economic performance, controlled the most significant decisions affecting Eidos through its representation within management and Eidos’ Board of Directors, and BridgeBio had a majority ownership interest.

In February 2018, BridgeBio entered into a note and warrant purchase agreement with Eidos, pursuant to which Eidos issued a convertible promissory note (the “Eidos Note”) with the principal amount of $10.0 million and a warrant to purchase a number of shares of preferred stock equal to $4.0 million at the price paid by investors in the next equity financing (the “Eidos Warrant”). In March 2018, BridgeBio transferred 10% or $1.0 million of its interests in the Eidos Note and the Eidos Warrant to the minority stockholder of Eidos. In March 2018, the Eidos Note was redeemed into shares of Series B redeemable convertible preferred stock of Eidos at a 30% discount to the price paid by other investors.

In March 2018, Eidos entered into the Eidos Series B Preferred Stock Purchase Agreement for issuance of shares of Eidos Series B redeemable convertible preferred stock in two closings. As part of the March 2018 closing, Eidos also issued a freestanding tranche liability related to the obligation of Eidos to issue additional shares and the right to request investors to purchase additional shares. The tranche liability was recorded at fair value and remeasured through the settlement date in May 2018. In May 2018, BridgeBio contributed $11.2 million into Eidos in exchange for shares of Series B redeemable convertible preferred stock.

In June 2018, Eidos completed its initial public offering. All redeemable convertible preferred stock of Eidos was converted into common stock at the closing of the Eidos IPO. As part of the Eidos IPO, BridgeBio purchased common stock of $17.0 million. The Eidos Warrant was also net exercised upon the completion of the Eidos IPO.

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through December 31, 2019, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model as of December 31, 2019 and 2018 and during the years then ended.

In May 2019, BridgeBio purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, BridgeBio purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. In September 2019, Eidos issued 556,173 shares of Eidos common stock to a third-party, which is futher described in Note 13.

On August 2, 2019, Eidos filed a 2019 Shelf with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement with the Sales Agent, to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. Eidos will pay to the Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos has issued 385,613 shares under this offering and received $23.9 million of net proceeds as of December 31, 2019.

Consolidated VIEs

The entities identified as a “Controlled VIE” in Note 2 are VIEs for which BridgeBio was determined to be the primary beneficiary as of December 31, 2019 and 2018. For each entity, the initial investment was determined to represent a variable interest as, at that time, the entity did not have sufficient resources to carry out its principal activities without additional financial support. BridgeBio was determined to be the primary beneficiary of each entity as it controlled the activities that most significantly impact the entity’s economic performance and controlled the most significant decisions affecting the entity through its representation within management and the entity’s board of directors. BridgeBio also had a majority ownership interest in these entities as of December 31, 2019 and December 31, 2018.

ML Bio is a biopharmaceutical company focused on developing BBP-418, an orally administered ribitol replacement therapy, for the treatment of Limb Girdle Muscular Dystrophy type 2i.  In July 2019, BridgeBio purchased shares of preferred stock of ML Bio for $7.0 million. Upon the initial investment, BridgeBio received a majority ownership interest in ML Bio and it was determined that ML Bio is a VIE and BridgeBio is the primary beneficiary. BridgeBio controlled the activities that most significantly impact ML Bio’s economic performance and, through its representation within management on ML Bio’s Board of Directors, also controlled the most significant decisions affecting ML Bio. BridgeBio has consolidated ML Bio under the VIE model since the initial investment date in July 2019 through December 31, 2019. Refer to Note 12 for additional details with respect to this transaction.

MoST is a biopharmaceutical company focused on developing BBP-561, a series of topical KLK5/7 inhibitors, for the treatment of Netherton Syndrome. BridgeBio made investments in MoST of $1.4 million, $1.2 million and $1.5 million in 2019, 2018 and 2017, respectively, in exchange for shares of redeemable convertible preferred stock.

Quartz is a biopharmaceutical company focused on the development of effective therapies for patients suffering from RAS-driven cancers. BridgeBio made investments in Quartz of $4.0 million in 2017 in exchange for shares of redeemable convertible preferred stock. Quartz issued convertible notes to BridgeBio in 2019 and 2018 totaling $0.4 million and $1.1 million, respectively, that are outstanding as of December 31, 2019.

Navire is a biopharmaceutical company advancing our BBP-398 discovery program for small molecule inhibitors of SHP2 for the potential treatment of cancers driven by hyperactive receptor tyrosine kinase, or MAPK signaling. BridgeBio made investments in Navire of $4.5 million, $6.8 million and $3.2 million in 2019, 2018 and 2017, respectively, in exchange for shares of redeemable convertible preferred stock.

CoA is a biopharmaceutical company focused on the development of BBP-671, an oral small molecule, for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN. BridgeBio made investments in CoA of $5.1 million $7.0 million and $1.5 million in 2019, 2018 and 2017, respectively, in exchange for shares of redeemable convertible preferred stock.

Dermecular is a biopharmaceutical company focused on the development of BBP-321, an oral S1P lyase inhibitor, for the treatment of Darier Disease and Hailey-Hailey Disease. BridgeBio made investments in Dermecular of $0.7 million and $4.5 million in 2018 and 2017, respectively, in exchange for shares of redeemable convertible preferred stock.

PTR is a biopharmaceutical company focused on developing BBP-589, an IV-administered recombinant collagen type VII, protein replacement therapy, for the treatment of recessive dystrophic epidermolysis bullosa. BridgeBio made investments in PTR of $7.0 million, $10.5 million and $3.0 million in 2019, 2018 and 2017, respectively, in exchange for shares of redeemable convertible preferred stock.

Adrenas is a biopharmaceutical company focused on developing BBP-631, an adeno-associated virus, gene transfer product candidate, for the treatment of congenital adrenal hyperplasia, caused by 21-hydroxylase deficiency. BridgeBio made investments in Adrenas of $21.6 million and $13.4 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

QED is a biopharmaceutical company focused on developing infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, for the treatment of FGFR-driven cancers. BridgeBio made investments in QED of $100.0 million and $50.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Orfan is a biopharmaceutical company focused on developing BBP-711, a series of oral small molecule inhibitors of glycolate oxidase, for the treatment of primary hyperoxaluria and recurrent kidney stone disease. BridgeBio made investments in Orfan of $9.7 million and $3.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Ferro is a biopharmaceutical company focused on developing BBP-954 for irreversible inhibitors of glutathione peroxidase 4, for the treatment of solid and hematological cancers. BridgeBio made investments in Ferro of $7.0 million and $3.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Venthera is a biopharmaceutical company focused on developing BBP-681, a transdermal PI3K inhibitor, for the treatment of cutaneous venous and lymphatic malformations. BridgeBio made investments in Venthera of $4.5 million and $5.5 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Aspa is a biopharmaceutical company focused on developing BBP-812, an adeno-associated virus, gene transfer therapy, for the treatment of Canavan Disease. BridgeBio made investments in Aspa of $15.6 million and $8.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Origin is a biopharmaceutical company focused on developing BBP-870, an IV formulation of synthetic cyclic pyranopterin monophosphate for the treatment of molybdenum cofactor deficiency Type A. BridgeBio made investments in Origin of $24.0 million and $10.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

Theras is a biopharmaceutical company focused on developing BBP-454, a preclinical development program for small molecule inhibitors of KRAS for the treatment of pan-mutant KRAS-driven cancers. BridgeBio made investments in Theras of $14.0 million and $5.0 million in 2019 and 2018, respectively, in exchange for shares of redeemable convertible preferred stock.

The following table provides the assets and liabilities for all consolidated VIEs as of December 31, 2019:

	Adrenas	Aspa	ML Bio	QED	Theras	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$6,453	$1,695	$7,432	$27,781	$6,351	$31,600	$81,312
Prepaid expenses and other current assets	906	758	17	7,282	2,555	2,416	13,934
Total current assets	7,359	2,453	7,449	35,063	8,906	34,016	95,246
Property and equipment, net	3,189	274	98	281	3	325	4,170
Other assets	—	10,000	—	11,313	—	637	21,950
Total assets	$10,548	$12,727	$7,547	$46,657	$8,909	$34,978	$121,366
Liabilities:
Current liabilities:
Accounts payable	$526	$219	$19	$1,443	$23	$1,341	$3,571
Accrued compensation and benefits	923	156	67	3,396	243	3,352	8,137
Accrued research and development liabilities	757	567	—	8,931	212	5,293	15,760
Accrued professional services	83	280	7	435	4	363	1,172
Build-to-suit lease obligation	—	8,000	—	—	—	—	8,000
Other accrued liabilities	290	38	—	180	33	592	1,133
Total current liabilities	2,579	9,260	93	14,385	515	10,941	37,773
Other liabilities	951	—	—	161	—	24	1,136
Total liabilities	$3,530	$9,260	$93	$14,546	$515	$10,965	$38,909

The following table provides the assets and liabilities for all consolidated VIEs as of December 31, 2018:

	Adrenas	Aspa	PTR	QED	Venthera	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$3,046	$4,259	$6,934	$8,630	$2,913	$6,713	$32,495
Prepaid expenses and other current assets	665	1,722	28	3,240	—	321	5,976
Total current assets	3,711	5,981	6,962	11,870	2,913	7,034	38,471
Property and equipment, net	584	129	88	181	—	277	1,259
Other assets	7	—	41	—	—	28	76
Total assets	$4,302	$6,110	$7,091	$12,051	$2,913	$7,339	$39,806
Liabilities:
Current liabilities:
Accounts payable	$1,876	$1,187	$621	$3,537	$333	$1,737	$9,291
Accrued compensation and benefits	377	30	287	1,392	—	467	2,553
Accrued research and development liabilities	227	728	—	4,390	—	1,251	6,596
Other accrued liabilities	28	32	8	229	9	82	388
Total current liabilities	2,508	1,977	916	9,548	342	3,537	18,828
Other liabilities	—	—	—	150	—	29	179
Total liabilities	$2,508	$1,977	$916	$9,698	$342	$3,566	$19,007

VIEs included in the “All Other” category of the above table are not significant individually for separate presentation as of the respective dates presented. Going forward, BridgeBio may not provide any further investment in certain of these VIEs.

7.	Noncontrolling Interests

As of December 31, 2019 and 2018, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interest to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. During the years ended December 31, 2019, 2018 and 2017, such adjustments in the aggregate amounts of $(28.6) million, $21.6 million and ($8.2) million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers to (from) noncontrolling interest” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity.

Upon the Eidos IPO in June 2018, all outstanding shares of Eidos’ redeemable convertible preferred stock were converted into shares of common stock of Eidos. This transaction is reflected as conversion of redeemable noncontrolling interest into noncontrolling interest in the table below. The net exercise of the Eidos Warrants upon the Eidos IPO is presented as the issuance of noncontrolling interest in the table below.

The following table provides a rollforward of the redeemable convertible noncontrolling interests balance:

	Orfan	QED	ML Bio	Eidos	PellePharm	Total
	(in thousands)
Balance as of January 1, 2017	$—	$—	$—	$6	$1,514	$1,520
Issuance of redeemable convertible noncontrolling interest	—	—	—	—	2,839	2,839
Net loss attributable to redeemable convertible noncontrolling interest	—	—	—	(27)	(2,730)	(2,757)
Transfers to (from) redeemable convertible noncontrolling interest	—	—	—	26	(795)	(769)
Balance as of December 31, 2017	—	—	—	5	828	833
Issuance of redeemable convertible noncontrolling interest	187	1,735	—	51,012	9,429	62,363
Net loss attributable to redeemable convertible noncontrolling interest	(263)	(4,675)	—	(1,411)	(6,181)	(12,530)
Deconsolidation of PellePharm	—	—	—	—	1,154	1,154
Transfers to (from) and conversion of noncontrolling interest:
Transfers to (from) redeemable convertible noncontrolling interest	84	3,054	—	(37,354)	(5,230)	(39,446)
Conversion of redeemable convertible noncontrolling interest to noncontrolling interest	—	—	—	(12,252)	—	(12,252)
Balance as of December 31, 2018	8	114	—	—	—	122
Issuance of redeemable convertible noncontrolling interest	—	—	3,196	—	—	3,196
Net loss attributable to redeemable convertible noncontrolling interest	(120)	(2,168)	(590)	—	—	(2,878)
Transfers to (from) redeemable convertible noncontrolling interest	186	2,666	(1,049)	—	—	1,803
Balance as of December 31, 2019	$74	$612	$1,557	$—	$—	$2,243

The following table provides a rollforward of the noncontrolling interests balance:

	Adrenas	Aspa	Eidos	PellePharm	PTR	Venthera	All Other	Total
	(in thousands)
Balance as of January 1, 2017	$—	$—	$605	$1,990	$—	$—	$—	$2,595
Issuance of noncontrolling interest	—	—	1,218	181	1	—	44	1,444
Transfers to (from) noncontrolling interest	—	—	2,157	2,272	2,242	—	2,298	8,969
Net loss attributable to noncontrolling interest	—	—	(3,214)	(3,560)	(2,016)	—	(1,720)	(10,510)
Balance as of December 31, 2017	—	—	766	883	227	—	622	2,498
Issuance of noncontrolling interest	5	7	98,765	239	7	14	442	99,479
Net loss attributable to noncontrolling interest	(1,548)	(416)	(13,457)	(4,541)	(2,716)	(612)	(2,882)	(26,172)
Deconsolidation of PellePharm	—	—	—	688	—	—	—	688
Repurchase of redeemable noncontrolling interest	—	—	(44,234)	—	—	—	—	(44,234)
Transfers to (from) and conversion of noncontrolling interest:
Transfers to (from) noncontrolling interest	1,760	654	4,093	2,731	5,210	1,047	2,355	17,850
Conversion of redeemable convertible noncontrolling interest to noncontrolling interest	—	—	12,252	—	—	—	—	12,252
Balance as of December 31, 2018	217	245	58,185	—	2,728	449	537	62,361
Issuance (repurchase) of noncontrolling interest	15	17	(754)	—	73	6	1,849	1,206
Transfers to (from) noncontrolling interest	2,324	1,342	16,004	—	2,245	777	4,140	26,832
Net loss attributable to noncontrolling interest	(1,860)	(1,354)	(13,713)	—	(3,748)	(1,092)	(3,353)	(25,120)
Balance as of December 31, 2019	$696	$250	$59,722	$—	$1,298	$140	$3,173	$65,279

8.	PellePharm Investment

PellePharm is a clinical-stage biopharmaceutical company developing BBP-009, a topical gel formulation of patidegib, a hedgehog inhibitor, for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma. In July 2015, BridgeBio made an initial investment of $4.5 million in PellePharm and in a series of transactions through December 2016, we increased our ownership interest to greater than 50%. BridgeBio determined that its initial investment in PellePharm represented a variable interest, but that BridgeBio was not the primary beneficiary until December 2016.

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO was granted an exclusive, irrevocable option to acquire PellePharm. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO Call Option as a current liability in our consolidated financial statements because BridgeBio is obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option is exercised. We remeasure the LEO Call Option to fair value at each subsequent balance sheet date until the LEO Call Option is either exercised or expires.

The date the LEO Agreement was entered into was determined to be a VIE reconsideration event. Based on our assessment, BridgeBio concluded that PellePharm remains a VIE after the reconsideration event as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, based on changes to PellePharm’s governance structure and Board of Directors composition as a result of the LEO Agreement, BridgeBio is no longer the primary beneficiary as it no longer has the power over the key decisions that most significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm on November 19, 2018. After the deconsolidation in November 2018, PellePharm is considered a related party of BridgeBio.

As a result of the deconsolidation of PellePharm in November 2018, BridgeBio recorded a gain of $19.3 million primarily related to the remeasurement of its common stock and preferred stock investment in PellePharm to its estimated fair value of $17.3 million. The gain is included in the accompanying consolidated statement of operations for the year ended December 31, 2018. We concluded that the deconsolidation of PellePharm did not qualify for presentation as discontinued operations.

The valuation technique used to measure the fair value of the retained investment in the PellePharm’s common stock and preferred stock is the PWERM, which was based on the expected proceeds from either the acquisition of PellePharm by LEO or LEO not exercising its option to acquire PellePharm during the option period. As of the deconsolidation date, BridgeBio holds 8.0% of the outstanding PellePharm common stock and 61.9% of the outstanding PellePharm preferred stock. BridgeBio also has continuing involvement and significant influence in PellePharm through its participation on the PellePharm Board of Directors. The carrying amount of BridgeBio’s investment in PellePharm in the consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm.

As of the deconsolidation date, BridgeBio’s investment in PellePharm had a fair value of $17.3 million, which is comprised of $0.5 million in PellePharm common stock that is accounted for as an equity method investment and $16.8 million in PellePharm preferred stock that was accounted for as a cost method investment. Subsequent to the adoption of ASU No. 2016-01, we accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value.

The following represents the amounts related to the PellePharm deconsolidation accounting:

Amount
(in thousands)
Working capital (1) (excluding cash and cash equivalents)	$6,134
Term loan	1,359
Property and equipment, net	(791)
Carrying value of noncontrolling interest	(688)
Carrying value of redeemable convertible noncontrolling interest	(1,154)
Fair value of interest retained by BridgeBio	17,325
Gain on deconsolidation of PellePharm	(19,327)
Decrease in cash and cash equivalents resulting from the deconsolidation of PellePharm	$2,858

(1)	Working capital is defined as current assets less current liabilities.

After the deconsolidation of PellePharm in November 2018, BridgeBio accounted for its retained common stock investment as an equity method investment. BridgeBio’s common stock investment valued at $0.5 million upon deconsolidation was compared to BridgeBio’s percentage of underlying equity in net assets of PellePharm. BridgeBio concluded that there was no material basis difference.

For the year ended December 31, 2019 and for the period November 20 through December 31, 2018, BridgeBio’s share of PellePharm’s net losses amounted to $0.2 million and $0.3 million, respectively, based on its percentage of common stock ownership in PellePharm. As of December 31, 2019 and 2018, the aggregate carrying amount of our equity method investment in PellePharm is zero and $0.2 million, respectively. As of December 31, 2019 and 2018, the aggregate carrying amount of the equity security investment in PellePharm is zero and $16.8 million, respectively. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. The aggregate carrying amount of the PellePharm investment is presented as a separate line item in the consolidated balance sheets as of December 31, 2019 and 2018 as part of “Investments in nonconsolidated entities”. We did not recognize an impairment related to our PellePharm investment during the year ended December 31, 2019 and 2018.

9.	Commitments and Contingencies

Operating Lease Commitments

We lease office space and laboratory facilities under noncancelable operating leases that have terms expiring through October 2026.

In March 2017, BridgeBio entered into a three-year agreement to rent 3,900 square feet of office space in Palo Alto, California. In May 2019, the lease was extended by three years through April 2023. The aggregate rent expense under the lease is $2.2 million.

In November 2017, Eidos entered into a five-year agreement to rent 4,659 square feet of office space in San Francisco, California. The aggregate rent expense under the lease was $1.7 million. In March 2019, Eidos entered into an amendment to the November 2017 lease and the amended lease commenced on August 2019. In connection with the amendment, Eidos leases 10,552 rentable square feet. The amended Eidos lease is for 87 months and has $6.4 million of future minimum lease payments.

In February 2018, QED entered into a thirty-seven-month agreement to rent 1,944 square feet of office space in San Francisco, California. The aggregate rent expense under the lease is $0.6 million. In October 2018, QED entered into a thirty-four-month agreement to rent 10,000 square feet of office space in San Francisco, California. The aggregate rent expense under the lease is $2.6 million.

In October 2019, Adrenas entered into a sixty-one-month agreement to rent 11,376 square feet of laboratory facility in Raleigh, North Carolina. The aggregate rent expense under the lease is $1.9 million.

We recognize rent expense on a straight-line basis over the noncancelable lease period and record the difference between cash payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease period.

As of December 31, 2019, future minimum lease payments for all noncancelable operating leases with remaining lease terms in excess of one year, are as follows:

Amount
(in thousands)
Year Ending December 31:
2020	$2,811
2021	2,515
2022	1,812
2023	1,485
2024	1,272
Thereafter	1,816
Total future minimum lease payments	$11,711

Total rent expense for the years ending December 31, 2019, 2018 and 2017 was $2.8 million, $1.5 million and $0.4 million, respectively.

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or fully vested common stock of the Company at our sole election, upon achievement of each contingent milestones. As of December 31, 2019, the potential milestone compensation amount under these arrangements is up to $34.0 million. Under these arrangements, there was no compensation expense recognized or liability recorded for the year ended December 31, 2019 because the performance milestones are not considered probable of achievement.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event that certain minimum purchase volumes are not met. As of December 31, 2019 and 2018, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

Contingencies

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

10.	Term Loans

Hercules Loan and Security Agreement

In June 2018, we executed a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), under which we borrowed $35.0 million (“Tranche I”). The term of the loan was approximately 42 months, with a maturity date of January 1, 2022 (the “Maturity Date”). No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through July 1, 2020 (the “Amortization Date”). The outstanding balance of the loan was to be repaid monthly beginning on the Amortization Date and extending through the Maturity Date. The term loan bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 4.35% and (ii) 9.35% (9.85% as of December 31, 2018 based on the prime rate as of that date), payable monthly.

In December 2018, we executed the First Amendment to the Loan and Security Agreement, whereby we borrowed an additional $20.0 million (“Tranche II”) to increase the total principal balance outstanding to $55.0 million. Upon draw of the additional $20.0 million, the interest-only period on the entire facility was extended until January 1, 2021 (the “Amended Amortization Date”). The outstanding balance of the original loan of $35.0 million and the additional borrowing of $20.0 million is to be repaid monthly beginning on the Amended Amortization Date and extending through July 1, 2022 (the “Amended Maturity Date”). The additional $20.0 million loan bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.35% and (ii) 9.10% (9.10% as of December 31, 2018), payable monthly.

On the earliest to occur of (i) the Amended Maturity Date, (ii) the date we prepay the outstanding principal amount of the Amended Hercules Term Loan or (iii) the date the outstanding principal amount of the Amended Hercules Term Loan otherwise becomes due, we will owe Hercules an end of term charge equal to 6.35% of the principal amount of the original $35.0 million term loan, or $2.2 million, and 5.75% of the principal amount of the incremental $20.0 million term loan, or $1.2 million. These amounts will be accrued over the term of the loan using the effective-interest method.

In May 2019, we executed the Second Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) whereby we borrowed an additional $20.0 million (“Tranche III”) to increase the total principal balance outstanding to $75.0 million.

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

The interest rate for the Amended Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of December 31, 2019 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2019), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of December 31, 2019), payable monthly.

The Amended Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Amended Hercules Term Loan, we granted Hercules a security interest in all our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Amended Hercules Term Loan.

During the years ended December 31, 2019 and 2018, we recognized interest expense related to the Amended Hercules Term Loan of $8.3 million and $2.4 million, respectively, of which $1.4 and $0.5 million, respectively, relates to amortization of debt discount.

The term loans balance is as follows:

	December 31,
	2019	2018
	(in thousands)
Principal value of term loans	$75,000	$55,000
Debt issuance costs and debt accretion	679	(493)
Term loans, noncurrent	$75,679	$54,507

Future minimum payments of principal and estimated payments of interest on our outstanding variable rate borrowings as of December 31, 2019 are as follows:

Amount
(in thousands)
Year Ending December 31:
2020	$6,748
2021	28,825
2022	50,939
2023	8,861
Total future payments	95,373
Less amounts representing interest	(15,850)
Less final end of term payment	(4,523)
Total principal amount of term loan payments	$75,000

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon the achievement of a clinical data milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2019.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2019). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

The Tranche A loan also provides for a $0.3 million commitment fee that was paid at closing and a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If Eidos elects to prepay the Tranche A loan, there is also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan is secured by substantially all of Eidos’ assets, except Eidos’ intellectual property, which is the subject of a negative pledge.

Embedded derivatives and debt discounts

On issuance, the net carrying value of the Tranche A loan was $16.1 million after deducting for various discounts on issuance of $2.5 million. The discounts relate to the recognition of a bifurcated compound embedded derivative liability of $1.1 million, the final payment charge of $1.0 million due on maturity, the $0.3 million commitment fee paid at closing and $0.1 million in other debt issuance costs.  The debt discounts are being amortized to interest expense over the life of the Tranche A loan using the effective interest rate method.

Eidos determined that the requirement in its SVB and Hercules Loan Agreement to pay a Success Fee in certain events is an embedded derivative liability requiring bifurcation from the Tranche A loan proceeds and separate accounting. The Success Fee amount is $1.0 million if conditions are met prior to November 13, 2021 and $2.0 million if conditions are met after November 13, 2021. Eidos also determined that certain events of default provisions resulting in the prepayment of the loan or a change in the default rate of interest should also be recorded as an embedded derivative liability but were deemed immaterial for this reporting period due to the triggers being deemed unlikely. Eidos recorded a compound embedded derivative liability of $1.1 million on issuance, which was recorded as a derivative liability in other liabilities on the balance sheet and as a corresponding debt discount.

Eidos calculated the fair values of the derivative liability on issuance and as of December 31, 2019 based on a probability weighted valuation of certain event outcomes and discounted to the present value. The key valuation assumptions used consist of the discount rate of 11.6% and the probability of an underlying event triggering the Success Fee payment and the timing of such events. The derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net. The fair value of the derivative liability was approximately $1.2 million as of December 31, 2019 and was classified as other liabilities on the balance sheet and there was an immaterial change in the fair value of the derivative liability for the year ended December 31, 2019.

The facility fee, fair value of the bifurcated embedded derivative liability on issuance, and other debt issuance costs have been treated as debt discounts on our consolidated balance sheet and together with the final payment charge are being amortized to interest expense throughout the life of the Tranche A loan using the effective interest rate method.

As of December 31, 2019, the net carrying value of the Tranche A loan is $16.1 million.  As of December 31, 2019, there are unamortized debt discounts of $2.4 million. Eidos recorded interest expense and amortization of the debt discount in the amount of $0.3 million on the Tranche A loan for the year ended December 31, 2019.

Future minimum payments

The following table presents future payments of principal, interest and final payment charge on the Eidos Tranche A loan as of December 31, 2019:

Amount
(in thousands)
Year Ending December 31:
2020	$1,512
2021	2,961
2022	9,787
2023	8,622
Total future payments	22,882
Less amounts representing interest	(5,382)
Total principal amount of term loan payments	$17,500

11.	License Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”) relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. During the years ended December 31, 2019, 2018 and 2017, Eidos recognized research and development expense of $0.2 million, $0.3 million and less than $0.1 million, respectively, in connection with this agreement.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. During the year ended in December 31, 2019, we recognized $2.5 million as a cost of license revenue upon execution of the Alexion license agreement (see Note 13).

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). In connection with the UCSF License and subsequent amendments, we paid issuance fees totaling $0.3 million. In addition, under the terms of the UCSF License, we are required to pay to UCSF certain annual license maintenance fees unless we are selling or otherwise exploiting licensed products or services and paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, we agreed to pay UCSF low single-digit tiered royalties on annual net sales of licensed products and services, with a minimum royalty requirement of $0.1 million. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. In addition, we are obligated to make contingent milestone payments totaling up to $22.4 million upon the achievement of certain clinical or regulatory milestones. In the event that we sublicense the patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by us. During the years ended December 31, 2019, 2018 and 2017, TheRas recognized research and development expense of $0.4 million, $0.1 million and $0.2 million, respectively, in connection with this agreement.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the years ended December 31, 2019, 2018 and 2017, TheRas recognized research and development expenses of $1.9 million, $0.9 million and $0.4 million, respectively, in connection with the Leidos Agreements.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

12.	Asset Acquisitions

ML Bio Asset Acquisition

As described in Note 6, as of July 2019, ML Bio was a variable interest entity. Based on the qualitative assessment performed under ASC 805 Business Combinations, we concluded that ML Bio was not considered to be a business and accounted for the initial July 2019 investment in ML Bio as an asset acquisition. The assets acquired, liabilities and noncontrolling interest assumed in the transaction were measured based on their fair values. We recognized a loss of $0.4 million in other income (expense), net. The loss was calculated as the sum of consideration paid of $7.0 million and fair value of noncontrolling interest issued of $4.0 million, less fair value of identifiable net assets acquired of $10.6 million.

The fair value of the IPR&D acquired of $1.0 million was charged to research and development expense as it had no alternative future use at the time of the acquisition. BridgeBio may be required to purchase additional shares of preferred stock of up to $24.5 million upon achievement of certain development milestones by ML Bio. The assembled workforce acquired of $0.2 million was amortized during the year ended December 31, 2019.

Retinagenix Asset Acquisition

In June 2019, Retinagenix, Inc. (“Retinagenix”) entered into a Unit Purchase and Sale Agreement with the owners of a biopharmaceutical entity to acquire 100% of the outstanding equity of the entity. Retinagenix accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired were concentrated in a group of similar identified assets, IPR&D. The assets acquired and liabilities assumed in the transaction were measured based on their fair values.

The fair value of the IPR&D acquired was $0.5 million and was charged to research and development expense as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, Retinagenix could be required to pay up to $7.0 million in regulatory milestone payments, $65.0 million in sales milestone payments, and pay royalties of up to low single-digit percentages on future net sales. Royalties may increase to up to mid-single-digit percentages in certain circumstances.

Origin Biosciences, Inc. (“Origin”) Asset Acquisition

In June 2018, Origin entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectually property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. As consideration, Origin made an upfront cash payment of $1.0 million. There were no material direct transaction costs related to the transaction.

Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was $1.0 million and was charged to research and development expense as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, Origin could be required to pay up to $18.8 million if Origin receives a priority review voucher from the Food and Drug Administration, $3.0 million in regulatory milestone payments, $17.0 million in sales milestone payments, and pay royalties of up to low double-digit percentages on future net sales, if any.

QED Therapeutics, Inc. (“QED”) Asset Acquisition

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. (“Novartis”), pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to BBP-831 for the treatment of patients with FGFR-driven diseases. As consideration for the License Agreement, QED made an upfront cash payment of $15.0 million and issued 2,941,176 shares of QED Series A Preferred Stock to Novartis. There were no material direct transaction costs related to the transaction. The fair value of the QED Series A Preferred Stock was valued by a third-party specialist at $0.59 per share or a total fair value of shares issued of $1.7 million.

QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was $16.7 million and was charged to research and development expense as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales milestone payments, and pay royalties of up to low double-digit percentages on future net sales, if any.

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

PTR accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was $1.5 million and was charged to research and development expense as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, PTR could be required to pay up to $27.0 million in regulatory milestone payments, $60.0 million in sales milestone payments, and pay royalties of up to low single-digit percentages on future net sales, if any.

During the year ended December 31, 2019, PTR made a milestone payment of $2.0 million in connection with this agreement related to the Phase I initiation milestone being met. This amount was charged to research and development expense as the underlying in-process research and development asset has no alternative future use.

13.	License Revenue

Alexion License Agreements

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

Eidos accounted for the exclusive license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, Eidos will enter into clinical and commercial supply agreements for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right.

Eidos is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones.  Eidos will also receive low double-digit royalty payments based on net sales of AG10 in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize AG10 in Japan, or upon the introduction of generic competition into market. Eidos is also in discussions with Alexion on a supply agreement that has not yet been finalized as of the period ending December 31, 2019.

Eidos accounted for the Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, Eidos will enter into clinical and commercial supply agreements for the licensed territory. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for the Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the Alexion License Agreement in September 2019. Eidos determined that the license was a right to use Eidos’ intellectual property and as of the effective date, Eidos had provided all necessary information to Alexion to benefit from the license and the license term had begun.

Eidos considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. Eidos excluded the regulatory milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of Eidos’ control. As the sales-based royalties are all related to the license of the IP, Eidos will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. Eidos will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

License and Exclusivity Agreements with Entities Affiliated with Perceptive Advisors LLC

In October 2019, our subsidiary, QED entered into an exclusive license agreement (the “License Agreement”) with a licensee entity in which Perceptive Life Sciences Master Fund, Ltd. (“Perceptive Master Fund”) and certain of its affiliated funds hold a majority of the outstanding voting securities. Perceptive Master Fund directly holds shares of our common stock representing a greater than 5% ownership interest. Perceptive Advisors LLC (“Perceptive Advisors,” and collectively with Perceptive Master Fund and its affiliated funds, “Perceptive”) serves as the investment manager to the Master Fund and may be deemed to beneficially own the securities directly held by Perceptive Master Fund. Mr. Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own the securities directly held by Perceptive Master Fund.

Pursuant to the License Agreement, QED granted to the licensee an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted certain equity rights in an affiliate of the licensee. Additionally, QED is entitled to receive payments from the licensee totaling an aggregate of up to $132.5 million upon the achievement of specified development and sales milestones and tiered royalties on net sales ranging from the low to mid teens.

In October 2019, our subsidiary, BBP LLC, concurrently entered into an exclusivity agreement with the above-mentioned licensee entity controlled by Perceptive, pursuant to which BBP LLC received equity in the entity representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to the entity with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. Pursuant to the exclusivity agreement, BBP LLC also received warrant to purchase 10% of the then-fully diluted shares of one of the subsidiary of the above-mentioned licensee entity controlled by Perceptive upon achievement of certain contingent milestones.

We accounted for the license and exclusivity agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since the third party can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. The Company determined that the optional right to future products under these supply agreements is not considered to represent a material right.

During the year ended December 31, 2019, we recognized $13.8 million in license revenue comprising of $10.0 million in upfront payment received and the fair value of the ordinary shares received amounting to $3.8 million. We determined that the license was a right to use the intellectual property of QED and as of the effective date, we had provided all necessary information to the third party to benefit from the license and the license term. As of December 31, 2019, we also determined the contingent milestone related to our ability to exercise the warrant is not probable.  As a result, we did not recognize any fair value of the warrant, which we considered to be immaterial, as revenue or record as an asset.

We consider the future potential development and sales milestones as well as the sales-based royalties to be variable consideration. We excluded the regulatory-based development and sales milestones from the transaction price because we determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of our control. As the sales-based royalties are all related to the license of the IP, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

14.	Build-to-Suit Operating Lease

In December 2019, we entered into a manufacturing agreement to secure clinical and commercial scale manufacturing capacity for the manufacture of batches of active pharmaceutical ingredients for product candidates of certain subsidiaries of the Company. Unless terminated as allowed within the manufacturing agreement, the agreement will expire five (5) years from when qualified operations begin. Under the terms of the agreement, we are assigned a dedicated manufacturing suite for certain months in each calendar year for a one-time fee of $10.0 million, which will be applied to the buildout, commissioning, qualification, validation, equipping and exclusive use of the dedicated manufacturing suite.

We evaluated our involvement during the construction period and determined the scope of the tenant improvements within dedicated manufacturing suite including the building shells did not qualify as “normal tenant improvements” under ASC Topic 840, Leases. Accordingly, for accounting purposes, we will be the deemed owner of the dedicated manufacturing suite during the construction period and considered an embedded operating lease arrangement. We recorded the $10.0 million one-time fee in noncurrent asset. As of December 31, 2019, we paid $2.0 million of the $10.0 million one-time fee and the remaining $8.0 million payable is classified as build-to-suit lease obligation under current liabilities. Upon commencement of construction, we will re-classify such reservation fee under noncurrent asset to construction-in-progress under property and equipment.

15.	Related Party Transactions

PellePharm

During the year ended December 31, 2019 and during November through December 2018, we provided nominal services to PellePharm.

16.	Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$986	$2,313	$366	$3,665
General and administrative	14,204	3,060	445	17,709
Total stock-based compensation	$15,190	$5,373	$811	$21,374

	Year Ended December 31, 2018
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$—	$1,325	$186	$1,511
General and administrative	3,183	1,201	172	4,556
Total stock-based compensation	$3,183	$2,526	$358	$6,067

	Year Ended December 31, 2017
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$—	$519	$7	$526
General and administrative	541	629	145	1,315
Total stock-based compensation	$541	$1,148	$152	$1,841

Stock-Based Awards of the Corporation

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards.

The 2019 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by 5% of the issued and outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

On November 13, 2019, the we adopted the 2019 Inducement Equity Plan (the “2019 Inducement Plan”). The 2019 Inducement Plan provides for the grant of stock-based awards to induce highly-qualified prospective officers and employees who are not currently employed by the Corporation or its Subsidiaries to accept employment and to provide them with a proprietary interest in the Company, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards.

The following table summarizes our authorized shares activity under the 2019 Plan and the 2019 Inducement Plans (the “Plans”):

	2019 Plan	2019 Inducement Plan
Balance as of December 31, 2018	—	—
Authorized	11,500,000	1,000,000
Granted — Stock options	(4,397,117)	(253,974)
Granted — Restricted stock units	(181,274)	(180,889)
Granted — Restricted stock awards	(6,819,455)	—
Granted — Common stock	(2,682)	(22,839)
Granted — Market-based restricted stock units	(76,637)	(53,234)
Cancelled — Stock options	23,365	—
Cancelled — Restricted stock	6,867	—
Balance as of December 31, 2019	53,067	489,064

Stock Option Grants of the Corporation

The following table summarizes the Corporation’s stock option activity under the Plans for the period through December 31, 2019:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except share and per share amounts)
Outstanding as of December 31, 2018	—	$—	—	$—
Granted	4,651,091	$20.09
Exercised	(949)	$17.00
Cancelled	(23,365)	$17.00
Outstanding as of December 31, 2019	4,626,777	$20.10	9.6	$70,348
Exercisable as of December 31, 2019	514,472	$17.89	9.5	$8,830

The options granted to employees and non-employees are exercisable at the price of the Corporation’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019 is calculated based on the difference between the exercise price and the current fair value the Corporation’s common stock.

During the year ended December 31, 2019, we recognized stock-based compensation expense of $3.9 million related to stock options under the Plans. As of December 31, 2019, there was $32.2 million of total unrecognized compensation cost related to stock options under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Units (RSUs) of the Corporation

During the year ended December 31, 2019, the Board of Directors approved grants of RSUs to senior management and officers subject to continued employment and generally vest over a period of four years.

As of December 31, 2019, there are 362,163 RSUs issued and outstanding with weighted average grant date fair value of $31.98. There were no releases of RSUs during the year ended December 31, 2019.

During the year ended December 31, 2019, we recognized stock-based compensation expense of $0.2 million related to shares of RSUs under the Plans. As of December 31, 2019, there was $11.4 million of total unrecognized compensation cost related to RSUs under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 4.0 years.

Restricted Stock Awards (RSAs) of the Corporation

As disclosed in Note 3, upon the Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of the Corporation’s RSAs.

The following table summarizes our RSA activity under the Plans for the period through December 31, 2019:

	Unvested Shares of Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2018	—	—
BBP LLC units converted into shares of unvested restricted stock of the Corporation	6,819,455	$3.38
Vested	(1,209,136)	$2.24
Cancelled	(6,867)	$7.27
Balance at December 31, 2019	5,603,452	$3.63

During the year ended December 31, 2019, we recognized stock-based compensation expense of $4.2 million related to RSAs under the Plans. As of December 31, 2019, there was $26.0 million of total unrecognized compensation cost related to RSAs under the Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of 3.5 years. The 5,603,452 unvested RSAs as of December 31, 2019 are included as outstanding shares disclosed in the consolidated balance sheet as of December 31, 2019 as the shares were actually issued upon Reorganization but are subject to forfeiture per the terms of the awards.

Market-Based RSUs of the Corporation

During the year ended December 31, 2019, the Board of Directors approved and granted market-based RSUs. One such market-based RSU award includes a market condition based on the Total Shareholders’ Return (TSR) of the Corporation’s common stock as compared to the TSR of the Nasdaq Biotechnology Index and the vesting percentage of the award is calculated based on the three-year performance period from vesting commencement date. The other market-based RSU award includes a market condition based on the Corporation’s market capitalization reaching $5.0 billion and vests immediately at 100% upon achievement of said market capitalization. The market-based RSUs require continuous employment.

The respective grant date fair values of these awards, which aggregate to $3.8 million for the year December 31, 2019, were determined using a Monte Carlo valuation model and are recognized as compensation expense over the implied service period of the awards.

As of December 31, 2019, there are 129,871 market-based RSUs outstanding with weighted average grant date fair value of $28.98. For the year ended December 31, 2019, we recognized $2.3 million stock-based compensation expense related to market-based RSU awards. As of December 31, 2019, there was $1.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans. There were no such awards prior to 2019.

2019 Employee Stock Purchase Plan

On June 22, 2019, we adopted the 2019 Employee Stock Purchase Plan (the “ESPP”) which became effective on June 25, 2019. The ESPP initially reserves and authorizes the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the lower of: i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, ii) 2,000,000 shares or iii) such lesser number of shares as determined by the Compensation Committee.

Under the ESPP, eligible employees may purchase shares of BridgeBio common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,500 of shares of BridgeBio common stock during any offering period.

During the year ended December 31, 2019, the Company recognized stock-based compensation expense of $0.4 million related to the ESPP. As of December 31, 2019, 1,936,283 shares were reserved for future issuance under the ESPP.

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. For the year ended December 31, 2019, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	5.00-6.08	0.40
Expected volatility	37.4%	43.4%
Risk-free interest rate	1.84%	2.12%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$7.81	$5.51

Equity-Based Awards of BBP LLC

Up until the reorganization, BBP LLC issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). BBP LLC’s Second Amended and Restated Limited Liability Company Agreement, Third Amended and Restated Limited Liability Company Agreement and LLC Agreement provided for the issuance of Management Incentive Units and Common Units to employees and non-employees. During 2019, 2018 and 2017, BBP LLC issued Management Incentive Units and Common Units based on the approval of the board of BBP LLC for each grant date.

Under the terms of the Management Incentive Units’ agreements, the vesting schedule is typically 1/60th of the total number of Management Incentive Units, which vest on each monthly anniversary of the vesting commencement date, subject to continued service to BridgeBio. If a Fundamental Transaction takes place, the remaining vesting related to the Management Incentive Units and Common Units will accelerate. Under the terms of the Common Units’ agreements, the vesting schedule is typically between two and five years with vesting taking place on each monthly anniversary of the vesting commencement date, subject to continued service to BBP LLC through the applicable vesting date.

No distributions can be made to the holders of Management Incentive Units until the aggregate distributions made to other members (Preferred Unit, Founder Unit and Common Unit members) exceed the Management Incentive Units’ participation threshold. BridgeBio has determined that the underlying terms and intended purpose of the Management Incentive Units and Common Units are more akin to an equity-based compensation for employees and non-employees than a performance bonus or profit-sharing arrangement.

As described in Note 3, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the years ended December 31, 2019, 2018 and 2017, equity-based compensation from BBP LLC equity-based awards was $3.4 million, $3.2 million and $0.5 million, respectively.

The following table summarizes authorized BBP LLC equity-based awards activity as if the Management Incentive Units and Common Units were converted to restricted common stock of the Corporation at the earliest period presented:

Equivalent Shares of the Corporation's Restricted Common Stock
Balance as of January 1, 2017	5,850,264
Granted	4,073,919
Cancelled	(479,114)
Balance as of December 31, 2017	9,445,069
Granted	550,677
Cancelled	(1,263)
Balance as of December 31, 2018	9,994,483
Authorized and granted	2,587,939
Cancelled	(842)
Converted into common stock of the Corporation	(5,762,125)
Converted into unvested restricted common stock of the Corporation	(6,819,455)
Balance as of December 31, 2019	—

The following table summarizes vested BBP LLC equity-based awards activity as if the Management Incentive Units and Common Units were converted to restricted common stock of the Corporation at the earliest period presented:

	Equivalent Shares of the Corporation's Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance at January 1, 2017	1,495,037	$0.31
Vested	1,316,657	$0.36
Balance at December 31, 2017	2,811,694	$0.34
Vested	1,827,623	$0.62
Balance at December 31, 2018	4,639,317	$0.45
Vested	1,122,808	$2.10
Converted into common stock of the Corporation	(5,762,125)	$0.72
Balance at December 31, 2019	—	$—

The estimated grant-date fair value of each Common Unit and Management Incentive Unit award was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	1.50	0.75-1.50	1.50
Expected volatility	48.0%-49.0%	40.0%-49.0%	45.0%
Risk-free interest rate	2.34%-2.56%	1.70%-2.56%	1.70%
Dividend yield	—	—	—

The fair value of each Common Unit and Management Incentive Unit award was determined using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgement and estimation.

Fair value of Management Incentive Units and Common Units —Because there was no public market for BBP LLC’s units as BBP LLC was a private company, BBP LLC’s board determined the fair value of Common Units and Management Incentive Units by considering a number of objective and subjective factors, including having contemporaneous and retrospective valuations of its equity performed by a third-party valuation specialist, valuations of comparable peer public companies, sales of BBP LLC’s redeemable convertible preferred units, operating and financial performance, the lack of liquidity of BBP LLC’s units and general and industry-specific economic outlook.

Expected term —The expected term was based on BBP LLC’s expectations with regard to an exit strategy such as an IPO or liquidation event.

Expected volatility — BBP LLC was a private company and lacks company-specific historical and implied volatility information. Therefore, it estimated its expected share volatility based on the historical volatility of a set of publicly traded peer companies and expected to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price.

Risk-free interest rate —The risk-free interest rate was determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Expected dividend —The dividend yield was assumed to be immaterial based on future distribution expectations throughout the expected term.

Each of the above inputs was subjective and generally required significant judgement and estimation.

Equity Awards of Eidos

Eidos 2016 Equity Incentive Plan

In April 2016, Eidos established its 2016 Equity Incentive Plan (the “Eidos 2016 Plan”), which provides for the granting of equity awards to employees and consultants of Eidos. Awards granted under the Eidos 2016 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) or restricted stock awards. ISOs may be granted only to Eidos employees (including officers and directors who are also employees). NSOs may be granted to Eidos employees and consultants. The exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Eidos Board of Directors. The exercise price of an ISO granted to an employee who at the time of grant is a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Eidos Board of Directors. To date, ISOs and NSOs have a term of ten years and generally vest over a four-year period with annual cliff vesting and the balance monthly over 36 months. Upon completion of the Eidos IPO, the remaining shares available for issuance under the Eidos 2016 Plan were retired.

Eidos Amended and Restated 2018 Stock Option and Incentive Plan

In May 2018, the Eidos Board of Directors and stockholders approved the Amended and Restated 2018 Stock Option and Incentive Plan (the “Eidos 2018 Plan”), to replace the Eidos 2016 Plan. The Eidos 2018 Plan became effective upon the Eidos IPO and is administered by the Eidos Board of Directors or an appointed committee, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the Eidos 2018 Plan, 598,000 shares of Eidos’ common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the Eidos 2018 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of Eidos at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to Eidos, with the remainder in monthly increments over three additional years. Upon adoption of the Eidos 2018 Plan, no additional stock awards will be issued under the Eidos 2016 Plan. Options granted under the Eidos 2016 Plan that were outstanding on the date the Eidos 2018 Plan became effective remain subject to the terms of the Eidos 2016 Plan. In December 2018, the Eidos Board of Directors approved an increase in the number of shares reserved under the Eidos 2018 Plan by 700,000 shares, and this increase was approved by Eidos’ stockholders in June 2019. In December 2019, Eidos’ board of directors approved an additional increase in the number of shares reserved under the 2018 Plan by 1,500,000 shares. As of December 31, 2019, Eidos has reserved 2,798,000 shares of common stock for issuance under the 2018 Plan, of which the 1,500,000 shares subject to the December 2019 increase remain subject to stockholder approval.

Eidos Employee Stock Purchase Plan

In May 2018, Eidos board of directors and stockholders approved the 2018 Employee Stock Purchase Plan, or the 2018 ESPP, which became effective upon the IPO. The 2018 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by Eidos’ board of directors and the Compensation Committee of the board of directors. Under the 2018 ESPP, 143,520 shares of Eidos’ common stock have been initially reserved for employee purchases of Eidos’ common stock. The 2018 ESPP allows eligible employees to purchase shares of Eidos common stock at a discount through payroll deductions of up to 20% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of Eidos’ common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of Eidos’ IPO and ended on November 30, 2018.

The fair value of the rights granted under the Eidos 2018 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Expected term in years	0.50	0.48
Expected volatility	63.06%	70.40%
Risk-free interest rate	2.32%	1.50%
Dividend yield	0%	0%

Eidos Stock Options

Activity under the Eidos equity incentive plans is set forth below:

			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Options	Price per	Contractual	Intrinsic
	Grant	Outstanding	Option	Life (years)	Value
	(in thousands, except per share and per share data)
Outstanding as of December 31, 2018	747,057	1,329,762	$8.55	9.40	$6,928
Additional authorized	1,500,000	—	$—
Options granted	(365,573)	365,573	$34.51
Options exercised	—	(306,010)	$3.30
Options cancelled	53,570	(53,570)	$7.24
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options exercisable—December 31, 2019		241,289	$11.16	8.50	$11,155
Options vested and expected to vest—December 31, 2019		1,335,755	$16.91	8.77	$54,071

Aggregate intrinsic value represents the difference between Eidos’ estimated fair value of its common stock and the exercise price of outstanding in–the–money options. The total intrinsic value of options exercised was $12.3 million, $0.9 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The total fair value of Eidos shares vested during the years ended December 31, 2019, 2018 and 2017 was $5.2 million, $2.5 million and $0.5 million, respectively.

Eidos Stock Options Granted to Non-employees

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. During the years ended December 31, 2019, 2018 and 2017, Eidos granted 20,361, 35,880 and 569,252 shares, respectively, to non-employee consultants. Eidos recognized stock-based compensation expense for non-employee awards during the years ended December 31, 2019, 2018 and 2017 of $0.1 million, $1.7 million and $ 0.7 million, respectively.

Eidos Stock Options Valuation

Prior to the completion of Eidos’ IPO, the fair value of Eidos shares of common stock underlying its stock options had historically been determined by Eidos board of directors. Because there had been no public market for the Eidos common stock prior to June 2018, Eidos board of directors had determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Eidos operations, valuations performed by an independent third party, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of Eidos common stock, among other factors. For stock options granted after the completion of the IPO, Eidos determines the fair value of each share of underlying common stock based on the closing price of Eidos common stock as reported on the date of grant.

The fair value of employee and non-employee director of Eidos stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Employee	Non- employee	Employee	Non- employee	Employee	Non- employee
Expected term (in years)	6.07	6.09	6.08	9.20	5.83	9.66
Expected volatility	72.4%	73.7%	72.0%	73.9%	68.4%	80.1%
Risk-free interest rate	1.95%	2.49%	2.87%	2.66%	2.27%	2.41%
Dividend yield	—	—	—	—	—	—

The weighted average fair value of stock-based awards granted to employees during the years ended December 31, 2019, 2018 and 2017 was $22.86 per share, $8.46 per share and $4.79 per share, respectively.

Eidos Restricted Stock

In December 2017, Eidos issued 390,546 shares of common stock for no consideration to the founders pursuant to Eidos’ Series Seed Preferred Stock Purchase Agreement and license agreement in connection with certain anti-dilution rights held by these parties. If the shares issued under the license agreement represent less than 1% of the shares issued and outstanding of common stock on an as-converted basis, Eidos will issue additional common stock to the founders and Stanford University. Eidos has the right to repurchase the common stock at the fair value per share on the date of repurchase; this repurchase right lapses as the shares vest. The shares cliff vest 25% after one year and vest monthly thereafter over 36 months. As of December 31, 2019 and 2018, 170,866 and  268,504 shares remain subject to repurchase.

Eidos recognizes stock-based compensation expense upon the approval of these awards by the Eidos Board of Directors in September 2017 as vesting provisions are not considered substantive due to the fair value repurchase right. Stock-based compensation expense related to the restricted stock is recognized based on the fair value of the stock on the approval date using the Black-Scholes pricing model. During the years ended December 31, 2019, 2018 and 2017, Eidos recognized expense related to these awards of zero, zero and $0.2 million, respectively.

Eidos Stock-Based Compensation

As of December 31, 2019, there was $13.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Eidos 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period 2.9 years.

17.	Income Taxes

BridgeBio is subject to U.S. federal and state income taxes as a corporation. Prior to the tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders.

The following table presents the components of net loss before income taxes:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$288,585	$169,451	$43,832
Foreign	—	—	—
Total loss before income taxes	$288,585	$169,451	$43,832

There was no income tax expense (domestic and foreign) for the years ended December 31, 2019, 2018 and 2017.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2019	2018	2017
Tax at statutory federal rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	—	—	—
Change in valuation allowance	(25.3)	(20.2)	(16.4)
Research and development credits	4.1	1.6	0.8
Change in entity status	1.7	—	—
Nontaxable partnership income	(1.4)	(1.2)	(1.1)
Other	(0.1)	(1.2)	(1.4)
Impact of tax reform	—	—	(15.9)
Effective income tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$94,335	$40,896
Amortization	5,196	4,424
Accruals and reserves	1,917	434
Stock-based compensation	1,820	268
Tax credits	18,443	3,728
Equity method investment	7,297	—
Other	210	23
Gross deferred tax assets	129,218	49,773
Less valuation allowance	(128,928)	(49,755)
Deferred tax assets, net of valuation allowance	290	18
Deferred tax liabilities:
Fixed assets	(290)	(18)
Deferred tax liabilities	(290)	(18)
Net deferred tax assets	$—	$—

As of December 31, 2019, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and California state income tax purposes of approximately $393.4 million and $160.0 million respectively. The federal net operating losses generated prior to 2018 will begin to expire in 2037, losses generated after 2018 will carryover indefinitely. State net operating losses will generally begin to expire in 2037.

As of December 31, 2019, we have federal research and development credit carryforwards of $17.6 million, which will expire beginning in 2037 if not utilized. As of December 31, 2019, we have state research and development tax credit carryforwards of $2.6 million. The state research and development tax credits will expire at various dates.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $79.2 million for the year ended December 31, 2019.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to an ownership change limitation as provided by section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the event that we had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018
	(in thousands)
Balance at the beginning of the year	$1,182	$296
Additions (reductions) of prior year positions	2,913	(42)
Additions based on tax positions related to current year	3,509	928
Balance at the end of the year	$7,604	$1,182

As of December 31, 2019, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a full valuation allowance on our deferred tax assets. We do not foresee any material changes to the gross unrecognized tax benefit within the next twelve months.

We file federal and various income tax returns. We currently have no federal or state tax examinations in progress. All years are open for examination by federal and state authorities.

In December 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and the new legislation contains several key provisions, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our United States deferred tax assets and liabilities as well as our valuation allowance against our net United States deferred tax assets. In December 2017, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2018, we completed our accounting for the Tax Act as summarized below.

Due to the change in the statutory tax rate from the Tax Act, we remeasured our federal deferred tax assets as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. The result was a decrease of $6.8 million to deferred tax assets. No adjustments were made to the provisional estimates recorded.

We determined the one-time transition tax would not be applicable given our facts and circumstances. The one-time transition tax would be based on total post-1986 foreign earnings and profits that were previously deferred from United States income tax. The applicable tax rate is based on the amount of those post-1986 earnings that is held in cash and other specified assets (the “cash position”). We did not have any foreign earnings and profits and thus we would not have any transition tax liability. Our position has not materially changed.

18.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted- average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2019, 2018 and 2017, diluted and basic net loss per common share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of December 31,
	2019	2018	2017
Unvested RSAs	5,603,452	5,355,166	6,633,375
Unvested RSUs	362,163	—	—
Unvested market-based RSUs	129,871	—	—
Common stock options issued and outstanding	4,626,777	—	—
	10,722,263	5,355,166	6,633,375

19.	Subsequent Events

Subsequent to the year ended December 31, 2019, Eidos has issued an additional 448,755 shares of common stock in “at-the-market” offerings under the 2019 Shelf and received $23.8 million of net proceeds.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the period ended December 31, 2019. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein

	For the Quarters Ended
	March 31	June 30 (1)	September 30	December 31
2019
License revenue	$—	$—	$26,741	$13,819
Total operating expenses	63,752	69,318	81,273	92,457
Loss from operations	(63,752)	(69,318)	(54,532)	(78,638)
Net loss	(69,436)	(74,334)	(60,664)	(84,151)
Net loss attributable to common stockholders of BridgeBio	(61,185)	(65,964)	(59,980)	(73,458)
Net loss per share, basic and diluted	(0.66)	(0.71)	(0.51)	(0.62)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2018
License revenue	$—	$—	$—	$—
Total operating expenses	41,838	34,783	41,456	65,583
Loss from operations	(41,838)	(34,783)	(41,456)	(65,583)
Net loss	(42,430)	(35,702)	(42,078)	(49,241)
Net loss attributable to common stockholders of BridgeBio	(34,156)	(26,551)	(31,401)	(38,641)
Net loss per share, basic and diluted	(0.66)	(0.45)	(0.52)	(0.52)

(1)	Amount for the three months ended June 30, 2019 includes the results of operations of BridgeBio Pharma, Inc. prior to the Reorganization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 2, 2020

We have served as the Company's auditor since 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Prior Material Weakness in Internal Control over Financial Reporting

As previously reported in the registration statement on Form S-1 for our IPO and in our subsequent Form 10-Q reports for the periods ending June 30 and September 30, 2019, management and our independent registered public accounting firm identified material weaknesses in internal control over financial reporting during the audit of our consolidated financial statements for the year ended December 31, 2017. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. These material weaknesses that were identified related to the following:

•

Insufficient staffing to enable segregation of duties within accounting functions and insufficient written policies and procedures for accounting and financial reporting. These factors contributed to the lack of a formalized process or controls for our management’s timely review and approval of journal entries and related financial statement analysis.

•

Lack of adequate finance and accounting staff with the appropriate U.S. GAAP technical expertise to identify, evaluate and account for complex and non-routine transactions. As a result, we did not design and maintain formal accounting policies, processes and controls related to complex transactions necessary for an effective financial reporting process.

Management has been actively engaged in remediating the above described material weaknesses. During the year ended December 31, 2019, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including:

•

Evaluating the corporate finance and accounting organization and hiring additional qualified accounting and finance personnel including financial consultants to enable the implementation of internal controls over financial reporting and segregating duties among accounting and finance personnel.

•

Engaging certified professional accounting consultants to assist with technical accounting and SEC reporting needs, as well as to assist management in the documentation of policies, procedures, and the identification, documentation, and evaluation of our internal controls over financial reporting.

•	Evaluating the corporate finance and accounting processes and technologies and implementing certain corporate financial reporting process and technology solutions.
•	Formalizing processes and internal control documentation and strengthening supervisory reviews by financial management.

Management has concluded that the actions taken to strengthen our internal controls over financial reporting remediated the two identified material weaknesses as of December 31, 2019. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies, processes and documentation requirements may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.bridgebio.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10‑K:
1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Consolidated Balance Sheets as of December 31, 2019 and 2018	142
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019	143
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2019	144
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity for each of the three years in the period ended December 31, 2019	145
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019	146
Notes to Consolidated Financial Statements	147
Report of Independent Registered Public Accounting Firm	198

2.	Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b)	Exhibits required by Item 601 of Regulation S‑K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10 K.

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38959	3.2	July 3, 2019

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Fourth Amended and Restated Limited Liability Company Agreement, dated November 20, 2018, by and among BridgeBio Pharma LLC and its members.	S-1	333-231759	4.2	May 24, 2019

4.3	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, to be in effect immediately prior to completion of this offering.	S-1	333-231759	4.3	June 24, 2019

4.4	Description of Securities.	—	—	—	Filed herewith

10.1	2019 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	333-231759	10.1	June 24, 2019

10.2	2019 Employee Stock Purchase Plan.	S-1	333-231759	10.2	June 24, 2019

10.3	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of June 19, 2018.	S-1	333-231759	10.6	May 24, 2019

10.7	First Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of December 28, 2018.	S-1	333-231759	10.7	May 24, 2019

10.8	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.9†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.10†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.11†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.12†	Option Agreement, among PellePharm, Inc., Leo Pharma A/S and Leo Spiny Merger Sub, Inc., dated as of November 19, 2018, as amended on March 13, 2019.	S-1	333-231759	10.12	May 24, 2019

10.13†	Asset Purchase Agreement, among Phoenix Tissue Repair, Inc., Shire Human Genetic Therapies, Inc., and Lotus Tissue Repair, Inc., dated as of July 21, 2017.	S-1	333-231759	10.13	May 24, 2019

10.14†	Exclusive License Agreement, between The Regents of the University of California and TheRas, Inc., dated September 28, 2016, as amended by First Amendment effective January 10, 2017, Second Amendment effective August 10, 2017 and Third Amendment effective September 7, 2018.	S-1	333-231759	10.14	May 24, 2019

10.14A†	Fourth Amendment to the Exclusive License Agreement, between The Regents of the University of California and TheRas, Inc., dated December 16, 2019	—	—	—	Filed herewith

10.15†	Collaboration and License Agreement, between Navire Pharma, Inc. (formerly known as PTP Pharmaceuticals, Inc.) and the Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center, dated March 3, 2017, as amended by Amendment No. 1 dated July 10, 2017.	S-1	333-231759	10.15	May 24, 2019

10.16†	Exclusive Patent License Agreement, between The Frederick National Laboratory for Cancer Research, operated by Leidos Biomedical Research, Inc., under sponsorship from the National Cancer Institute, and TheRas, Inc., dated December 14, 2018.	S-1	333-231759	10.16	May 24, 2019

10.17†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.18	Second Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital Inc., dated as of May 17, 2019.	S-1	333-231759	10.18	May 24, 2019

10.19	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.20	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.21	Offer Letter, between Eidos Therapeutics, Inc. and Uma Sinha, dated June 1, 2016, as amended on May 24, 2018.	S-1	333-231759	10.21	June 11, 2019

10.22	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.23	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.24	Offer Letter, between BridgeBio Services, Inc. and Michael Henderson, dated March 22, 2016, as amended on May 5, 2017.	S-1	333-231759	10.24	June 11, 2019

10.25	Offer Letter, between Eidos Therapeutics, Inc. and Cameron Turtle, dated June 13, 2018.	S-1	333-231759	10.26	June 11, 2019

10.26#	Offer Letter, between BridgeBio Pharma, Inc. and Brian Stolz, dated September 19, 2019	10-Q	000-38959	10.2	November 8, 2019

10.27#	Offer Letter, between and BridgeBio Services, Inc. and Yi Ching Yau, dated September 9, 2019.	10-Q	000-38959	10.3	November 8, 2019

10.28	Consulting Agreement, between Jennifer E. Cook and the Registrant, effective as of October 14, 2019.	—	—	—	Filed herewith

10.29	Loan and Security Agreement, by and between Eidos Therapeutics, Inc., Silicon Valley Bank and Hercules Capital, Inc., dated November 13, 2019.	8-K	000-38959	10.1	November 19, 2019

10.30	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.31	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.32†	License Agreement, by and between the Registrant and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019	10-Q	000-38959	10.1	November 8, 2019

10.33†	Collaboration Agreement, by and between BridgeBio Gene Therapy, LLC and Catalent Maryland, Inc., formerly Paragon Bioservices, Inc., dated December 31, 2019.	—	—	—	Filed herewith

10.34#	BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.1	November 20, 2019

10.35#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.2	November 20, 2019

10.36#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.3	November 20, 2019

10.37#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.4	November 20, 2019

10.38#	Offer Letter, between BridgeBio Pharma, Inc. and James C. Momtazee, dated February 23, 2020.	—	—	—	Filed herewith

10.39#	Director Compensation Policy	—	—	—	Filed herewith

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accountant Firm.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BridgeBio Pharma, Inc.

Date: March 2, 2020	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Kumar and Brian Stephenson, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Kumar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Neil Kumar, Ph.D.
/s/ Brian Stephenson	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Brian Stephenson, Ph.D., CFA
/s/ Yi Ching Yau	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Yi Ching Yau
/s/ Eric Aguiar	Director	March 2, 2020
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	March 2, 2020
Jennifer E. Cook

/s/ Ronald J. Daniels	Director	March 2, 2020
Ronald J. Daniels

/s/ Charles Homcy	Director	March 2, 2020
Charles Homcy, M.D.

/s/ James C. Momtazee	Director	March 2, 2020
James C. Momtazee

/s/ Ali J. Satvat	Director	March 2, 2020
Ali J. Satvat

/s/ Richard H. Scheller	Director	March 2, 2020
Richard H. Scheller, Ph.D.