Form 10-Q
period 2020-03-31
BridgeBio Pharma, Inc.
filed 2020-05-14
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020 the registrant had 121,369,992 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$757,049	$363,773
Short-term marketable securities	148,126	182,220
Prepaid expenses and other current assets	19,782	22,629
Total current assets	924,957	568,622
Property and equipment, net	15,755	5,625
Operating lease right-of-use assets, net	8,855	—
Long-term marketable securities	23,210	31,144
Other assets	17,022	26,288
Total assets	$989,799	$631,679
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,086	$8,852
Accrued compensation and benefits	5,647	13,317
Accrued research and development liabilities	29,522	20,896
Accrued professional services	3,145	2,222
LEO call option liability	3,539	4,078
Build-to-suit lease obligation	—	8,000
Operating lease liabilities, current portion	2,510	—
Other accrued liabilities	7,465	3,020
Total current liabilities	64,914	60,385
Term loans, noncurrent	92,416	91,791
2027 Notes	368,923	—
Operating lease liabilities, net of current portion	8,678	—
Other liabilities	2,797	3,527
Total liabilities	537,728	155,703
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	3,053	2,243
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 123,774,536 shares issued and 121,359,855 shares outstanding as of March 31, 2020, 123,658,287 shares issued and outstanding as of December 31, 2019	124	124
Treasury stock, at cost; 2,414,681 shares as of March 31, 2020	(75,000)	—
Additional paid-in capital	986,746	848,107
Accumulated other comprehensive income	726	254
Accumulated deficit	(531,881)	(440,031)
Total BridgeBio stockholders' equity	380,715	408,454
Noncontrolling interests	68,303	65,279
Total stockholders' equity	449,018	473,733
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$989,799	$631,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$68,225	$44,853
General and administrative	34,262	18,899
Total operating expenses	102,487	63,752
Loss from operations	(102,487)	(63,752)
Other income (expense), net:
Interest income	1,941	2,107
Interest expense	(4,010)	(1,671)
Share in net loss of an equity method investment	—	(4,599)
Other income (expense)	474	(1,521)
Total other income (expense), net	(1,595)	(5,684)
Net loss	(104,082)	(69,436)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	12,232	8,251
Net loss attributable to common stockholders of BridgeBio	$(91,850)	$(61,185)
Net loss per share, basic and diluted	$(0.78)	$(0.66)
Weighted-average shares used in computing net loss per share, basic and diluted (2)	117,803,438	92,330,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

The weighted-average shares used in computing net loss per share, basic and diluted for the three months ended March 31, 2019 were retroactively adjusted as a result of the 2019 Reorganization. See Note 13 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(104,082)	$(69,436)
Other comprehensive income:
Unrealized gain on available-for-sale securities	472	—
Comprehensive loss	(103,610)	(69,436)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	12,232	8,251
Comprehensive loss attributable to common stockholders of BridgeBio	$(91,378)	$(61,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (3)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interest	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interest	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	$3,053	121,359,855	$124	2,414,681	$(75,000)	$986,746	$726	$(531,881)	$380,715	$68,303	$449,018

	Three Months Ended March 31, 2019
	Redeemable					Total
	Convertible			Additional		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Paid-In	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balances as of December 31, 2018 (3)	$122	92,057,704	$92	$494,231	$(179,444)	$314,879	$62,361	$377,240
Issuance of shares under equity compensation plans	—	518,511	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,236	—	1,236	—	1,236
Repayment of nonrecourse notes	—	—	—	179	—	179	—	179
Issuance of noncontrolling interest	—	—	—	—	—	—	1,320	1,320
Transfers from (to) noncontrolling interest	870	—	—	(2,968)	—	(2,968)	2,098	(870)
Net loss	(790)	—	—	—	(61,185)	(61,185)	(7,461)	(68,646)
Balances as of March 31, 2019	$202	92,576,215	$92	$492,678	$(240,629)	$252,141	$58,318	$310,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

The consolidated balances as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements as of that date. The consolidated balances as of December 31, 2018 were retroactively adjusted, including shares and per share amounts, as a result of the 2019 Reorganization. See Note 13 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
Operating activities:	2020	2019
Net loss	$(104,082)	$(69,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,222	2,232
Share in net loss of equity method investments	—	4,599
Accretion of 2027 Notes and term loans	1,761	354
Acquired in-process research and development assets	—	2,000
LEO call option expense (income)	(539)	1,514
Other noncash adjustments	1,034	339
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,846	(309)
Other assets	(734)	(1,852)
Accounts payable	4,234	(1,952)
Accrued compensation and benefits	(7,670)	(432)
Accrued research and development liabilities	8,626	1,710
Accrued professional services	923	1,370
Operating lease liabilities	(556)	—
Other accrued and other liabilities	15	723
Net cash used in operating activities	(83,920)	(59,140)
Investing activities
Maturities of marketable securities	42,500	—
Cash paid for in-process research and development assets acquired	—	(2,000)
Purchases of property and equipment	(4,477)	(427)
Net cash provided by (used in) investing activities	38,023	(2,427)
Financing activities
Proceeds from issuance of 2027 Notes	550,000	—
Issuance costs and discounts associated with issuance of 2027 Notes	(12,375)	—
Purchase of capped calls	(49,280)	—
Repurchase of common stock	(75,000)	—
Proceeds from repayment of nonrecourse notes	—	179
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	24,094	—
Proceeds from issuance of redeemable convertible noncontrolling interests to third-party investors	1,000	—
MyoKardia distributions	—	(997)
Payment of deferred offering costs	—	(936)
Proceeds from stock option exercises, net of repurchases	734	103
Net cash provided by (used in) financing activities	439,173	(1,651)
Net increase (decrease) in cash, cash equivalents and restricted cash	393,276	(63,218)
Cash, cash equivalents and restricted cash at beginning of period	364,197	436,245
Cash, cash equivalents and restricted cash at end of period	$757,473	$373,027
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,054	$1,176
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Issuance costs associated with issuance of 2027 Notes included in other accrued and other liabilities	$664	$—
Recognition of property and equipment previously classified in other assets	$10,000	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$9,395	$—
Transfers from (to) noncontrolling interest (Note 6)	$11,601	$(2,968)

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

On July 1, 2019, BridgeBio completed the 2019 Reorganization and closed the Initial Public Offering (“IPO”) of its common stock (see Note 13). Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, “us”). Our condensed consolidated financial statements include the accounts of our majority-owned affiliate, Eidos Therapeutics, Inc. (“Eidos”), which completed an IPO in June 2018. BridgeBio is headquartered in Palo Alto, California.

The results of operations and cash flows prior to the IPO closing on July 1, 2019 relate to BridgeBio Pharma LLC (“BBP LLC”), its subsidiaries and controlled entities. Subsequent to the IPO closing, the information relates to BridgeBio, its subsidiaries and controlled entities. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted, where applicable, for the comparable periods presented to give effect to the exchange ratio applied in connection with the 2019 Reorganization.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly owned subsidiaries and controlled entities, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of SEC regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim periods.

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited.

Variable Interest Entities and Voting Interest Entities

BridgeBio consolidates those entities in which it has a direct or indirect controlling financial interest based on either the VIE model or the Voting Interest Entity (“VOE”) model.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We have either created or made investments in entities that are either wholly or partially-owned subsidiaries and VIEs. The following are the VIEs as of March 31, 2020 and December 31, 2019:

Variable Interest Entities	Relationship as of March 31, 2020	Date Control First Acquired	Ownership % as of March 31, 2020	Ownership % as of December 31, 2019
			(unaudited)
Fortify Therapeutics, Inc. (“Fortify”)	Controlled VIE	June 2018	99.7%	99.7%
Calcilytix Therapeutics, Inc. (“Calcilytix”)	Controlled VIE	December 2018	98.9%	98.9%
Audition Therapeutics, Inc. (“Audition”)	Controlled VIE	May 2019	64.5%	64.5%
Molecular Skin Therapeutics, Inc. (“MOST”)	Controlled VIE	July 2016	64.1%	64.8%
TheRas, Inc. (“Theras”)	Controlled VIE	August 2016	99.6%	99.6%
Quartz Therapeutics, Inc. (“Quartz”)	Controlled VIE	October 2016	89.0%	89.0%
PellePharm, Inc. (“PellePharm”)(1)	VIE	December 2016	43.3%	43.3%
Navire Pharma, Inc. (“Navire”)	Controlled VIE	February 2017	78.1%	78.6%
CoA Therapeutics, Inc. (“CoA”)	Controlled VIE	February 2017	98.8%	99.5%
Dermecular Therapeutics, Inc. (“Dermecular”)	Controlled VIE	April 2017	87.6%	87.6%
Phoenix Tissue Repair, Inc. (“PTR”)	Controlled VIE	July 2017	65.3%	65.5%
QED Therapeutics, Inc. (“QED”)	Controlled VIE	January 2018	98.0%	97.8%
Adrenas Therapeutics, Inc. (“Adrenas”)	Controlled VIE	January 2018	90.7%	90.1%
Orfan Biotech, Inc. (“Orfan”)	Controlled VIE	January 2018	91.7%	91.7%
Ferro Therapeutics, Inc. (“Ferro”)	Controlled VIE	March 2018	90.6%	90.9%
Origin Biosciences, Inc. (“Origin”)	Controlled VIE	April 2018	99.7%	99.6%
Venthera, Inc. (“Venthera”)	Controlled VIE	April 2018	86.9%	83.2%
Aspa Therapeutics, Inc. (“Aspa”)	Controlled VIE	June 2018	93.0%	91.0%
ML Bio Solutions, Inc. (“ML Bio”)	Controlled VIE	July 2019	63.3%	50.6%
Shift Therapeutics, Inc. (“Shift”) (2)	Controlled VIE	January 2019	83.1%	—

(1)

Subsequent to the execution of a series of agreements (the “LEO Agreement”) with LEO Pharma A/S and LEO Spiny Merger Sub, Inc. (“LEO”) in November 2018, BridgeBio determined that it is no longer the primary beneficiary of PellePharm and deconsolidated PellePharm. Refer to Note 8.

(2)	Shift had no shares issued and outstanding from the date of incorporation through December 31, 2019.

Not included in the above list is Eidos, which is a partially-owned subsidiary that we consolidate under the VOE model.

Risks and Uncertainties

In light of recent developments relating to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we are experiencing delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally expect to experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and overall impact is currently unknown.

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

  Our restricted cash balance relates to cash and cash equivalents that we have pledged as collateral under certain lease agreements and letters of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
	(in thousands)
Cash and cash equivalents	$757,049	$373,027
Restricted cash	424	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$757,473	$373,027

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, fair value of the liability component of our 2.50% convertible senior notes due 2027 (the “2027 Notes”, see Note 9), the fair value of the LEO Call Option liability (see Note 7), the present value of lease payments of our leases on lease commencement date, the valuation of our stock-based awards, accruals for certain employees’ performance-based milestones, accruals for research and development activities, accruals for contingent milestone payments in our license agreements and income tax uncertainties. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Capped Call Transactions

In March 2020, in connection with the issuance of the 2027 Notes (see Note 9), BridgeBio entered into Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the 2027 Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted 2027 Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 9). The capped calls meet the conditions outlined in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the condensed consolidated balance sheet as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the 2027 Notes issued in March 2020 was deemed to relate to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt. The 2027 Notes are more fully described in Note 9.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Treasury Stock

Repurchased treasury stock is recorded at cost, including any commissions and fees.

Leases

Our lease portfolio as of January 1, 2020 and March 31, 2020 includes leases for our headquarters, office spaces and laboratory facility. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of March 31, 2020, we have not recorded any finance leases.

Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets are adjusted for incentives expected to be received. On the lease commencement date, we estimate and include in our lease payments any lease incentive amounts based on future events when (1) the events are within our control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, we recognize the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

Right-of-use assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. We recognize variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock units and awards, shares issuable under the employee stock purchase plan and assumed conversion of our 2027 Notes. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

No adjustment for cumulative returns on BBP LLC’s redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share, since such units were retroactively adjusted as if the 2019 Reorganization occurred at the beginning of the earliest period to be presented in our financial statements. See Note 13 to for additional details.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As described in “Recently Adopted Accounting Pronouncements” below, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

Recently Adopted Accounting Pronouncements

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, issued in November 2019, delayed the effective date of Topic 842 for companies like us to January 1, 2021 but early adoption is still permitted.

Effective January 1, 2020, we adopted ASC 842 using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2020 in accordance with ASC 840. As part of the ASC 842 adoption, we elected certain practical expedients outlined in the guidance. We have also chosen to apply the package of practical expedients for existing leases, which provides relief from reassessing: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) whether initial direct costs can be capitalized. Upon transition, we also elected to use hindsight with respect to determining the lease term and in assessing any impairment of right-of-use assets for existing leases. We have also made some accounting policy elections for post-transition to: (i) account for leases at the portfolio level, where applicable, (ii) allow us not to separate nonlease components from lease components, and instead to account for those as a single lease component for the asset class of operating lease right-of-use real estate assets, and (iii) elect not to recognize a right-of-use asset and a lease liability for all of our leases with a term of 12 months or less (“short-term leases”).

The adjustments due to the adoption of ASC 842 primarily related to the recognition of right-of-use assets of $9.2 million and lease liabilities of $11.5 million at January 1, 2020 for our operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. The right-of-use assets were determined based on the value of the lease liabilities, adjusted for the deferred rent balances of approximately $2.3 million. Upon adoption of ASC 842, we also (i) derecognized the build-to-suit lease asset of $10.0 million previously presented in other assets as of December 31, 2019, and recognized a construction-in-progress asset for the same amount, and (ii) derecognized the build-to-suit lease liability of $8.0 million as of December 31, 2019 and recognized a liability presented in other accrued liabilities (see Note 11). The adoption did not have a material impact on our accumulated deficit and on our condensed consolidated statements of operations and cash flows.

ASU 2016-13 Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2019 for public entities. Early adoption is permitted. The delay in effective date for certain entities of ASU 2016-13 by the issuance of ASU 2019-10 in November 2019 does not apply to filers with the Securities and Exchange Commission that are not smaller reporting companies. The adoption of this guidance did not materially impact our condensed consolidated financial statements.

ASU 2018-13 Fair Value Measurement – Disclosure Framework (Topic 820). In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance did not significantly impact our financial statement disclosures.

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 effective January 1, 2020 and the adoption did not materially impact our financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 amends ASU 2016-01, which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2020-01 to have a material impact on our condensed consolidated financial statements.

3.	Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$670,915	$670,915	$—	$—
Short-term marketable securities:
U.S. treasury notes	45,625	—	45,625	—
Commercial paper	23,336	—	23,336	—
Corporate debt securities	79,165	—	79,165	—
Total short-term marketable securities	148,126	—	148,126	—
Long-term marketable securities:
U.S. treasury notes	15,503	—	15,503	—
Corporate debt securities	7,707	—	7,707	—
Total long-term marketable securities	23,210	—	23,210	—
Total cash equivalents and marketable securities	$842,251	$670,915	$171,336	$—
Liabilities:
LEO call option liability	$3,539	$—	$—	$3,539
Embedded derivative	1,103	—	—	1,103
Total financial liabilities	$4,642	$—	$—	$4,642

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$248,736	$248,736	$—	$—
Repurchase agreements	59,000	59,000	—	—
Total cash equivalents	307,736	307,736	—	—
Short-term marketable securities:
U.S. treasury notes	45,280	—	45,280	—
Commercial paper	65,626	—	65,626	—
Corporate debt securities	71,314	—	71,314	—
Total short-term marketable securities	182,220	—	182,220	—
Long-term marketable securities:
U.S. treasury notes	15,307	—	15,307	—
Corporate debt securities	15,837	—	15,837	—
Total long-term marketable securities	31,144	—	31,144	—
Total cash equivalents and marketable securities	$521,100	$307,736	$213,364	$—
Liabilities:
LEO call option liability	$4,078	$—	$—	$4,078
Embedded derivative	1,165	—	—	1,165
Total financial liabilities	$5,243	$—	$—	$5,243

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

LEO Call Option Liability

The valuation of the LEO Call Option (see Note 7) contains unobservable inputs that reflect our own assumptions for which there is little, if any, market activity at the measurement date. Accordingly, the LEO Call Option liability is remeasured to fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs.

We estimated the fair value of the LEO Call Option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

	March 31,	December 31,
	2020	2019
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	0.2%-14.9%	1.6%-13.1%
Expected term (in years)	0.67-5.25	0.67-5.25
Expected volatility	70.0%-80.0%	60.0%-68.0%
Risk-free interest rate	2.01%-2.24%	2.34%-2.46%
Dividend yield	—	—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth a summary of the change in the estimated fair value of the LEO Call Option:

Total
(in thousands)
Balance as of December 31, 2019	$4,078
Change in fair value upon remeasurement recognized as other income	(539)
Balance as of March 31, 2020	$3,539

Eidos Embedded Derivative Liability in Loan Agreement

For the SVB and Hercules Loan entered in November 2019 (see Note 9), Eidos determined that the requirement to pay a fee (“Success Fee”) upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event.

2027 Notes

The fair value of the 2027 Notes (see Note 9), which differs from its carrying value is determined by prices for the 2027 Notes observed in market trading. The market for trading of the 2027 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 input. As of March 31, 2020, the estimated fair value of the 2027 Notes, which has an aggregate face value of $550.0 million, was $502.2 million based on the market price on the last trading day for the period.

Term Loans

The fair value of our outstanding term loans (see Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loans approximates the carrying amount, as the term loan bears a floating rate that approximates the market interest rate.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Cash Equivalents and Marketable Securities

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$670,915	$—	$—	$670,915
Short-term marketable securities:
U.S. treasury notes	45,155	470	—	45,625
Commercial paper	23,336	—	—	23,336
Corporate debt securities	79,226	5	(66)	79,165
Total short-term marketable securities	147,717	475	(66)	148,126
Long-term marketable securities:
U.S. treasury notes	15,204	299	—	15,503
Corporate debt securities	7,689	18	—	7,707
Total long-term marketable securities	22,893	317	—	23,210
Total cash equivalents and marketable securities	$841,525	$792	$(66)	$842,251

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$248,736	$—	$—	$248,736
Repurchase agreements	59,000	—	—	59,000
Total cash equivalents	307,736	—	—	307,736
Short-term marketable securities:
U.S. treasury notes	45,224	56	—	45,280
Commercial paper	65,626	—	—	65,626
Corporate debt securities	71,231	83	—	71,314
Total short-term marketable securities	182,081	139	—	182,220
Long-term marketable securities:
U.S. treasury notes	15,248	59	—	15,307
Corporate debt securities	15,781	56	—	15,837
Total long-term marketable securities	31,029	115	—	31,144
Total cash equivalents and marketable securities	$520,846	$254	$—	$521,100

  There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2020, our short-term and long-term marketable securities have average contractual maturities of approximately seven months and 14 months, respectively. As of March 31, 2020, we do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Variable Interest Entities and Voting Interest Model

The entities consolidated by BridgeBio are comprised of wholly-owned subsidiaries and partially-owned entities consolidated under the VOE model and VIEs for which BridgeBio is the primary beneficiary under the VIE model. The results of operations of the consolidated entities are included within the BridgeBio condensed consolidated financial statements for the periods presented.

Upon the 2019 Reorganization, BBP LLC became a wholly-owned subsidiary of BridgeBio through the series of transactions described in Note 13. At that time, the consolidation assessment was updated on behalf of BridgeBio with no changes in the BridgeBio group composition, other than the merger of BBP LLC and Merger Sub LLC as a result of the 2019 Reorganization.

As of March 31, 2020 and December 31, 2019, there were no significant restrictions on the VIE assets or liabilities except for the cash held by our VIEs presented below, which are generally restricted for use by the respective VIEs. For VIEs, BridgeBio calculates the maximum exposure to loss to be equal to the amount invested in the equity of the VIE and the amount of outstanding convertible notes.

Included within Note 2 is a list of partially-owned entities that were determined to be under BridgeBio’s control under the VIE model as of March 31, 2020 and December 31, 2019, with the exception of PellePharm as discussed in Note 7. At each reporting period, we reassess whether we have a majority voting interest for entities consolidated under the VOE model and whether we remain the primary beneficiary of the VIEs consolidated under the VIE model.

Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through March 31, 2020, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model during all periods presented.

In May 2019, BridgeBio purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, BridgeBio purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. In September 2019, Eidos issued 556,173 shares of Eidos common stock to a third-party.

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof (the “2019 Sales Agreement”). Eidos will pay to the applicable Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos had issued 385,613 shares under this offering and received $23.9 million of net proceeds through December 31, 2019. Eidos has issued 448,755 shares under this offering and received $24.1 million of net proceeds for the three months ended March 31, 2020.

 Consolidated VIEs

The entities identified as a “Controlled VIE” in Note 2 are VIEs for which BridgeBio was determined to be the primary beneficiary as of March 31, 2020. BridgeBio also had a majority ownership interest in these entities as of March 31, 2020 and December 31, 2019.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2020, BridgeBio made investments in QED of $20.0 million, Calcilytix of $13.0 million, Adrenas of $10.0 million, ASPA of $10.0 million, ML Bio of $6.5 million,  Origin of $6.0 million,   Venthera of $4.0 million,   Fortify of $2.5 million,   Navire of $1.9 million  and Shift of $0.5 million  in exchange for shares of redeemable convertible preferred stock of the respective entities. Based on the above noted equity financing transactions, BridgeBio concluded that there was no change in the consolidation conclusions during the period ended March 31, 2020.

The following table provides the assets and liabilities for all consolidated VIEs as of March 31, 2020:

	Adrenas	Aspa	ML Bio	QED	Calcilytix	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$8,238	$8,704	$13,369	$29,506	$13,714	$31,761	$105,292
Prepaid expenses and other current assets	1,072	562	32	5,843	138	4,757	12,404
Total current assets	9,310	9,266	13,401	35,349	13,852	36,518	117,696
Property and equipment, net	3,397	10,256	93	252	6	237	14,241
Operating lease right-of-use assets	1,821	—	—	1,435	—	431	3,687
Other assets	—	—	—	11,629	278	424	12,331
Total assets	$14,528	$19,522	$13,494	$48,665	$14,136	$37,610	$147,955
Liabilities:
Current liabilities:
Accounts payable	$445	$239	$588	$2,901	$104	$2,767	$7,044
Accrued compensation and benefits	270	82	75	1,120	364	1,649	3,560
Accrued research and development liabilities	844	638	89	14,653	847	6,725	23,796
Accrued professional services	278	130	24	602	4	861	1,899
Operating lease liabilities, current portion	269	—	—	1,061	—	126	1,456
Other accrued liabilities	128	4,038	2	193	7	517	4,885
Total current liabilities	2,234	5,127	778	20,530	1,326	12,645	42,640
Operating lease liabilities, net of current portion	2,629	—	—	476	—	323	3,428
Other liabilities	—	—	—	—	—	24	24
Total liabilities	$4,863	$5,127	$778	$21,006	$1,326	$12,992	$46,092

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

VIEs included in the “All Other” category of the above tables are not significant individually for separate presentation as of the respective dates presented. Going forward, BridgeBio may not provide any further investment in certain of these VIEs.

6.	Noncontrolling Interests

As of March 31, 2020 and December 31, 2019, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interest to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. During the three months ended March 31, 2020 and 2019, such adjustments in the aggregate amounts of $11.6 million and $(3.0) million , respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interest” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a rollforward of the redeemable convertible noncontrolling interests balance for the three months ended March 31, 2020:

	Orfan	QED	ML Bio	Shift	Total
	(in thousands)
Balance as of December 31, 2019	$74	$612	$1,557	$—	$2,243
Issuance of redeemable convertible noncontrolling interest	—	—	1,000	102	1,102
Net loss attributable to redeemable convertible noncontrolling interest	(16)	(468)	(338)	(44)	(866)
Transfers to redeemable convertible noncontrolling interest	—	316	258	—	574
Balance as of March 31, 2020	$58	$460	$2,477	$58	$3,053

The following table provides a rollforward of the noncontrolling interests balance for the three months ended March 31, 2020:

	Adrenas	Aspa	Eidos	PTR	Venthera	All Other	Total
	(in thousands)
Balance as of December 31, 2019	$696	$250	$59,722	$1,298	$140	$3,173	$65,279
Issuance of noncontrolling interest	6	9	26,248	1	16	285	26,565
Transfers to (from) noncontrolling interest	883	649	(15,329)	4	513	1,105	(12,175)
Net loss attributable to noncontrolling interest	(316)	(195)	(8,078)	(1,238)	(324)	(1,215)	(11,366)
Balance as of March 31, 2020	$1,269	$713	$62,563	$65	$345	$3,348	$68,303

7.	PellePharm Investment

PellePharm is a clinical-stage biopharmaceutical company developing BBP-009, a topical gel formulation of patidegib, a hedgehog inhibitor, for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma. In July 2015, BridgeBio made an initial investment of $4.5 million in PellePharm and in a series of transactions through December 2016, BridgeBio increased its ownership interest to greater than 50%. BridgeBio determined that its initial investment in PellePharm represented a variable interest, but that BridgeBio was not the primary beneficiary until December 2016.

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO was granted an exclusive, irrevocable option to acquire PellePharm. The LEO Call Option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO Call Option as a current liability in our condensed consolidated financial statements because BridgeBio is obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option is exercised. We remeasure the LEO Call Option to fair value at each subsequent balance sheet date until the LEO Call Option is either exercised or expires.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Subsequent to the deconsolidation of PellePharm, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Subsequent to the adoption of ASU No. 2016-01, we accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of each of March 31, 2020 and December 31, 2019, the aggregate carrying amount of our investments in PellePharm was zero   . After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. There have been no impairments related to our PellePharm investment.

8.	Commitments and Contingencies

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash, equity, or either cash or equity at our sole election, upon achievement of each contingent milestone. As of March 31, 2020, the potential milestone compensation amount under these arrangements is up to $23.6 million. Under these arrangements, there was no compensation expense recognized or liability recorded as of and for the period ended March 31, 2020 because the performance milestones are not considered probable of achievement.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2020 and December 31, 2019, there were no amounts accrued related to termination charges.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and have not accrued any liabilities in the condensed consolidated financial statements as a result of these provisions.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Debt

2027 Notes

On March 9, 2020, BridgeBio issued an aggregate principal amount of $550.0 million of its 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), pursuant to an Indenture dated March 9, 2020 (the “Indenture”), between BridgeBio and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers (the “Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2027 Notes issued in the Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers (the “Initial Purchasers”) resulting from the exercise in full of their option to purchase additional 2027 Notes.

The 2027 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon maturity, the 2027 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at BridgeBio’s election.

BridgeBio received net proceeds from the Note Offering of approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. BridgeBio used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions described below, and approximately $75.0 million to pay for the repurchase of shares of its common stock described below. BridgeBio intends to use the remainder of the net proceeds from the Note Offering for working capital and other general corporate purposes, including for its commercial organization and launch preparations. BridgeBio may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 in multiples of $1,000 only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or,

•	Upon the occurrence of specified corporate events.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). The conversion rate is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, BridgeBio will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

BridgeBio may not redeem the 2027 Notes prior to the maturity date, and no sinking fund is provided for the 2027 Notes. If BridgeBio undergoes a fundamental change (as defined in the Indenture), holders may require BridgeBio to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2027 Notes are BridgeBio’s general unsecured obligations and rank senior in right of payment to all of BridgeBio’s indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment with all of BridgeBio’s liabilities that are not so subordinated; effectively junior to any of BridgeBio’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of BridgeBio’s subsidiaries.

In accounting for the issuance of the 2027 Notes, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to BridgeBio’s ability to settle the 2027 Notes in cash, its common stock, or a combination of cash and common stock at BridgeBio’s option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected BridgeBio’s non-convertible debt borrowing rate for similar debt. The equity component of the 2027 Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2027 Notes and the fair value of the liability of the 2027 Notes on the date of issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The outstanding 2027 Notes balances consisted of the following:

March 31, 2020
(in thousands)
Liability component
Principal	$550,000
Unamortized debt discount	(172,202)
Unamortized debt issuance costs	(8,875)
Net carrying amount	$368,923
Equity component, net of issuance costs	$169,173

In connection with the issuance of the 2027 Notes, BridgeBio incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and is amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2027 Notes for the period from the date of issuance through March 31, 2020 was 8.8%.

The following table sets forth the total interest expense recognized related to the 2027 Notes from the date of issuance through March 31, 2020:

Amount
(in thousands)
Contractual interest expense	$879
Amortization of debt discount	1,079
Amortization of debt issuance costs	56
Total interest and amortization expense	$2,014

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future minimum payments under the 2027 Notes as of March 31, 2020, are as follows:

Amount
(in thousands)
Remainder of 2020	$7,295
Year ending December 31:
2021	13,941
2022	13,941
2023	13,941
2024	13,979
Thereafter	584,795
Total future payments	647,892
Less amounts representing interest	(97,892)
Total principal amount	$550,000

Capped Call and Share Repurchase Transactions with Respect to the 2027 Notes

On March 4, 2020, concurrently with the pricing of the 2027 Notes, BridgeBio entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). BridgeBio used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of 2027 Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $62.12 (which represents a premium of 100% over the last reported sale price of BridgeBio’s common stock on March 4, 2020) and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Calls cover 12,878,305 shares of our common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of common stock that initially underlie the 2027 Notes. The Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by BridgeBio with the Capped Call Counterparties, and are not part of the terms of the 2027 Notes.

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $49.3 million during the three months ended March 31, 2020 related to the premium payments for the Capped Call Transactions.

Additionally, BridgeBio used approximately $75.0 million of the net proceeds from the Note Offering to repurchase 2,414,681 shares of its common stock concurrently with the closing of the Note Offering from certain of the Initial Purchasers in privately negotiated transactions. The agreed to purchase price per share of common stock in the Repurchases is equal to $31.06, which was the last reported sale price per share of BridgeBio’s common stock on the Nasdaq Global Select Market on March 4, 2020. The shares repurchased are recorded as treasury stock.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Hercules Term Loan. BridgeBio received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021 (the “Modified Amortization Date”) and the entire facility received a maturity date of January 1, 2023 (the “Modified Maturity Date”). The outstanding balance of the Hercules Term Loan is to be repaid by BridgeBio monthly beginning on the Modified Amortization Date and extending through the Modified Maturity Date.

The interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of March 31, 2020 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of March 31, 2020), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of March 31, 2020), payable monthly.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

During the three months ended March 31, 2020 and 2019, we recognized interest expense related to the Hercules Term Loan of $1.5 million and $1.7 million, respectively, of which $0.4 million and $0.4 million, respectively, relate to amortization of debt discount and issuance costs.

On April 27, 2020, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) to amend the existing Loan and Security Agreement, as amended from time to time.

The Amended Hercules Term Loan, among other things,

(1)

extends the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date” which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extends the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)	provides for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75%,
(4)	provides for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60%,
(5)	provides for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85%, and
(6)

provides for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon the achievement of a clinical data milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of March 31, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

As of March 31, 2020, the net carrying value of the Tranche A loan is $16.3 million. As of March 31, 2020, there are unamortized debt discounts of $2.2 million. Eidos recorded interest expense and amortization of the debt discount in the amount of $0.5 million on the Tranche A loan for the three months ended March 31, 2020.

10.License Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. During the three months ended March 31, 2020 and 2019, Eidos recognized research and development expenses of $0 and $0.2 million, respectively, in connection with this agreement.

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). During the three months ended March 31, 2020 and 2019, TheRas did not recognize research and development expenses in connection with this agreement.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the three months ended March 31, 2020 and 2019, TheRas recognized research and development expenses of $0.9 million and $0.2 million, respectively, in connection with the Leidos Agreements.

Foundation Medicine Diagnostics Agreement

In November 2018, QED and Foundation Medicine, Inc. entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. During the three months ended March 31, 2020 and 2019, QED recognized research and development expenses of $1.8 million and $0, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Leases

Operating Leases

We have operating lease for our corporate headquarters, office spaces and a laboratory facility with a weighted average remaining lease term of approximately 6.1 years. Certain leases include renewal option at our discretion and we include the extension options when we determine the lease term for our operating leases, if we are reasonably certain that the extension option would be exercised. The lease liabilities were measured using a weighted average discount rate of 6.2% based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.7 million for the three months ended March 31, 2020. The components of lease cost for the three months ended March 31, 2020 are as follows:

Amount
(in thousands)
Straight line lease cost	$694
Variable lease payments	159
Total lease cost	$853

As of March 31, 2020, future minimum lease payments for our noncancelable operating leases under ASC 842 are as follows:

Amount
(in thousands)
Remainder of 2020	$2,340
Year ending December 31:
2021	2,724
2022	1,902
2023	1,485
2024	1,224
Thereafter	3,798
Total future minimum lease payments	13,473
Imputed interest	(2,285)
Total	$11,188

Reported as of March 31, 2020
Operating lease liabilities, current portion	$2,510
Operating lease liabilities, net of current portion	8,678
Total operating lease liabilities	$11,188

As of December 31, 2019, future minimum lease payments for our noncancelable operating leases under ASC 840 were as follows:

Amount
(in thousands)
Year Ending December 31:
2020	$2,811
2021	2,515
2022	1,812
2023	1,485
2024	1,272
Thereafter	1,816
Total future minimum lease payments	$11,711

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Manufacturing Agreement

In December 2019, we entered into a manufacturing agreement to secure clinical and commercial scale manufacturing capacity for the manufacture of batches of active pharmaceutical ingredients for product candidates of certain subsidiaries of BridgeBio. Unless terminated as allowed within the manufacturing agreement, the agreement will expire five years from when qualified operations begin. Under the terms of the agreement, we are assigned a dedicated manufacturing suite for certain months in each calendar year for a one-time fee of $10.0 million, which will be applied to the buildout, commissioning, qualification, validation, equipping and exclusive use of the dedicated manufacturing suite.

Prior to the adoption of ASC 842, we were deemed to be the owner, for accounting purposes, during the construction phase of the dedicated manufacturing suite because of our exposure to substantially all of the construction period risks and our other commitments under the arrangement. As of December 31, 2019, we recorded the $10.0 million one-time fee as a non-current asset and the remaining build-to-suit lease liability of $8.0 million within our consolidated balance sheets.

As of January 1, 2020, upon adoption of ASC 842, we derecognized the build-to-suit lease asset of $10.0 million as we do not control the dedicated manufacturing suite during the construction phase. Under the new lease guidance, we recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction phase of the dedicated manufacturing suite is expected to be completed later in 2020. The remaining $4.0 million payable related to the dedicated manufacturing suite is recorded as other current liabilities as of March 31, 2020.

12.	Related Party Transactions

 Reimbursements from an equity method investee

During the three months ended March 31, 2020, we received reimbursements for research and development expenses amounting to $2.8 million from one of our equity method investees in connection with a license and exclusivity agreement entered into with the same investee.

Services to PellePharm

During the three months ended March 31, 2020 and 2019, we provided nominal services to PellePharm.

13.	2019 Reorganization and Initial Public Offering

On June 13, 2019, BridgeBio formed BridgeBio Pharma Merger Sub LLC (“Merger Sub LLC”), a Delaware limited liability company and direct wholly-owned subsidiary. The 2019 Reorganization was executed on July 1, 2019, immediately prior to completion of the IPO of the BridgeBio’s common stock. As part of the 2019 Reorganization, the existing ownership interest in BBP LLC held by all BBP LLC unitholders was transferred to Merger Sub LLC, and all outstanding units of BBP LLC were cancelled and exchanged for shares of common stock of BridgeBio. Merger Sub LLC was then merged with and into BBP LLC, the surviving entity, which became a wholly-owned subsidiary of BridgeBio. Subsequent to the 2019 Reorganization, as the sole managing member, BridgeBio operates and controls all of BBP LLC’s businesses and affairs.

Included in the exchange were the unvested outstanding management incentive units and common units of BBP LLC that were converted to 6,819,455 shares of BridgeBio’s unvested restricted stock, subject to the same time-based vesting conditions as the original management incentive units and common units terms and conditions. At the conclusion of the 2019 Reorganization, BridgeBio became the reporting entity.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2019 Reorganization was accounted for as a reverse acquisition and recapitalization for financial reporting purposes. The assets and liabilities of BridgeBio, the legal acquirer, were nominal and there were no material pre-combination activities. Therefore, BBP LLC, the legal acquiree, was determined to be the accounting acquirer. Accordingly, the historical financial statements of BBP LLC became BridgeBio’s historical financial statements, including the comparative prior periods. All share and per share amounts in these condensed consolidated financial statements and related notes had been retroactively adjusted, where applicable, for all periods presented. The shares of BridgeBio’s common stock for periods prior to July 1, 2019 represent the outstanding BBP LLC units recalculated to give effect to the exchange ratio applied in connection with the 2019 Reorganization.

All BBP LLC units that were previously reported as temporary equity and were converted to common stock of BridgeBio upon the completion of the 2019 Reorganization have been reclassified to equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in our financial statements. The following provides the reconciliation of previously reported amounts as of March 31, 2019:

	March 31, 2019
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$479,044	$(479,044)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,645	(1,645)	—
Management incentive units	4,431	(4,431)	—
Redeemable convertible noncontrolling interests	202	—	202
Stockholders' equity (Members’ deficit):
Undesignated preferred stock	—	—	—
Common stock	—	92	92
Additional paid-in capital	—	492,678	492,678
Accumulated deficit	(234,733)	(5,896)	(240,629)
Total BridgeBio stockholders' equity (Members' deficit)	(234,733)	486,874	252,141
Noncontrolling interests	58,318	—	58,318
Total stockholders' equity (Members' deficit)	$(176,415)	$486,874	$310,459

On July 1, 2019, BridgeBio closed the IPO of its common stock. As part of the IPO, BridgeBio issued and sold 23,575,000 shares of its common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. BridgeBio received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

14.	Equity-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$603	$915	$122	$1,640
General and administrative	7,460	1,012	110	8,582
Total stock-based compensation	$8,063	$1,927	$232	$10,222

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$—	$452	$17	$469
General and administrative	1,236	512	15	1,763
Total stock-based compensation	$1,236	$964	$32	$2,232

Equity-Based Awards of BridgeBio

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

On November 13, 2019, we adopted the 2019 Inducement Equity Plan (the “2019 Inducement Plan”). The 2019 Inducement Plan provides for the grant of stock-based awards to induce highly-qualified prospective officers and employees who are not currently employed by BridgeBio or its Subsidiaries to accept employment and to provide them with a proprietary interest in BridgeBio, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards.

The following table summarizes our share activity under the 2019 Plan and the 2019 Inducement Plans (the “Plans”):

	2019 Plan	2019 Inducement Plan
Balance as of December 31, 2019	53,067	489,064
Authorized	6,182,914	—
Granted — Stock options	(116,481)	(102,173)
Granted — Restricted stock units	—	(19,908)
Granted — Common stock	(8,491)	—
Granted — Market-based restricted stock units	—	(2,380)
Granted — Performance-based restricted stock units	—	(3,843)
Cancelled — Stock options	1,249	—
Cancelled — Restricted stock units	15,566	—
Balance as of March 31, 2020	6,127,824	360,760

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2020:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,626,777	$20.10	9.6	$70,348
Granted	218,654	$34.66
Exercised	(31,121)	$17.00
Cancelled	(1,249)	$17.00
Outstanding as of March 31, 2020	4,813,061	$20.79	9.3	$45,171
Exercisable as of March 31, 2020	740,973	$18.24	9.3	$8,118

 The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at  the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2020 and December 31, 2019 is calculated based on the difference between the exercise price and the current fair value BridgeBio’s common stock.

During the three months ended March 31, 2020, we recognized stock-based compensation expense of $2.9 million related to stock options under the Plans. As of March 31, 2020, there was $32.2 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2020:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	362,163	$31.98
Granted	19,908	$34.49
Cancelled	(15,566)	$37.45
Balance at March 31, 2020	366,505	$31.89

During the three months ended March 31, 2020, we recognized stock-based compensation expense of $0.7 million related to shares of RSUs under the Plans. As of March 31, 2020, there was $10.8 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Awards (RSAs) of BridgeBio

As disclosed in Note 13, upon the 2019 Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of BridgeBio’s RSAs.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes our RSA activity under the Plans for the three months ended March 31, 2020:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	5,603,452	$3.63
Vested	(604,708)	$2.22
Balance at March 31, 2020	4,998,744	$3.79

During the three months ended March 31, 2020, we recognized stock-based compensation expense of  $3.0 million related to RSAs under the Plans. As of March 31, 2020, there was $21.8 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 3.4 years. The 4,998,744 and 5,603,452 unvested RSAs as of March 31, 2020 and December 31, 2019, respectively, are included as outstanding shares disclosed in the condensed consolidated balance sheet as the shares were actually issued but are subject to forfeiture per the terms of the awards.

Market-Based RSUs of BridgeBio

During the year ended December 31, 2019, the Board of Directors of BridgeBio (the “Board of Directors”) approved and granted market-based RSUs. One such market-based RSU award includes a market condition based on the Total Shareholders’ Return (“TSR”) of BridgeBio’s common stock as compared to the TSR of the Nasdaq Biotechnology Index and the vesting percentage of the award is calculated based on the three-year performance period from vesting commencement date. The other market-based RSU award includes a market condition based on BridgeBio’s market capitalization reaching $5.0 billion and vests immediately at 100% upon achievement of said market capitalization. The market-based RSUs require continuous employment.

The respective grant date fair values of these awards, which aggregate to $3.8 million for the year ended December 31, 2019, were determined using a Monte Carlo valuation model and are recognized as compensation expense over the implied service period of the awards.

The following table summarizes our market-based RSU activity under the Plans for the three months ended March 31, 2020:

	Unvested Shares of Market-based RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	129,871	$28.98
Granted	2,380	$34.81
Vested	(76,637)	$41.54
Balance at March 31, 2020	55,614	$11.92

For the three months ended March 31, 2020, we recognized $1.0 million stock-based compensation expense related to market-based RSU awards. As of March 31, 2020, there was $0.6 million of total unrecognized compensation cost related to market-based RSUs under the Plans.

Performance-Based RSUs of BridgeBio

During the three months ended March 31, 2020, the Board of Directors approved and granted 3,843 performance-based RSUs with weighted average grant date fair value of $34.81. There were no releases and cancellations of performance-based RSUs during the three months ended March 31, 2020. Recognized and unrecognized stock-based compensation expenses related to these awards were not material as of March 31, 2020.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2020, we recognized stock-based compensation expense of $0.1  million related to our ESPP. As of March 31, 2020, 3,172,865 shares were reserved for future issuance under the ESPP.

Valuations Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. For the three months ended March 31, 2020, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Three Months Ended March 31, 2020
	Stock Options	ESPP
Expected term (in years)	5.00-6.08	0.40
Expected volatility	36.3%-40.5%	32.5%
Risk-free interest rate	0.95%-1.50%	1.57%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$13.01	$10.34

Equity-Based Awards of BBP LLC

Up until the 2019 Reorganization, BBP LLC has historically issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). As described in Note 13, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the three months ended March 31, 2019, equity-based compensation from BBP LLC equity-based awards was    $1.2 million.

Equity Awards of Eidos

Eidos Common Stock

Eidos has reserved shares of common stock for issuance as follows:

	As of March 31,
	2020	2019
Options issued and outstanding	1,382,868	1,307,729
Options available for future grants	1,848,548	718,557
Eidos ESPP shares available for future grants	97,805	130,166
	3,329,221	2,156,452

Eidos stock options

The following table summarizes Eidos’s stock option activity for the three months ended March 31, 2020:

			Weighted-	Weighted-
			Average	Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price per	Contractual	Value
	Grant	Outstanding	Option	Life (years)	(in thousands)
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(93,798)	93,798	$51.57
Options exercised	—	(39,393)	$4.89
Options cancelled	7,292	(7,292)	$16.88
Outstanding—March 31, 2020	1,848,548	1,382,868	$19.60	8.63	$40,642
Options exercisable—March 31, 2020		285,005	$11.95	8.31	$10,557
Options vested and expected to vest— March 31, 2020		1,382,868	$19.60	8.63	$40,642

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Eidos Stock Options Valuation

The fair value of employee, non-employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Employee	Non- employee	Employee	Non- employee
Expected term (in years)	6.05	6.05	6.08	6.08
Expected volatility	71.4%	71.4%	72.9%	73.5%
Risk-free interest rate	1.15%	1.44%	2.60%	2.74%
Dividend yield	—	—	—	—

    Stock-based Compensation

As of March 31, 2020, there was $14.6 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements under the Eidos 2016 and 2018 Plans. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

15.	Income Taxes

BridgeBio is subject to U.S. federal and state income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. Prior to the tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the issuance of our 2027 Notes on March 9, 2020 (see Note 9), there was a basis difference in the face value of the 2027 Notes resulting in a net deferred tax liability of $1.4 million. This amount is included as part of Other liabilities in our condensed consolidated balance sheet as of March 31, 2020. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the condensed consolidated balance sheet. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. Our unrecognized gross tax benefits would not reduce the estimated annual effective tax rate if recognized because we have recorded a full valuation allowance on its deferred tax assets.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (the “CARES Act”) was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The provisions of the CARES Act did not have a material impact on our financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of March 31,
	2020	2019
Unvested RSAs	4,998,744	7,423,752
Unvested RSUs	366,505	—
Unvested market-based RSUs	55,614	—
Unvested performance-based RSUs	3,843	—
Common stock options issued and outstanding	4,813,061	—
Estimated shares issuable under the ESPP	14,866	—
Assumed conversion of 2027 Notes	12,878,305	—
	23,130,938	7,423,752

Our 2027 Notes issued in March 2020 are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The impact of the assumed conversion to diluted net income per share is computed using the treasury stock method.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

17.	Subsequent Events

2020 Stock and Equity Award Exchange Program

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Program”) which was an opportunity for eligible subsidiary employees and consultants to exchange their subsidiary equity (including common stock, vested, and unvested awards) for BridgeBio’s equity (including common stock, vested, and unvested awards) and/or milestone performance awards tied to the achievement of development and regulatory milestones. The Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. At the close of the tender offer, we expect to issue awards of BridgeBio equity under the 2019 Plan covering approximately 1.9 million shares of BridgeBio common stock as well as vested and unvested equity awards. The exchange also included potential milestone payments of up to $184.4 million to be settled in shares of BridgeBio common stock in the future when achieved. In consideration for all the shares tendered, BridgeBio will increase its ownership of its subsidiaries.

Amendments to the Hercules Loan and Security Agreement

As discussed in Note 9, we entered into the Amended Hercules Term Loan Agreement on April 27, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2020.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a team of experienced drug discoverers, developers, and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 20 development programs includes product candidates ranging from early discovery to late-stage development. Several of our programs target indications that we believe present the potential for our product candidate, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales. We have initiated a rolling New Drug Application, or NDA, submission for one of our product candidates, and have three product candidates in clinical trials that, if positive, we believe could support the filing of an application for marketing authorization.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries and controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting and human resources, as well as workspaces. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from collaboration arrangements.

On July 1, 2019, immediately prior to the completion of the initial public offering of our common stock or the IPO, we engaged in a series of transactions whereby BridgeBio Pharma LLC, or BBP LLC, became a wholly-owned subsidiary of BridgeBio Pharma, Inc., or BBP Inc., collectively with BBP LLC, BridgeBio. As part of the transactions, holders of Preferred Units, Founder Units, Common Units and Management Incentive Units of BBP LLC exchanged all outstanding units for an aggregate of 99,999,967 shares of common stock of BBP Inc.

On July 1, 2019, we completed the IPO. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock, at a public offering price of $17.00 per share. In July 2019, we received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

We have experienced some delays in enrollment of ongoing clinical trials and delay in the start of planned trials due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19. The ultimate impacts of COVID-19 on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Financial Operations Overview

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2020 we had cash, cash equivalents and marketable securities of $928.4 million, or $731.9 million excluding Eidos. On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, in a private offering (the “Note Offering”) to qualified institutional buyers. We received net proceeds from the Note Offering approximately $537.0 million, after deducting purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of capped call transactions and approximately $75.0 million to pay for the repurchase of shares of our common stock. We also received net proceeds of $24.1 million from Eidos’ at-the-market issuance of shares in February 2020. During the three months ended March 31, 2020, we used cash of approximately $83.9 million to support our operations.

Operating Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Research and development	$68,225	$44,853	$23,372

Research and development expense increased by $23.4 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increase in external-related costs and in our headcount to support progression in our research and development programs including our increasing research pipeline.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations or CMOs and contract research organizations or CROs in connection with our preclinical and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
BBP-265 (Eidos)(1)	$17,808	$8,588
BBP-831 (QED)	20,843	14,727
BBP-870 (Origin)	4,755	4,535
BBP-631 (Adrenas)	3,364	3,691
BBP-589 (PTR)	2,832	3,218
BBP-812 (ASPA)	1,793	2,966
BBP-551 (Retinagenix)	2,250	—
BBP-681 (Venthera)	1,848	881
BBP-454 (TheRas)	1,826	995
BBP-418 (ML Bio)	1,949	—
Other programs including early stage	8,957	5,252
Total	$68,225	$44,853

(1)

Amounts presented above may differ from the financial statements of Eidos due to intercompany income and expenses, which are eliminated in the condensed consolidated financial statements of BridgeBio for all periods presented.

In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on controlling the spread of the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we are experiencing delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally expect to experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. We continue to assess the delays and overall impact to our business, and we are monitoring the COVID-19 outbreak as it continues to evolve. Based on the impact of COVID-19 to-date, we have experienced delays in the initiation and completion of certain of our ongoing and planned clinical studies, which may impact key milestones associated with those programs. For example:

•

We anticipate that enrollment of the Phase 3 ATTRibute-CM study of BBP-265 in ATTR-CM will now be completed in the first half of 2021 and initiation of the planned Phase 3 clinical trial of BBP-265 in ATTR-PN will occur in the second half of 2020

•	We anticipate sharing topline data from our completed Phase 1/2 study of BBP-589 will now occur in 2021
•	We anticipate that initiation of a Phase 2/3 clinical trial of zuretinol may now occur in 2021

We continue to anticipate that our rolling NDA submission for fodsdenopterin will be completed in 2020 and that our NDA for infigratinib as a treatment for advanced cholangiocarcinoma with FGFR2 fusions or translocations in the second line or later setting will be submitted in 2020.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
General and administrative	$34,262	$18,899	$15,363

General and administrative expenses increased by $15.4 million for the three months ended March 31, 2020 compared to the same period in 2019 due to increase in headcount to support the growth of our operations and external-related costs incurred as a result of continuing compliance as a public company.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash equivalents and marketable securities. The change in interest income between the two periods was not significant.

Interest Expense

Interest expense for the three months ended March 31, 2020 consists primarily of interest expense incurred under our term loans with Hercules Capital, Inc. pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, and Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the “SVB and Hercules Loan Agreement”, and our 2027 Notes issued in March 2020. Interest expense for the same period in 2019 consists primarily of interest expense incurred under our term loans with Hercules. The increase of $2.3 million was primarily attributed to increase in principal amounts.

Loss from an Equity Investment

Loss from an equity investment for the three months ended March 31, 2019 pertain to our share of losses from our investment in PellePharm totaling $4.6 million. We recognize our share of losses from the PellePharm equity method investment as incurred. After our equity method investment was reduced to zero during the three months ended March 31, 2019, we recognized our percentage of net losses consistent with our preferred stock ownership percentage until the investment was also reduced to zero during the remaining period of 2019. We have not recognized our share of net losses for the three months ended March 31, 2020 as our equity investment balances were reduced to zero as of December 31, 2019.

Other Income (Expense)

Other income (expense) consists mainly of changes in fair value of the LEO Call Option liability. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires. The LEO Call Option income of $0.5 million and expense of $1.5 million for the three months ended March 31, 2020 and 2019, respectively, were due to change in fair value.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our condensed consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 6 to our condensed consolidated financial statements.

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $12.2 million for the three months ended March 31, 2020, compared to $8.3 million for the same period in 2019.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $928.4 million or $731.9 million excluding Eidos. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. The cash and cash equivalents of $196.5 million as of March 31, 2020 belonging to Eidos may only be used solely by Eidos. As of March 31, 2020, our outstanding debt was $461.3 million, net of debt discounts and issuance costs and accretion or $445.0 million excluding Eidos’ debt.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $288.6 million, $169.5 million and $43.8 million, respectively. For the three months ended March 31, 2020, we incurred net losses of $104.1 million. We had an accumulated deficit as of March 31, 2020 of $531.9 million. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current research and development programs as well as costs related to commercial launch readiness. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities.

Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including the effects of the COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our financial and operating results. We will continue to assess our operating expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of March 31, 2020, we held 24,575,501 shares of common stock of Eidos. In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

On July 1, 2019, we completed the IPO of our common stock. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

Debt

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020, or the Indenture, between BridgeBio and U.S. Bank National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers, or the Note Offering, pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The 2027 Notes issued in the Note Offering include $75.0 million aggregate principal amount of 2027 Notes sold to the initial purchasers in the offering, or the Initial Purchasers, pursuant to the exercise in full of their option to purchase additional 2027 Notes.

The 2027 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50 % per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon maturity, the 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We received net proceeds from the Note Offering approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions, and approximately$75.0 million to pay for the repurchases of shares of our common stock. We intend to use the remainder of the net proceeds from the Note Offering for working capital and other general corporate purposes, including for our commercial organization and launch preparations. We may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 in multiples of $1,000 only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or,

•	Upon the occurrence of specified corporate events.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 23.4151 shares of our common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of our common stock, for a total of approximately 12,878,305 shares). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event.

We may not redeem the 2027 Notes prior to the maturity date, and no sinking fund is provided for the 2027 Notes. If we undergo a fundamental change (as defined in the Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2027 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment with all of our liabilities that are not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Hercules Term Loan. BridgeBio received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021 (the “Modified Amortization Date”) and the entire facility received a maturity date of January 1, 2023 (the “Modified Maturity Date”). The outstanding balance of the Hercules Term Loan is to be repaid by BridgeBio monthly beginning on the Modified Amortization Date and extending through the Modified Maturity Date.

The interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of March 31, 2020 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of March 31, 2020), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of March 31, 2020), payable monthly.

The Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Hercules Term Loan, we granted Hercules a security interest in all our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Hercules Term Loan.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

On April 27, 2020, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) to amend the existing Loan and Security Agreement, as amended from time to time.

The Amended Hercules Term Loan, among other things,

(1) extends the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date” which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2) extends the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3) provides for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75%,

(4) provides for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60%,

(5) provides for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85%, and

(6) provides for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan.

Silicon Valley Bank (SVB) and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of March 31, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(83,920)	$(59,140)	$(24,780)
Net cash provided by (used in) investing activities	38,023	(2,427)	40,450
Net cash provided by (used in) financing activities	439,173	(1,651)	440,824
Net increase (decrease) in cash, cash equivalents and restricted cash	$393,276	$(63,218)	$456,494

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $83.9 million for the three months ended March 31, 2020, consisting primarily of our net loss of $104.1 million, adjusted for non-cash items such as $10.2 million in stock-based compensation expense and $1.8 million accretion of our 2027 Notes and term loans, partially offset by net cash inflow of $7.7 million related to changes in operating assets and liabilities. The $7.7 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $8.6 million in accrued research and development liabilities and an increase of $4.2 million in accounts payable mostly due to increase in our CROs’ and CMOs’ expenses for research activities, and a decrease of $2.8 million in prepaid expenses and other current assets primarily due to the receipt of a receivable from a related party. The increase in these operating assets and liabilities was partially offset by a decrease in accrued compensation and benefits of $7.7 million due to timing of payments.

Net cash used in operating activities was $59.1 million for the three months ended March 31, 2019, consisting primarily of our net loss of $69.4 million, adjusted for non-cash items such as $4.6 million share in net loss of our equity method investment, $2.2 million for stock-based compensation expense, $2.0 million for acquired in-process research and development assets and $1.5 million of expense related to the revaluation of the LEO Call Option liability, as well as net cash outflow of $0.7 million related to changes in operating assets and liabilities. The $0.7 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $2.0 million in accounts payable due to timing of payments to vendors and an increase of $1.9 million in other assets due to deferred offering costs, which were partially offset by an increase of $1.7 million in accrued research and development liabilities due to increased activities at CROs and CMOs and an increase of $1.4 million in accrued professional services due to increased consulting expenses as we prepared for our IPO.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided investing activities was $38.0 million for the three months ended March 31, 2020, consisting primarily of $42.5 million maturities of marketable securities, partially offset by $4.5 million related to purchase of property and equipment.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2019, which consisted of $2.0 million paid for in-progress research and development assets acquired in connection with the Phoenix Tissue Repair, Inc. asset acquisition related to a Contribution Agreement and Asset Purchase Agreement entered into in July 2017 and $0.4 million related to purchase of property and equipment.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $439.2 million for the three months ended March 31, 2020, consisting primarily of the net proceeds from the issuance of our 2027 Notes of $537.6 million and at-the-market issuance of noncontrolling interest by Eidos of $24.1 million, offset by repurchase of our common stock of $75.0 million and purchase of capped calls of $49.3 million, both in relation to the issuance of our 2027 Notes.

Net cash used in financing activities of $1.7 million for the three months ended March 31, 2019 was primarily related to $1.0 million in cash distributions to our members from the sale of our investment in MyoKardia, Inc. and $0.9 million payment of deferred offering costs, partially offset by $0.2 million in proceeds from repayment of nonrecourse notes.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,118	$4,309	$2,700	$3,346	$13,473
Obligation under a manufacturing agreement	4,000	—	—	—	4,000
2027 Notes	—	—	—	550,000	550,000
Interest on 2027 Notes	14,208	27,882	27,920	27,882	97,892
Term loans	—	87,396	5,104	—	92,500
Interest on term loans and final end of term payments	8,238	14,274	1,189	—	23,701
Total contractual obligations	$29,564	$133,861	$36,913	$581,228	$781,566

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash, equity, or either cash or equity at our sole election, upon achievement of each contingent milestones. As of March 31, 2020, the potential milestone compensation amount is up to $23.6 million. Since the timing of the payments is contingent on the occurrence of these performance-based milestones, these payments are not included in the contractual obligations above.

We have certain payment obligations under various license and collaboration agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheet as of March 31, 2020, or in the contractual obligations table above.

In addition, we enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the contractual obligations table above.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Form 10-K for the year ended December 31, 2019, as filed with the SEC, except for the adoption in January 1, 2020, of Accounting Standards Codification 842 discussed in Note 1, as well as the accounting for the 2027 Notes and the Capped Call and Repurchase Transactions discussed  in Note 9, in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020.

JOBS Act and Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements appearing under Part 1, Item 1 for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2020, we held cash, cash equivalents and marketable securities of $928.4 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and overnight repurchase agreements collateralized with securities issued by the U.S. government or its agencies. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of March 31, 2020, we had $92.5 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $75.0 million, matures in January 2023, with interest-only monthly payments until July 2021. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of March 31, 2020); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of March 31, 2020); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of March 31, 2020). As discussed in Part I, Item 2 of this report, on April 27, 2020, we entered into the Fourth Amendment of the Hercules Term Loan, which among others, reduced the interest rate on Tranches I and III. The Silicon Valley Bank and Hercules Loan Agreement entered into by Eidos, which matures in October 2023, had a principal balance of $17.5 million as of March 31, 2020 and bears interest equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2020).

Our 2027 Notes had a principal balance of $550.0 million as of March 31, 2020 and bears interest at a fixed rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we were not party to any material legal proceedings. In the future, we may become party to legal proceedings and claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse impact on our financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risks Related to Our Financial Position and Growth Strategy

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2019, 2018 and 2017 were $288.6 million, $169.5 million and $43.8 million, respectively. For the three months ended March 31, 2020, we incurred net losses of $104.1 million. As of March 31, 2020, we had an accumulated deficit of $531.9 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as enabling alternate site, telehealth and home visits, and at home drug delivery, with respect to our clinical trials of both BBP-265 and BBP-831, as a result of the COVID-19 pandemic, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations for non-clinical laboratory activities and engagement with contract manufacturing organizations to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

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

We may never be able to develop or commercialize a marketable drug or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. In addition, we believe that delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as enabling alternate site, telehealth and home visits, and at home drug delivery, with respect to our clinical trials of both BBP-265and and BBP-831, as a result of the COVID-19 pandemic, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations for non-clinical laboratory activities and engagement with contract manufacturing organizations to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, that we may identify and pursue or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of our Product Candidates

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19 and governmental shelter-in-place orders, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required to execute their job responsibilities and significantly limited the number of staff in our laboratory facilities.

As a result of the COVID-19 outbreak or any future pandemics, we have experienced, and may in the future experience, disruptions that severely impact our business, clinical trials and preclinical studies, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations, or CROs, and vendors along their supply chain;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials, and the availability of governmental and regulatory authorities to conduct inspections of our clinical trial sites, review materials submitted by us in support of our applications for regulatory approval and grant approval for our product candidates.

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

All of our product candidates require additional development; management of preclinical, clinical, and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; build a commercial organization; commence marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales, if ever. Many of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	delays in clinical trial enrollment or clinical trial initiation resulting from the COVID-19 outbreak or any future pandemics;
•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•	delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;
•

delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND or amendment, clinical trial application, or CTA, or amendment, or equivalent application or amendment; or as a result of a new safety finding that presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites;

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing and planned Phase 3 clinical trials of BBP-265, our ongoing and planned Phase 3 clinical trials of BBP-831 and our ongoing Phase 3 and Phase 2b clinical trials of BBP-009, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on October 30, 2018, the FDA notified our subsidiary Phoenix Tissue Repair, Inc. of a partial clinical hold, but allowed it to proceed with the planned Phase 1/2 study using only the existing drug substance of BBP-589 that was identified by the FDA. The FDA requested additional development of the analytical test method to quantitate relative potency of any new batch of product we intend to use for future clinical studies. We provided a complete response in January 2020, and the FDA removed the partial clinical hold in February 2020. Although the partial clinical hold on BBP-589 was removed, we may be required or may voluntarily determine to place BBP-589 or other product candidates on clinical hold in the future for various reasons.

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

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with BBP-870 for MoCD Type A, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. For example, subject to any delays that may occur as a result of the global COVID-19 pandemic, we intend to file an NDA for BBP-831 in second line and later advanced CCA with FGFR2 fusions or translocations in 2020. However, the FDA could disagree that data from our Phase 2 trial are sufficient to file an NDA or to approve BBP-831 for such an indication. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations. For example, if BBP-265 is first approved for ATTR-CM on the basis of efficacy endpoints other than for reduction in mortality or hospitalization, BBP-265 might be limited to a second-line claim until such data were available. Any of these events could limit the commercial potential of BBP-265 and have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, some clinical trials of our product candidates performed to date were generated from open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of BBP-265 includes an open-label clinical trial extension, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; BBP-265 for the treatment of transthyretin amyloidosis; BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; BBP-870 for the treatment of molybdenum cofactor deficiency type A; BBP-551 for the treatment of Leber congenital amaurosis, or LCA, due to inherited mutations in RPE65 or LRAT genes and for the treatment of retinitis pigmentosa; and infigratinib for the treatment of cholangiocarcinoma. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; BBP-265 for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; BBP-870 for the treatment of molybdenum cofactor deficiency type A; and BBP-551 for the treatment of retinitis pigmentosa and for the treatment of Leber’s congenital amaurosis; and BBP-631 for the treatment of congenital adrenal hyperplasia. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing processes our CMOs use to produce our product candidates, including our protein therapeutic and gene therapy product candidates, are complex, novel and have not been validated for commercial use. Several factors have caused and may cause future production interruptions, including restrictions on certain manufacturing operations and shortages in on-site personnel at our CMOs’ manufacturing facilities as a result of governmental “stay at home” orders in response to the COVID-19 outbreak, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Several of our small molecule product candidates are particularly complex and difficult to manufacture, in some cases due to the number of steps required, the process complexity and the toxicity of end or intermediate-stage products. Our protein therapeutic and gene therapy product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of certain of our biologic product candidates generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Any problems in our CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in our manufacturing process could also restrict our ability to meet potential future market demand for any products that may be approved.

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

On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed on October 16, 2018, the NIH had announced that it would no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022, although it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended through federal lawmaking. Absent any such extension, if the NDA for BBP-870 is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

Breakthrough therapy designation is intended to expedite the development and review of product candidates that are designed to treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from the FDA about matters such as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

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

Even if we believe a particular product candidate is eligible for breakthrough therapy, fast track designation or RMAT, there can be no assurance that the FDA would decide to grant it. Breakthrough therapy designation, fast track and RMAT designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy, fast track or RMAT designation. Thus, even if we do receive breakthrough therapy, fast track or RMAT designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy, fast track or RMAT designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

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

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to a license agreement with Alexion Pharma International Operations Unlimited Company, or Alexion, pursuant to which we depend on Alexion for the clinical development and commercialization of BBP-265 in Japan. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including BBP-265, BBP-831, BBP-454, BBP-631, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

As is the case with other pharmaceutical and biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

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

Other third parties may assert that we are employing their proprietary technology without authorization. There may be other third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property rights in the future.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session, or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We focus research and product development on treatments for Mendelian diseases and genetically driven cancers, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for the product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, BBP-265 is not the first treatment on the market for ATTR-CM and its market share and potential to generate revenues, if approved, may be limited.

Risks Related to Our Business and Industry

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, our Management Committee as well as the other members of our scientific and clinical teams. However, some of these executive officers, directors and other personnel split their time between BridgeBio and certain of our other subsidiaries. For instance, Neil Kumar serves as chief executive officer and a director both to us and Eidos; Uma Sinha and Cameron Turtle each serves as an executive officer of both us and Eidos; Eric Aguiar, Ali Satvat and Uma Sinha each serve as a director of both us and Eidos; and Eric David serves as chief executive officer of both Adrenas Therapeutics, Inc. and Aspa Therapeutics, Inc. As a result, these executive officers, directors and members of our Management Committee may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of March 31, 2020, we had 64 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

Changes in funding for, or disruptions to the operations of, the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources in light of governmental “stay at home” orders in response to the COVID-19 pandemic, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities and it is anticipated that the FDA’s ability to conduct clinical site investigations will be impaired as a result of the COVID-19 pandemic. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2020, we had 296 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities. If we obtain FDA approval of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to our employees and directors, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs due to the global COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or business to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our CMOs’ ability to manufacture product, forcing closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and duration of COVID-19 infection and the actions to contain the COVID-19 pandemic or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Risks Related to Our Indebtedness

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of March 31, 2020, we and our subsidiaries had total consolidated indebtedness of $642.5 million, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $75.0 million of indebtedness under our Amended and Restated Loan and Security Agreement and $17.5 million of indebtedness outstanding under the Eidos Loan Agreement. In addition, if the Credit Agreement Amendment is executed in accordance with our current plans, we may borrow additional amounts thereunder from Hercules and become subject to additional obligations and restrictions in connection with these additional borrowings. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes offered hereby, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as risks associated with our indebtedness under our 2027 Notes and our Amended and Restated Loan and Security Agreement, Eidos’ indebtedness under the Eidos Loan Agreement, our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have incurred indebtedness under our convertible senior notes and are party to a loan and security agreement that contain operating and financial covenants that may restrict our business and financing activities.

In March 2020, we issued the 2027 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027 unless earlier converted or repurchased, at which time we will settle any conversions of the 2027 Notes in cash, shares of our common stock or a combination thereof, at our election. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our financial results.

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

Under the Amended and Restated Loan and Security Agreement, we also have an obligation to pledge our equity interests in our subsidiaries. In addition, certain of our non-operating subsidiaries, which are subsidiaries other than those predominantly involved in advancing our development programs are also obligated to enter into a joinder agreement, whereby they are also required to comply with the terms of the Amended and Restated Loan and Security Agreement. In addition, our subsidiary, Eidos Therapeutics, Inc. is also party to a loan and security agreement with Silicon Valley Bank and Hercules Capital, Inc., or the Eidos Loan Agreement, under which the lenders have agreed to loan to Eidos up to $55.0 million and Eidos is required to make and maintain certain financial covenants, representations and warranties and other customary agreements and is subject to customary events of default. Any breach by us or Eidos of, or any event of default under, our respective loan agreements could result in a material adverse effect on our business, financial condition and operating results.

The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2027 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes offered hereby) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2027 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the 2027 Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the respective terms of the notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock or the trading price of the 2027 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2027 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2027 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2027 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if-converted” method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the 2027 Notes, or otherwise, that could have an adverse impact on our financial statements.

Risk Related to our Need for Additional Capital

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

As of March 31, 2020, we had working capital of $860.0 million and cash, cash equivalents and marketable securities of $928.4 million. We expect that our cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We may seek additional capital through any number of available sources, including but not limited to public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of additional equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

In addition, if one of our subsidiaries raises funds through the issuance of equity securities to third parties, our stockholders’ equity interests in such subsidiary could be substantially diminished. If one of our subsidiaries raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us.

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

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of indebtedness or contingent liabilities;
•	the issuance of our equity securities which would result in dilution to our stockholders;
•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•	difficulties in retaining key personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The market price of our common stock has been and may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been and is likely to continue to be volatile. Our stock price has been and may be subject to wide fluctuations in response to a variety of factors, including the following:

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

In addition, companies trading in the stock market in general, and Nasdaq, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the COVID-19 pandemic on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Shares of unvested restricted stock and common stock issued and outstanding as of the 2019 Reorganization will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market standoff agreement. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff agreement, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

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

Based upon our common stock outstanding as of March 31, 2020, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 49.4% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

•	the changing and volatile U.S., European and global economic environments, including volatility associated with the global COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

Our offering (the “Convertible Note Offering”) of the 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”) to the Initial Purchasers was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. BridgeBio relied on this exemption from registration based in part on representations made by the Initial Purchasers in the purchase agreement for the 2027 Notes, including that the Initial Purchasers would only offer, sell or deliver the 2027 Notes to persons whom they believed to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

The 2027 Notes and BridgeBio’s common stock issuable upon conversion of the 2027 Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements.

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

(c)  Issuer Purchases of Company Equity Securities

BridgeBio used approximately $75.0 million of the net proceeds from the 2027 Note Offering to repurchase 2,414,681 shares of its common stock concurrently with the closing of the 2027 Note Offering from certain of the Initial Purchasers in privately negotiated transactions effected through one of the Initial Purchasers or an affiliate thereof concurrently with the pricing of the 2027 Notes. The agreed to purchase price per share of common stock in the Repurchases is equal to $31.06, which was the last reported sale price per share of BridgeBio’s common stock on the Nasdaq Global Select Market on March 4, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-38959	3.2	July 3, 2019

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.3	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	May 24, 2019

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

10.1#	Offer Letter, between BridgeBio Pharma, Inc. and James C. Momtazee, dated February 23, 2020	10-K	001-38959	10.38	March 3, 2020

10.2	Form of Confirmation for Capped Call Transactions	8-K	001-38959	10.1	March 10, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: May 13, 2020	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer)