Form 10-Q
period 2020-06-30
BridgeBio Pharma, Inc.
filed 2020-08-11
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 122,361,644 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$540,919	$363,773
Short-term marketable securities	300,020	182,220
Prepaid expenses and other current assets	20,996	22,629
Total current assets	861,935	568,622
Property and equipment, net	15,573	5,625
Operating lease right-of-use assets, net	10,465	—
Long-term marketable securities	—	31,144
Other assets	17,254	26,288
Total assets	$905,227	$631,679
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,835	$8,852
Accrued compensation and benefits	13,590	13,317
Accrued research and development liabilities	37,241	20,896
Accrued professional services	8,609	2,222
LEO call option liability	5,276	4,078
Build-to-suit lease obligation	—	8,000
Operating lease liabilities, current portion	3,627	—
Other accrued liabilities	11,462	3,020
Total current liabilities	92,640	60,385
Term loans, noncurrent	92,908	91,791
2027 Notes	373,651	—
Operating lease liabilities, net of current portion	9,117	—
Other liabilities	9,399	3,527
Total liabilities	577,715	155,703
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	1,906	2,243
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 124,665,939 shares issued and 122,251,258 shares outstanding as of June 30, 2020, 123,658,287 shares issued and outstanding as of December 31, 2019	125	124
Treasury stock, at cost; 2,414,681 shares as of June 30, 2020, nil as of December 31, 2019	(75,000)	—
Additional paid-in capital	992,691	848,107
Accumulated other comprehensive income	858	254
Accumulated deficit	(652,915)	(440,031)
Total BridgeBio stockholders' equity	265,759	408,454
Noncontrolling interests	59,847	65,279
Total stockholders' equity	325,606	473,733
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$905,227	$631,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$86,598	$52,331	$154,823	$97,184
General and administrative	37,969	16,987	72,231	35,886
Total operating expenses	124,567	69,318	227,054	133,070
Loss from operations	(124,567)	(69,318)	(227,054)	(133,070)
Other income (expense), net:
Interest income	934	1,662	2,875	3,769
Interest expense	(10,754)	(1,941)	(14,764)	(3,612)
Share in net loss of an equity method investment	—	(4,956)	—	(9,555)
Other income (expense)	(1,827)	219	(1,353)	(1,302)
Total other income (expense), net	(11,647)	(5,016)	(13,242)	(10,700)
Net loss	(136,214)	(74,334)	(240,296)	(143,770)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	15,180	8,370	27,412	16,621
Net loss attributable to common stockholders of BridgeBio	$(121,034)	$(65,964)	$(212,884)	$(127,149)
Net loss per share, basic and diluted	$(1.03)	$(0.71)	$(1.81)	$(1.37)
Weighted-average shares used in computing net loss per share, basic and diluted (2)	117,012,062	92,893,303	117,407,750	92,613,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

The weighted-average shares used in computing net loss per share, basic and diluted for the three and six months ended June 30, 2019 were retroactively adjusted as a result of the 2019 Reorganization. See Note 13 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(136,214)	$(74,334)	$(240,296)	$(143,770)
Other comprehensive income:
Unrealized gain on available-for-sale securities	132	—	604	—
Comprehensive loss	(136,082)	(74,334)	(239,692)	(143,770)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	15,180	8,370	27,412	16,621
Comprehensive loss attributable to common stockholders of BridgeBio	$(120,902)	$(65,964)	$(212,280)	$(127,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (3)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interests	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interests	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	3,053	121,359,855	124	2,414,681	(75,000)	986,746	726	(531,881)	380,715	68,303	449,018
Issuance of shares under equity compensation plans	—	264,583	—	—	—	691	—	—	691	—	691
Issuance of shares under the 2020 Stock and Equity Exchange Program	—	626,820	1	—	—	1,069	—	—	1,070	(1,070)	—
Stock-based compensation	—	—	—	—	—	7,295	—	—	7,295	—	7,295
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,537	3,537
Transfers from (to) noncontrolling interests	431	—	—	—	—	(3,110)	—	—	(3,110)	2,679	(431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	132	—	132	—	132
Net loss	(1,578)	—	—	—	—	—	—	(121,034)	(121,034)	(13,602)	(134,636)
Balances as of June 30, 2020	$1,906	122,251,258	$125	2,414,681	$(75,000)	$992,691	$858	$(652,915)	$265,759	$59,847	$325,606

	Six Months Ended June 30, 2019
	Redeemable					Total
	Convertible			Additional		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Paid-In	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balances as of December 31, 2018 (3)	$122	92,057,704	$92	$494,231	$(179,444)	$314,879	$62,361	$377,240
Issuance of shares under equity compensation plans	—	518,511	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,236	—	1,236	—	1,236
Repayment of nonrecourse notes	—	—	—	179	—	179	—	179
Issuance of noncontrolling interests	—	—	—	—	—	—	1,320	1,320
Transfers from (to) noncontrolling interests	870	—	—	(2,968)	—	(2,968)	2,098	(870)
Net loss	(790)	—	—	—	(61,185)	(61,185)	(7,461)	(68,646)
Balances as of March 31, 2019	202	92,576,215	92	492,678	(240,629)	252,141	58,318	310,459
Issuance of shares under equity compensation plans	—	604,144	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,188	—	2,188	—	2,188
Repurchase of noncontrolling interests	—	—	—	—	—	—	(27,024)	(27,024)
Transfers from (to) noncontrolling interests	658	—	—	(25,440)	—	(25,440)	24,782	(658)
Net loss	(685)	—	—	—	(65,964)	(65,964)	(7,685)	(73,649)
Balances as of June 30, 2019	$175	93,180,359	$92	$469,426	$(306,593)	$162,925	$48,391	$211,316

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

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
Operating activities:	2020	2019
Net loss	$(240,296)	$(143,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,614	5,590
Share in net loss of equity method investments	—	9,555
Accretion of 2027 Notes and term loans	6,980	702
Acquired in-process research and development assets	—	2,500
LEO call option expense	1,198	1,288
Other noncash adjustments	2,480	472
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,634	(3,345)
Other assets	(965)	(2,077)
Accounts payable	3,983	146
Accrued compensation and benefits	(2,051)	689
Accrued research and development liabilities	16,345	505
Accrued professional services	6,388	996
Operating lease liabilities	(1,418)	—
Other accrued and other liabilities	5,339	(639)
Net cash used in operating activities	(171,769)	(127,388)
Investing activities
Purchases of marketable securities	(168,801)	—
Maturities of marketable securities	82,516	—
Cash paid for in-process research and development assets acquired	—	(2,500)
Proceeds from disposal of property and equipment	147
Purchases of property and equipment	(4,823)	(510)
Net cash used in investing activities	(90,961)	(3,010)
Financing activities
Proceeds from issuance of 2027 Notes	550,000	—
Issuance costs and discounts associated with issuance of 2027 Notes	(13,039)	—
Purchase of capped calls	(49,280)	—
Repurchase of common stock	(75,000)	—
Proceeds from repayment of nonrecourse notes	—	179
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	24,094	—
Proceeds from term loans, net of issuance costs	—	19,787
Proceeds from issuance of redeemable convertible noncontrolling interests to third-party investors	1,000	—
MyoKardia distributions	—	(997)
Repurchase of noncontrolling interest	—	(28,628)
Payment of deferred offering costs	—	(2,499)
Proceeds from stock option exercises, net of repurchases	2,101	538
Net cash provided by (used in) financing activities	439,876	(11,620)
Net increase (decrease) in cash, cash equivalents and restricted cash	177,146	(142,018)
Cash, cash equivalents and restricted cash at beginning of period	364,197	436,245
Cash, cash equivalents and restricted cash at end of period	$541,343	$294,227
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,122	$2,583
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Deferred offering costs included in accounts payable and other accrued liabilities	$—	$3,961
Recognition of property and equipment previously classified in other assets	$10,000	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$11,814	$—
Transfers from (to) noncontrolling interest (Note 6)	$8,492	$(28,408)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly owned subsidiaries and controlled entities, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net loss attributable to noncontrolling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

In determining whether an entity is considered a controlled entity, we applied the Variable Interest Entity (“VIE”) and Voting Interest Entity (“VOE”) models. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it has a controlling financial interest in the entity through its ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights. We assess whether we are the primary beneficiary of a VIE or whether we have a majority voting interest for entities consolidated under the VOE model at the inception of the arrangement and at each reporting date. Refer to Note 5.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim periods.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risks and Uncertainties

In light of recent developments relating to the coronavirus (COVID-19) global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the COVID-19 outbreak as it continues to rapidly evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
	(in thousands)
Cash and cash equivalents	$540,919	$293,803
Restricted cash (1)	424	424
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$541,343	$294,227

(1)	Included in “Other assets” in the condensed consolidated balance sheets as of the date presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, fair value of the liability component of our 2.50% convertible senior notes due 2027 (the “2027 Notes”, see Note 9), the fair value of the LEO call option liability (see Note 7), the fair value of Eidos’ derivative liability, the present value of lease payments of our leases on the respective lease commencement dates, the valuation of our stock-based awards, accounting for stock-based award modifications, accruals for certain employees’ performance-based milestone awards, accruals for research and development activities and accruals for contingent milestone payments in our license agreements. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

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

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the condensed consolidated balance sheets as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the 2027 Notes issued in March 2020 was deemed to relate to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt. The 2027 Notes are more fully described in Note 9.

Treasury Stock

Repurchased treasury stock is recorded at cost, including any commissions and fees.

Leases

Our lease portfolio as of January 1, 2020 and June 30, 2020 includes leases for our headquarters, office spaces and laboratory facility. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of June 30, 2020, we have not recorded any finance leases.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

No adjustment for cumulative returns on BBP LLC’s redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share, since such units were retroactively adjusted as if the 2019 Reorganization occurred at the beginning of the earliest period to be presented in our financial statements. See Note 13 for additional details.

Emerging Growth Company (“EGC”) Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recently Adopted Accounting Pronouncements” below, we early adopted certain accounting standards, as the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will cease to be an EGC on December 31, 2020 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, our most recently completed second fiscal quarter, was greater than $700 million. Effective January 1, 2021, we will no longer be able to use the exemptions from certain reporting requirements available to EGCs.

Recently Adopted Accounting Pronouncements

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, issued in November 2019, delayed the effective date of Topic 842 for non-public business entities to January 1, 2021 but early adoption is still permitted.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU 2016-13 Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The new model is applicable to most financial assets and certain other instruments that are not measured at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2019 for public entities. Early adoption is permitted. The delay in effective date for certain entities of ASU 2016-13 by the issuance of ASU 2019-10 in November 2019 does not apply to filers with the SEC that are not smaller reporting companies. The adoption of this guidance did not materially impact our condensed consolidated financial statements.

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

ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently in the process of determining the effect that the adoption will have on our condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$436,388	$436,388	$—	$—
Commercial paper	6,999	—	6,999	—
Total cash equivalents	443,387	436,388	6,999	—
Short-term marketable securities:
U.S. treasury notes	135,932	—	135,932	—
Commercial paper	59,806	—	59,806	—
Corporate debt securities	104,282	—	104,282	—
Total short-term marketable securities	300,020	—	300,020	—
Total cash equivalents and marketable securities	$743,407	$436,388	$307,019	$—
Liabilities:
LEO call option liability	$5,276	$—	$—	$5,276
Embedded derivative	1,123	—	—	1,123
Total financial liabilities	$6,399	$—	$—	$6,399

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$248,736	$248,736	$—	$—
Repurchase agreements	59,000	59,000	—	—
Total cash equivalents	307,736	307,736	—	—
Short-term marketable securities:
U.S. treasury notes	45,280	—	45,280	—
Commercial paper	65,626	—	65,626	—
Corporate debt securities	71,314	—	71,314	—
Total short-term marketable securities	182,220	—	182,220	—
Long-term marketable securities:
U.S. treasury notes	15,307	—	15,307	—
Corporate debt securities	15,837	—	15,837	—
Total long-term marketable securities	31,144	—	31,144	—
Total cash equivalents and marketable securities	$521,100	$307,736	$213,364	$—
Liabilities:
LEO call option liability	$4,078	$—	$—	$4,078
Embedded derivative	1,165	—	—	1,165
Total financial liabilities	$5,243	$—	$—	$5,243

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

We estimated the fair value of the LEO call option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

	June 30,	December 31,
	2020	2019
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	0.2%-15.3%	1.6%-13.1%
Expected term (in years)	1.25-6.25	0.67-5.25
Expected volatility	70.0%-78.0%	60.0%-68.0%
Risk-free interest rate	2.00%-2.24%	2.34%-2.46%
Dividend yield	—	—

The following table sets forth a summary of the change in the estimated fair value of the LEO call option:

Total
(in thousands)
Balance as of December 31, 2019	$4,078
Change in fair value upon remeasurement recognized as other expense	1,198
Balance as of June 30, 2020	$5,276

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

2027 Notes

The fair value of the 2027 Notes (see Note 9), which differs from its carrying value is determined by prices for the 2027 Notes observed in market trading. The market for trading of the 2027 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of June 30, 2020, the estimated fair value of the 2027 Notes, which have an aggregate face value of $550.0 million, was $559.8 million based on the market price on the last trading day for the period.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Cash Equivalents and Marketable Securities

We invest in certain money market funds, commercial paper and repurchase agreements, classified as cash equivalents, which are collateralized by deposits in the form of U.S. treasury securities for an amount no less than 102% of their value. We do not record an asset or liability for the collateral as we do not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. government treasuries and agencies. We utilize a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	June 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$436,388	$—	$—	$436,388
Commercial paper	6,999	—	—	6,999
Total cash equivalents	443,387	—	—	443,387
Short-term marketable securities:
U.S. treasury notes	135,442	491	(1)	135,932
Commercial paper	59,806	—	—	59,806
Corporate debt securities	103,914	369	(1)	104,282
Total short-term marketable securities	299,162	860	(2)	300,020
Total cash equivalents and marketable securities	$742,549	$860	$(2)	$743,407

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$248,736	$—	$—	$248,736
Repurchase agreements	59,000	—	—	59,000
Total cash equivalents	307,736	—	—	307,736
Short-term marketable securities:
U.S. treasury notes	45,224	56	—	45,280
Commercial paper	65,626	—	—	65,626
Corporate debt securities	71,231	83	—	71,314
Total short-term marketable securities	182,081	139	—	182,220
Long-term marketable securities:
U.S. treasury notes	15,248	59	—	15,307
Corporate debt securities	15,781	56	—	15,837
Total long-term marketable securities	31,029	115	—	31,144
Total cash equivalents and marketable securities	$520,846	$254	$—	$521,100

  There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2020, our short-term marketable securities have an average contractual maturity of approximately 8.5 months. As of June 30, 2020, we do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

5.	Variable Interest and Voting Interest Entities

Consolidated VIEs

We have either created or made investments in entities that are either wholly or partially-owned subsidiaries and VIEs. Our consolidated VIEs currently in the clinical phase of development are Phoenix Tissue Repair, Inc. (“PTR”), QED Therapeutics, Inc. (“QED”), Origin Biosciences, Inc. (“Origin”) and ML Bio Solutions, Inc. (“ML Bio”).

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2020, BridgeBio made investments in QED of $50.0 million, Origin of $16.0 million, PTR of $11.0 million, ML Bio of $6.5 million and all other consolidated VIEs of $66.1 million in exchange for shares of redeemable convertible preferred stock of the respective entities. The investments made in these VIEs are for the progression of research and development programs as well as for commercial launch readiness activities.

As of June 30, 2020 and December 31, 2019, there were no significant restrictions on the VIE assets or liabilities except for cash and certain property and equipment held by our VIEs presented below, which is generally restricted for use by the respective VIEs. For VIEs, BridgeBio calculates the maximum exposure to loss to be equal to the amount invested in the equity of the VIE and the amount of outstanding convertible notes.

The following table provides the assets and liabilities for all consolidated VIEs as of June 30, 2020:

	Origin	ML Bio	QED	PTR	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$10,036	$9,565	$40,224	$9,532	$45,355	$114,712
Prepaid expenses and other current assets	662	28	6,247	1,748	4,230	12,915
Total current assets	10,698	9,593	46,471	11,280	49,585	127,627
Property and equipment, net	15	88	224	54	13,743	14,124
Operating lease right-of-use assets	—	—	1,186	399	1,797	3,382
Other assets	52	—	11,357	302	1,697	13,408
Total assets	$10,765	$9,681	$59,238	$12,035	$66,822	$158,541
Liabilities:
Current liabilities:
Accounts payable	$758	$145	$4,311	$208	$4,075	$9,497
Accrued compensation and benefits	560	170	3,314	944	1,397	6,385
Accrued research and development liabilities	2,929	1,904	17,769	1,150	5,396	29,148
Accrued professional services	59	55	221	70	624	1,029
Operating lease liabilities, current portion	—	—	1,050	128	276	1,454
Other accrued liabilities	920	1	788	22	4,262	5,993
Total current liabilities	5,226	2,275	27,453	2,522	16,030	53,506
Operating lease liabilities, net of current portion	—	—	231	287	2,557	3,075
Other liabilities	12	19	3,033	65	341	3,470
Total liabilities	$5,238	$2,294	$30,717	$2,874	$18,928	$60,051

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

Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through June 30, 2020, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model during all periods presented.

In May 2019, BridgeBio purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, BridgeBio purchased 882,353 shares of Eidos common stock from an existing Eidos stockholder for $26.4 million in a private purchase transaction. In September 2019, Eidos issued 556,173 shares of Eidos common stock to a third party.

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof (the “2019 Sales Agreement”). Eidos will pay to the applicable Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos issued 385,613 shares under this offering and received $23.9 million of net proceeds through December 31, 2019. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Noncontrolling Interests

As of June 30, 2020 and December 31, 2019, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interest to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting periods. During the three and six months ended June 30, 2020, such adjustments in the aggregate amounts of $3.1 million and $(8.5) million , respectively, are recorded to additional paid-in capital. During the three and six months ended June 30, 2019, such adjustments in the aggregate amounts of $25.4 million and $28.4 million are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interest” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity. As a result of the Exchange Program, which is further discussed in Note 14, we have increased our ownership in certain of our VIEs and, as a result, ownership of noncontrolling interests have decreased.

The following table provides a rollforward of the redeemable convertible noncontrolling interests balance:

	QED	ML Bio	All Other	Total
	(in thousands)
Balance as of December 31, 2019	$612	$1,557	$74	$2,243
Issuance of redeemable convertible noncontrolling interest	—	1,000	102	1,102
Net loss attributable to redeemable convertible noncontrolling interest	(468)	(338)	(60)	(866)
Transfers to redeemable convertible noncontrolling interest	316	258	—	574
Balance as of March 31, 2020	460	2,477	116	3,053
Net loss attributable to redeemable convertible noncontrolling interest	(480)	(1,077)	(21)	(1,578)
Transfers to redeemable convertible noncontrolling interest	421	10	—	431
Balance as of June 30, 2020	$401	$1,410	$95	$1,906

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a rollforward of the noncontrolling interests balance:

	Adrenas	Aspa	Eidos	PTR	Venthera	All Other	Total
	(in thousands)
Balance as of December 31, 2019	$696	$250	$59,722	$1,298	$140	$3,173	$65,279
Issuance of noncontrolling interest	6	9	26,248	1	16	285	26,565
Transfers to (from) noncontrolling interest	883	649	(15,329)	4	513	1,105	(12,175)
Net loss attributable to noncontrolling interest	(316)	(195)	(8,078)	(1,238)	(324)	(1,215)	(11,366)
Balance as of March 31, 2020	1,269	713	62,563	65	345	3,348	68,303
Issuance of noncontrolling interest	3	4	3,308	1	1	220	3,537
Issuance of BridgeBio shares under the Exchange Program	(23)	(29)	—	—	(22)	(996)	(1,070)
Transfers to (from) noncontrolling interest	(194)	(188)	(1,850)	2,868	453	1,590	2,679
Net loss attributable to noncontrolling interest	(541)	(185)	(10,332)	(591)	(207)	(1,746)	(13,602)
Balance as of June 30, 2020	$514	$315	$53,689	$2,343	$570	$2,416	$59,847

7.	PellePharm Investment

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

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO call option as a current liability in our condensed consolidated financial statements because BridgeBio is obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option is exercised. We remeasure the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either is exercised or expires.

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

Subsequent to the deconsolidation of PellePharm, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Subsequent to the adoption of ASU No. 2016-01 in 2019, we account for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of each of June 30, 2020 and December 31, 2019, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. There have been no impairments related to our PellePharm investment.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Commitments and Contingencies

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. We recognize such contingent compensation as stock-based compensation when it is probable of achievement. As of June 30, 2020, the potential milestone compensation amount under these arrangements is up to $222.2 million. This amount includes the performance-based milestone awards that were granted as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) further discussed in Note 14.

We have recognized compensation expense of $0.5 million for the three and six months ended June 30, 2020 to be settled in cash. We have recognized stock-based compensation expense of $8.0 million for the three and six months ended June 30, 2020 to be settled in equity, which primarily relate to the Exchange Program. We have recognized stock-based compensation expense of $0.2 million for the three and six months ended June 30, 2020 to be settled in either cash or equity at our sole election. There were no such expenses in the comparative periods in 2019.

There was no compensation expense recognized for performance milestones assessed to be not probable of achievement.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2020 and December 31, 2019, there were no amounts accrued related to termination charges.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). The conversion rate is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, BridgeBio will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event. The maximum number of shares issuable should there be an increase in the conversion rate is 17,707,635 shares of BridgeBio’s common stock.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The outstanding 2027 Notes balances consisted of the following:

June 30, 2020
(in thousands)
Liability component
Principal	$550,000
Unamortized debt discount	(167,707)
Unamortized debt issuance costs	(8,642)
Net carrying amount	$373,651
Equity component, net of issuance costs	$169,173

In connection with the issuance of the 2027 Notes, BridgeBio incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and is amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term. The effective interest rate on the liability component of the 2027 Notes for the period from the date of issuance through June 30, 2020 was 8.8%.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended	March 9, 2020 Through
	June 30, 2020	June 30, 2020
	(in thousands)
Contractual interest expense	$3,475	$4,354
Amortization of debt discount	4,495	5,574
Amortization of debt issuance costs	233	289
Total interest and amortization expense	$8,203	$10,217

Future minimum payments under the 2027 Notes as of June 30, 2020, are as follows:

Amount
(in thousands)
Remainder of 2020	$7,104
Year ending December 31:
2021	13,750
2022	13,750
2023	13,750
2024	13,750
Thereafter	584,375
Total future payments	646,479
Less amounts representing interest	(96,479)
Total principal amount	$550,000

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Prior to the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) described below, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85%, payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60%, payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10%, payable monthly.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date” which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of June 30, 2020), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of June 30, 2020), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of June 30, 2020), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There were no gains or losses arising from the amendment, which is considered a debt modification.

There have not been any additional draws on the $125.0 million additional available facilities as of June 30, 2020. During the three and six months ended June 30, 2020, we recognized interest expense related to the Hercules Term Loan of $3.9 million and $5.4 million, respectively, of which $0.3 million and $0.7 million, respectively, relate to amortization of debt discount and issuance costs. During the three and six months ended June 30, 2019, we recognized interest expense related to the Amended Hercules Term Loan of $1.9 million and $3.6 million, of which $0.3 million and $0.7 million, respectively, relate to amortization of debt discount.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Silicon Valley Bank (“SVB”) and Hercules Loan Agreement

On November 13, 2019, Eidos entered into a Loan and Security Agreement with SVB and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon the achievement of a clinical data milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of June 30, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of June 30, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

As of June 30, 2020, the net carrying value of the Tranche A loan is $16.5 million. As of June 30, 2020, there are unamortized debt discounts of $2.0 million. Eidos recorded interest expense and amortization of the debt discount in the amount of $0.7 million and $1.2 million on the Tranche A loan for the three and six months ended June 30, 2020, respectively.

10.License Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. During the three and six months ended June 30, 2020, Eidos did not recognize research and development expenses in connection with this agreement. During the three and six months ended June 30, 2019, Eidos recognized research and development expenses of zero and $0.2 million in connection with this agreement.

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). During the three and six months ended June 30, 2020, TheRas did not recognize research and development expenses in connection with this agreement. Nominal expense was recognized in connection with this agreement during the three and six months ended June 30, 2019.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the three and six months ended June 30, 2020, TheRas recognized research and development expenses of $0.1 million and $1.0 million, respectively, in connection with the Leidos Agreements. During the three and six months ended June 30, 2019, TheRas recognized research and development expenses of $0.4 million and $0.6 million in connection with the Leidos Agreements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Foundation Medicine Diagnostics Agreement

In November 2018, QED and Foundation Medicine, Inc. entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. During the three and six months ended June 30, 2020, QED recognized research and development expenses of zero and $1.8 million, respectively, in connection with this agreement. During the three and six months ended June 30, 2019, QED recognized research and development expenses of $0.3 million and $0.3 million in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

11.	Leases

Operating Leases

We have operating leases for our corporate headquarters, office spaces and a laboratory facility with a weighted average remaining lease term of approximately 5.28 years. Certain leases include renewal options at our discretion and we include the extension options when we determine the lease term for our operating leases, if we are reasonably certain that the extension option would be exercised. The lease liabilities were measured using a weighted average discount rate of 5.87% based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.0 million for the three and six months ended June 30, 2020, respectively. The components of lease cost for the three and six months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Straight line lease cost	$995	$1,689
Variable lease payments	142	301
Total lease cost	$1,137	$1,990

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2020, future minimum lease payments for our noncancelable operating leases under ASC 842 are as follows:

Amount
(in thousands)
Remainder of 2020	$2,140
Year ending December 31:
2021	3,895
2022	2,399
2023	1,485
2024	1,224
Thereafter	3,798
Total future minimum lease payments	14,941
Imputed interest	(2,197)
Total	$12,744

Reported as of June 30, 2020
Operating lease liabilities, current portion	$3,627
Operating lease liabilities, net of current portion	9,117
Total operating lease liabilities	$12,744

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

As of January 1, 2020, upon adoption of ASC 842, we derecognized the build-to-suit lease asset of $10.0 million as we do not control the dedicated manufacturing suite during the construction phase. Under the new lease guidance, we recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction phase of the dedicated manufacturing suite is expected to be completed

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

later in 2020. The remaining $4.0 million payable related to the dedicated manufacturing suite is recorded as part of other current liabilities as of June 30, 2020.

12.	Related Party Transactions

 Reimbursements from an equity method investee

During the three and six months ended June 30, 2020, we received reimbursements for research and development expenses amounting to $0 and $2.8 million, respectively, from one of our equity method investees in connection with a license and exclusivity agreement entered into with the same investee.

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

All BBP LLC units that were previously reported as temporary equity and were converted to common stock of BridgeBio upon the completion of the 2019 Reorganization have been reclassified to equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in our financial statements. The following provides the reconciliation of previously reported amounts as of June 30, 2019:

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2019
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable convertible preferred units	$479,044	$(479,044)	$—
Redeemable founder units	1,754	(1,754)	—
Redeemable common units	1,672	(1,672)	—
Management incentive units	6,523	(6,523)	—
Redeemable convertible noncontrolling interests	175	—	175
Stockholders' equity (Members’ deficit):
Undesignated preferred stock	—	—	—
Common stock	—	92	92
Additional paid-in capital	—	469,426	469,426
Accumulated deficit	(326,137)	19,544	(306,593)
Total BridgeBio stockholders' equity (Members' deficit)	(326,137)	489,062	162,925
Noncontrolling interests	48,391	—	48,391
Total stockholders' equity (Members' deficit)	$(277,746)	$489,062	$211,316

At that the time of the 2019 Reorganization, the consolidation assessment on all consolidated entities was updated on behalf of BridgeBio resulting in no change in the treatment of the consolidated entities.

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

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$7,617	$1,448	$106	$9,171	$8,220	$2,363	$228	$10,811
General and administrative	7,905	1,270	46	9,221	15,365	2,282	156	17,803
Total stock-based compensation	$15,522	$2,718	$152	$18,392	$23,585	$4,645	$384	$28,614

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$—	$552	$2	$554	$—	$1,004	$19	$1,023
General and administrative	2,188	614	2	2,804	3,424	1,126	17	4,567
Total stock-based compensation	$2,188	$1,166	$4	$3,358	$3,424	$2,130	$36	$5,590

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity-Based Awards of BridgeBio

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. On June 2, 2020, our stockholders approved an amendment and restatement of the 2019 Plan (the “A&R 2019 Plan”) to, among other things, increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares.

The A&R 2019 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by 5% of the issued and outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

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

The following table summarizes our share activity under the A&R 2019 Plan and the 2019 Inducement Plans (the “Plans”):

	A&R 2019 Plan	2019 Inducement Plan
Balance as of December 31, 2019	53,067	489,064
Authorized	8,682,914	—
Granted — Stock options	(2,114,083)	(250,206)
Granted — Stock options — Exchange Program	(1,268,110)	—
Granted — Restricted stock units	(686,104)	(70,056)
Granted — Restricted stock awards — Exchange Program	(50,145)	—
Granted — Common stock	(8,491)	—
Granted — Common stock — Exchange Program	(554,064)	—
Granted — Market-based restricted stock units	—	(2,380)
Granted — Performance-based restricted stock units	—	(14,450)
Granted — Performance-based restricted stock awards — Exchange Program	(22,611)	—
Cancelled — Stock options	3,146	2,832
Cancelled — Stock options — Exchange Program	4,676	—
Cancelled — Restricted stock units	16,359	1,098
Balance as of June 30, 2020	4,056,554	155,902

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”), which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (RSAs)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in shares of BridgeBio’s

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

common stock in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio will increase its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest will decrease (see Note 6).

We evaluated the exchange of the controlled entities’ outstanding common stock and equity awards for BridgeBio awards as a modification under ASC 718, Share Based Payments. Under ASC 718, a modification is a change in the terms or conditions of a stock-based compensation award. In assessing the accounting treatment, we consider the fair value, vesting conditions and classification as an equity or liability award of the controlled entity equity before the exchange, compared to the BridgeBio equity received as part of the exchange to determine whether modification accounting must be applied. When applying modification accounting, we considered the type of modification to determine the appropriate stock-based compensation cost to be recognized on April 22, 2020, (the “Modification Date”), and subsequent to the Modification Date.

We considered the total shares of common stock and equity awards, whether vested or unvested, held by each participant in each controlled entity as the unit of account. The controlled entity’s common stock and equity awards in each unit of account was exchanged for a combination of BridgeBio’s common stock, time-based vesting equity awards and/or performance-based milestone awards. Other than the exchange of the controlled entity equity awards for performance-based milestone awards, all other exchanged BridgeBio equity awards retained the original vesting conditions. As a result, there was no incremental stock-based compensation expense resulting from the exchange of time-based equity awards.

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards is probable of achievement and represents the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards will be recognized over a period ranging from 0.7 year to 1.7 years. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other liabilities” in the condensed consolidated balance sheet as of June 30, 2020 due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date. For the three and six months ended June 30, 2020, we recognized $8.0 million of such performance-based milestone awards. There were no such compensation awards in the comparative periods in 2019.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2020:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,626,777	$20.10	9.6	$70,348
Granted	2,364,289	$29.84
Granted — Exchange Program	1,268,110	$1.65
Exercised	(44,243)	$17.00
Exercised — Exchange Program	(249,760)	$1.87
Cancelled	(5,978)	$25.44
Cancelled — Exchange Program	(4,676)	$3.46
Outstanding as of June 30, 2020	6,940,845	$23.43	9.4	$66,542
Outstanding as of June 30, 2020 — Exchange Program	1,013,674	$1.59	8.6	$31,446
Exercisable as of June 30, 2020	967,644	$17.98	9.0	$14,207
Exercisable as of June 30, 2020 — Exchange Program	713,908	$1.34	8.6	$22,327

 The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2020 and December 31, 2019 is calculated based on the difference between the exercise price and the current fair value BridgeBio’s common stock.

During the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $3.1 million and $6.0 million, respectively, related to stock options under the Plans. As of June 30, 2020, there was $52.4 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2020:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	362,163	$31.98
Granted	756,160	$32.52
Vested	(1,701)	$33.18
Cancelled	(17,457)	$37.15
Balance at June 30, 2020	1,099,165	$32.27

During the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $2.0 million and $2.7 million, respectively, related to RSUs under the Plans. As of June 30, 2020, there was $32.7 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock Awards (RSAs) of BridgeBio

As disclosed in Note 13, upon the 2019 Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the six months ended June 30, 2020:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	5,603,452	$3.63
Granted — Exchange Program	50,145	$0.18
Vested	(1,193,102)	$2.43
Balance at June 30, 2020	4,460,495	$3.91

During the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $1.8 million and $4.8 million, respectively, related to RSAs under the Plans. As of June 30, 2020, there was $20.1 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 3.2 years. The 4,460,495 and 5,603,452 unvested RSAs as of June 30, 2020 and December 31, 2019, respectively, are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

Market-Based RSUs of BridgeBio

During the year ended December 31, 2019, the Board of Directors of BridgeBio (the “Board of Directors”) approved and granted market-based RSUs. One such market-based RSU award includes a market condition based on the Total Shareholders’ Return (“TSR”) of BridgeBio’s common stock as compared to the TSR of the Nasdaq Biotechnology Index and the vesting percentage of the award is calculated based on the three-year performance period from vesting commencement date. The other market-based RSU

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

award includes a market condition based on BridgeBio’s market capitalization reaching $5.0 billion and vests immediately at 100% upon achievement of said market capitalization. The market-based RSUs require continuous employment at the time of achievement.

The respective grant date fair values of these awards, which aggregate to $3.8 million for the year ended December 31, 2019, were determined using a Monte Carlo valuation model and are recognized as compensation expense over the implied service period of the awards.

The following table summarizes our market-based RSU activity under the Plans for the six months ended June 30, 2020:

	Unvested Shares of Market-based RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	129,871	$28.98
Granted	2,380	$34.81
Vested	(76,637)	$41.54
Balance at June 30, 2020	55,614	$11.92

For the three and six months ended June 30, 2020, we recognized stock-based compensation of $0.1 million and $1.1 million, respectively, related to market-based RSU awards. As of June 30, 2020, there was $0.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

During the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $0.3 million and $0.4 million, respectively, related to our ESPP. As of June 30, 2020, 3,172,865 shares were reserved for future issuance under the ESPP.

Valuations Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the six months ended June 30, 2020, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Six Months Ended June 30, 2020
	Stock Options	ESPP
Expected term (in years)	5.00 - 6.08	0.40
Expected volatility	36.3% - 46.4%	32.5%
Risk-free interest rate	0.41% - 1.50%	1.57%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$11.04	$10.34

Equity-Based Awards of BBP LLC

Up until the 2019 Reorganization, BBP LLC has historically issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). As described in Note 13, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the three and six months ended June 30, 2019, equity-based compensation from BBP LLC equity-based awards was $2.2 million and $3.4 million, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Awards of Eidos

Eidos Common Stock

Eidos has reserved shares of common stock for issuance as follows:

	As of June 30,
	2020	2019
Options issued and outstanding	1,832,415	1,454,461
Options available for future grants	1,375,223	537,345
Eidos ESPP shares available for future grants	89,398	104,540
	3,297,036	2,096,346

Eidos stock options

The following table summarizes Eidos’s stock option activity for the six months ended June 30, 2020:

			Weighted-	Weighted-
			Average	Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price per	Contractual	Value
	Grant	Outstanding	Option	Life (years)	(in thousands)
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(567,123)	567,123	$46.77
Options exercised	—	(63,171)	$6.28
Options cancelled	7,292	(7,292)	$16.88
Outstanding—June 30, 2020	1,375,223	1,832,415	$26.52	8.76	$38,756
Options exercisable—June 30, 2020		483,345	$16.70	8.25	$14,969
Options vested and expected to vest— June 30, 2020		1,832,415	$26.52	8.76	$38,756

Eidos Stock Options Valuation

The fair value of employee, non-employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30, 2020
	Employee	Non-employee
Expected term (in years)	6.06	6.06
Expected volatility	72.3%	72.5%
Risk-free interest rate	0.57%	0.44%
Dividend yield	—	—

    Stock-based Compensation

As of June 30, 2020, there was $25.7 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements under the Eidos 2016 and 2018 Plans. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 2.98 years.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the issuance of our 2027 Notes on March 9, 2020 (see Note 9), there was a basis difference in the face value of the 2027 Notes resulting in a net deferred tax liability of $1.4 million. This amount is included as part of Other liabilities in our condensed consolidated balance sheet as of June 30, 2020. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of June 30,
	2020	2019
Unvested RSAs	4,460,495	6,819,608
Unvested RSUs	1,099,165	—
Unvested market-based RSUs	55,614	—
Unvested performance-based RSUs	14,450	—
Unvested performance-based RSAs	22,611	—
Common stock options issued and outstanding	7,954,519	3,744,629
Estimated shares issuable under the ESPP	38,110	—
Assumed conversion of 2027 Notes	12,878,305	—
	26,523,269	10,564,237

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

2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through August 11, 2020.

Strategic Collaboration with LianBio

On August 9, 2020, we entered into an Exclusive License Agreement (the “License Agreement”) with Shanghai-based LianBio, a company founded by Perceptive Advisors, a related party. The License Agreement focuses on the Phase 1-ready SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations, that is being developed by our controlled entity, Navire Pharma, Inc. Under the terms of the License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we will receive an $8.0 million upfront payment. We will also receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories.

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

Financial Operations Overview

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2020 we had cash, cash equivalents and marketable securities of $840.9 million. On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, in a private offering (the “Note Offering”) to qualified institutional buyers. We received net proceeds from the Note Offering of approximately $537.0 million, after deducting purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of capped call transactions and approximately $75.0 million to pay for the repurchase of shares of our common stock. We also received net proceeds of $24.1 million from Eidos’ at-the-market issuance of shares in February 2020. During the six months ended June 30, 2020, we used cash of approximately $171.8 million to support our operations.

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Research and development	$86,598	$52,331	$34,267	$154,823	$97,184	$57,639

Research and development expense increased by $34.3 million and $57.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to increase in external-related costs and in our headcount to support progression in our research and development programs including our increasing research pipeline.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)(1)	$18,055	$12,311	$35,863	$20,899
Infigratinib (Previously known as BBP-831) (QED)	25,598	17,086	46,441	31,813
Fosdenopterin (Previously known as BBP-870) (Origin)	6,004	3,552	10,759	8,087
BBP-631 (Adrenas)	6,435	4,414	9,799	8,105
BBP-589 (PTR)	1,265	746	4,097	3,964
BBP-812 (ASPA)	2,322	5,116	4,115	8,082
BBP-681 (Venthera)	1,822	1,858	3,670	2,739
BBP-454 (TheRas)	1,989	1,139	3,815	2,134
BBP-418 (ML Bio)	4,544	—	6,493	—
Other programs including early stage	18,564	6,109	29,771	11,361
Total	$86,598	$52,331	$154,823	$97,184

(1)

Amounts presented above may differ from the financial statements of Eidos due to intercompany income and expenses, which are eliminated in the condensed consolidated financial statements of BridgeBio for all periods presented.

In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the COVID-19 outbreak as it continues to rapidly evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
General and administrative	$37,969	$16,987	$20,982	$72,231	$35,886	$36,345

General and administrative expenses increased by $21.0 million and $36.3 million for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to increase in headcount to support the growth of our operations and external-related costs incurred as a result of continuing compliance as a public company.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash equivalents and marketable securities. The changes in interest income for the three and six months ended June 30, 2020 compared to the same periods in 2019 were not significant.

Interest Expense

Interest expense for the three and six months ended June 30, 2020 consists primarily of interest expense incurred under our term loans with Hercules Capital, Inc. pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the “SVB and Hercules Loan Agreement”, and our 2027 Notes issued in March 2020. Interest expense for the same period in 2019 consists primarily of interest expense incurred under our term loans with Hercules. The increases of $8.8 million and $11.2 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 was primarily attributed to increase in principal amounts.

Loss from an Equity Investment

Loss from an equity investment for the three and six months ended June 30, 2019 pertain to our share of losses from our investment in PellePharm totaling $5.0 million and $9.6 million, respectively. We recognize our share of losses from the PellePharm equity method investment as incurred. After our equity method investment was reduced to zero during the three months ended March 31, 2019, we recognized our percentage of net losses consistent with our preferred stock ownership percentage until the investment was also reduced to zero during the remaining period of 2019. We have not recognized our share of net losses for the three and six months ended June 30, 2020 as our equity investment balances were reduced to zero as of December 31, 2019.

Other Income (Expense)

Other income (expense) consists mainly of changes in fair value of the LEO Call Option liability. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires. The LEO Call Option income (expense) of $(1.7) million and $(1.2) million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $(1.3) million for the three and six months ended June 30, 2019, respectively, were due to change in fair value.

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

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $15.2 million and $27.4 million for the three and six months ended June 30, 2020, respectively, compared to $8.4 million and $16.6 million for the same periods, respectively, in 2019.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $840.9 million or $666.1 million excluding Eidos. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. The cash and cash equivalents of $174.8 million as of June 30, 2020 belonging to Eidos may only be used solely by Eidos. As of June 30, 2020, our outstanding debt was $466.6 million, net of debt discounts and issuance costs and accretion or $450.0 million excluding Eidos’ debt.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $288.6 million, $169.5 million and $43.8 million, respectively. For the six months ended June 30, 2020, we incurred net losses of $240.3 million. We had an accumulated deficit as of June 30, 2020 of $652.9 million. We expect to continue to incur net losses over the next several years as we continue our drug development and discovery efforts and incur significant clinical and preclinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities.

Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of June 30, 2020, we held 24,575,501 shares of common stock of Eidos. In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through August 11, 2020.

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

We received net proceeds from the Note Offering of approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions, and approximately $75.0 million to pay for the repurchases of shares of our common stock. We intend to use the remainder of the net proceeds from the Note Offering for working capital and other general corporate purposes, including for our commercial organization and launch preparations. We may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

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

The conversion rate will initially be 23.4151 shares of our common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of our common stock, for a total of approximately 12,878,305 shares). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event. The maximum number of shares issuable should there be an increase in the conversion rate is 17,707,635 shares of our common stock.

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

Prior to the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) described below, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85%, payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60%, payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10%, payable monthly.

The Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Hercules Term Loan, we granted Hercules a security interest in all of our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Hercules Term Loan.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date”, which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of June 30, 2020), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of June 30, 2020), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of June 30, 2020), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $125.0 million additional available facilities as of June 30, 2020.

Silicon Valley Bank (SVB) and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of June 30, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of June 30, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(171,769)	$(127,388)	$(44,381)
Net cash used in investing activities	(90,961)	(3,010)	(87,951)
Net cash provided by (used in) financing activities	439,876	(11,620)	451,496
Net increase (decrease) in cash, cash equivalents and restricted cash	$177,146	$(142,018)	$319,164

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $171.8 million for the six months ended June 30, 2020, consisting primarily of our net loss of $240.3 million, adjusted for non-cash items such as $28.6 million in stock-based compensation expense and $7.0 million accretion of our 2027 Notes and term loans, partially offset by net cash inflow of $29.3 million related to changes in operating assets and liabilities. The $29.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of 16.3 million in accrued research and development liabilities, an increase of $6.4 million in accrued professional services, an increase of $5.3 million in other accrued and other liabilities, and an increase of $4.0 million in accounts payable mostly due to increase in our CROs’ and CMOs’ expenses for research activities and other expenses to support the growth of our operation.

Net cash used in operating activities was $127.4 million for the six months ended June 30, 2019, consisting primarily of our net loss of $143.8 million, adjusted for non-cash items such as $9.6 million share in net loss of our equity method investment, $5.6 million for stock-based compensation expense, $2.5 million for acquired in-process research and development assets and $1.3 million of expense related to the revaluation of the LEO Call Option liability, as well as net cash outflow of $3.7 million related to changes in operating assets and liabilities. The $3.7 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $3.3 million in prepaid expenses and other assets and of $2.1 million in other assets, both increases were primarily due to the advance payments made for research due to increased activities at CROs and CMOs. These increases were partially offset by an increase of $1.0 million in accrued professional services due to increased consulting expenses as we prepared for our IPO.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $91.0 million for the six months ended June 30, 2020, consisting primarily of purchases of marketable securities of $168.8 million and purchases of property and equipment of $4.8 million, partially offset by $82.5 million in maturities of marketable securities.

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2019, which consisted of $2.5 million paid for in-progress research and development assets acquired primarily in connection with the Phoenix Tissue Repair, Inc. asset acquisition related to a Contribution Agreement and Asset Purchase Agreement entered into in July 2017 and $0.5 million related to purchase of property and equipment.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $439.9 million for the six months ended June 30, 2020, consisting primarily of the net proceeds from the issuance of our 2027 Notes of $537.0 million and at-the-market issuance of noncontrolling interest by Eidos of $24.1 million, offset by repurchase of our common stock of $75.0 million and purchase of capped calls of $49.3 million, both in relation to the issuance of our 2027 Notes.

Net cash used in financing activities of $11.6 million for the six months ended June 30, 2019 was primarily due to $28.6 million payment in relation to repurchase of common stock of Eidos from a noncontrolling interest holder and $2.5 million payment of deferred offering costs, partially offset by proceeds from our term loan of $19.8 million.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$4,259	$5,004	$2,670	$3,008	$14,941
Obligation under a manufacturing agreement	4,000	—	—	—	4,000
2027 Notes	—	—	—	550,000	550,000
Interest on 2027 Notes	13,979	27,500	27,500	27,500	96,479
Term loans	—	71,025	21,475	—	92,500
Interest on term loans and final end of term payments	8,152	17,384	1,442	—	26,978
Total contractual obligations	$30,390	$120,913	$53,087	$580,508	$784,898

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. As of June 30, 2020, the potential milestone compensation amount is up to $54.9 million. Since the timing of the payments is contingent on the occurrence of these performance-based milestones, these payments are not included in the contractual obligations table above. We also have performance-based milestone compensation arrangements with certain employees as part of the Exchange Program, which is further discussed in Note 14 to our condensed consolidated financial statements. The compensation arrangements under the Exchange Program are excluded from the table above because such compensation arrangements are to be settled in the form of equity only.

We have certain payment obligations under various license and collaboration agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheet as of June 30, 2020, or in the contractual obligations table above.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Form 10-K for the year ended December 31, 2019, as filed with the SEC, except for the adoption in January 1, 2020, of Accounting Standards Codification 842 discussed in Note 1, as well as the accounting for the 2027 Notes and the Capped Call and Repurchase Transactions discussed  in Note 9, and the 2020 Stock and Equity Award Exchange Program discussed in Note 14 in our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020.

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

We will cease to be an EGC on December 31, 2020 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, our most recently completed second fiscal quarter, was greater than $700 million. Effective January 1, 2021, we will no longer be able to use the exemptions from certain reporting requirements available to EGCs.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

As of June 30, 2020, we held cash, cash equivalents and marketable securities of $840.9 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of June 30, 2020, we had $92.5 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $75.0 million, matures in November 2023, with interest-only monthly payments until July 2022. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.75% (8.75% as of June 30, 2020); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of June 30, 2020); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 8.85% (8.85% as of June 30, 2020). The Silicon Valley Bank and Hercules Loan Agreement entered into by Eidos, which matures in October 2023, had a principal balance of $17.5 million as of June 30, 2020 and bears interest equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of June 30, 2020).

Our 2027 Notes had a principal balance of $550.0 million as of June 30, 2020 and bear interest at a fixed rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Due to the COVID-19 pandemic, in March 2020, certain of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2019, 2018 and 2017 were $288.6 million, $169.5 million and $43.8 million, respectively. For the six months ended June 30, 2020, we incurred net losses of $240.3 million. As of June 30, 2020, we had an accumulated deficit of $652.9 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as enabling alternate site, telehealth and home visits, and at home drug delivery, with respect to our ongoing clinical trials, as a result of the COVID-19 pandemic, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations for non-clinical laboratory activities and engagement with contract manufacturing organizations to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to conduct nonclinical or preclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. Even if our future product candidates that we may identify are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

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

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in August 2019, we announced a non-binding proposal to acquire all of the outstanding shares of common stock of Eidos that were not then owned by us or our subsidiaries, or the Eidos Buyout Offer. Although discussions between a special committee comprised of Eidos’ disinterested and independent directors and us with respect to the proposed transaction have terminated, the attention of certain members of each company’s management and each company’s resources were diverted from day-to-day business operations during our exploration of the Eidos Buyout Offer, and we may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations. In addition, from time to time we have pursued, and may in the future pursue, research and development programs through our wholly-owned subsidiaries and variable interest entities that we may ultimately determine not to advance, based on our ongoing assessment of the likelihood of success relative to the costs and risks associated with the program.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of our Product Candidates

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19 and governmental shelter-in-place orders, we continue to encourage our administrative employees to work outside of our offices and allow staff in our laboratory facilities to operate under applicable government orders and protocols designed to protect their health and safety.

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

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing and planned Phase 3 clinical trials of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib and our ongoing Phase 3 and Phase 2b clinical trials of BBP-009, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, on October 30, 2018, the FDA notified our subsidiary Phoenix Tissue Repair, Inc. of a partial clinical hold, but allowed it to proceed with the planned Phase 1/2 study using only the existing drug substance of BBP-589 that was identified by the FDA. The FDA requested additional development of the analytical test method to quantitate relative potency of any new batch of product we intend to use for future clinical studies. We provided a complete response in January 2020, and the FDA removed the partial clinical hold in February 2020. Although the partial clinical hold on BBP-589 was removed, we may be required or may voluntarily determine to place BBP-589 or other product candidates on clinical hold in the future for various reasons.

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

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with fosdenopterin for MoCD Type A, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, and therefore the FDA or comparable foreign regulatory authorities are often required to exercise flexibility in approving therapies for such diseases. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. For example, subject to any delays that may occur as a result of the global COVID-19 pandemic, we intend to file an NDA in 2020 for infigratinib in second line and later advanced CCA with FGFR2 fusions or translocations. However, the FDA could disagree that data from our Phase 2 trial are sufficient to file an NDA or to approve infigratinib for such an indication. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations. For example, if acoramidis is first approved for ATTR-CM on the basis of efficacy endpoints other than for reduction in mortality or hospitalization, acoramidis might be limited to a second-line claim until such data were available. Any of these events could limit the commercial potential of acoramidis and have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, some clinical trials of our product candidates performed to date were generated from open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of acoramidis includes an open-label clinical trial extension, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify or terminate our study plans based on findings in our preclinical studies or clinical trials. For instance, in our Phase 2 clinical trial of infigratinib for the treatment of FGFR-driven cancers, the most commonly reported treatment emergent adverse event of any grade was hyperphosphatemia, which is an electrolyte disorder in which there is an elevated level of phosphate in the blood. These and other AEs that we may observe in our ongoing and future clinical trials of our product candidates could require us to delay, modify or abandon our development plans for the affected product candidate or other product candidates that share properties of the affected product candidate. Many product candidates that initially show promise in early-stage testing may later be found to cause side effects that prevent further development. As we work to advance existing product candidates and to identify new product candidates, we cannot be certain that later testing or trials of product candidates that initially showed promise in early testing will not be found to cause similar or different unacceptable side effects that prevent their further development.

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

Patients in certain of our ongoing and planned clinical trials of product candidates in genetically driven cancers, including clinical trials of infigratinib of FGFR-driven cancers, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.

We may in the future conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. For instance, our clinical trials of infigratinib and fosdenopterin each included patients outside of the United States and our Phase 3 clinical trials of acoramidis include patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our ongoing and planned Phase 3 clinical trials of acoramidis, for which we have enrolled, and plan to enroll, cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

From time to time, we may publish interim, “top-line,” or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of transthyretin amyloidosis; BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; fosdenopterin for the treatment of molybdenum cofactor deficiency type A; BBP-551 for the treatment of Leber congenital amaurosis, or LCA, due to inherited mutations in RPE65 or LRAT genes and for the treatment of retinitis pigmentosa; infigratinib for the treatment of cholangiocarcinoma; and BBP-812 for the treatment of Canavan Disease. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; fosdenopterin for the treatment of molybdenum cofactor deficiency type A; and BBP-551 for the treatment of retinitis pigmentosa and for the treatment of Leber’s congenital amaurosis; BBP-631 for the treatment of congenital adrenal hyperplasia; and BBP-812 for the treatment of Canavan Disease. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of, orphan drug designation for our product candidates could have a material adverse effect on our prospects.

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

Certain of our product candidates are based on a novel adeno-associated virus, or AAV, gene therapy technology with which there is limited clinical or regulatory experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

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

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. For example, an increasingly anticipated side effect of AAV gene therapy is the development of a T-cell immunological response, most often seen affecting the liver. Any actual or perceived negative effects of our AAV gene therapy product candidates or those under development by third parties could impair our ability to continue the development of these product candidates and have an adverse effect on our prospects.

The FDA has granted rare pediatric disease designation to fosdenopterin for the treatment of molybdenum cofactor deficiency type A. However, a marketing application for fosdenopterin, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to fosdenopterin for the treatment of molybdenum cofactor deficiency type A, or MoCD Type A. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for fosdenopterin. The FDA may determine that an NDA for fosdenopterin, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•	MoCD Type A no longer meets the definition of a rare pediatric disease;
•	the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•	the NDA is not deemed eligible for priority review;
•

the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•

the NDA is approved for a different adult indication than the rare pediatric disease for which fosdenopterin is designated (for example, if fosdenopterin is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, fosdenopterin).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022, although it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended through federal lawmaking. Absent any such extension, if the NDA for fosdenopterin is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

Although BBP-589 has received fast track designation for the treatment of dystrophic epidermolysis bullosa, or DEB, fosdenopterin has received breakthrough therapy designation for MoCD, BBP-009 has received breakthrough therapy designation for the reduction of life-long, serious clinical morbidity and disease burden of persistently developing BCCs in patients with basal cell nevus syndrome, or BCNS, which is also known as Gorlin Syndrome, infigratinib has received fast track designation for the first-line treatment of adult patients with unresectable locally advanced or metastatic cholangiocarcinoma with FGFR2 gene fusions or translocations, and BBP-551 has received fast track designation for the treatment of LCA due to inherited mutations in LRAT and RPE65 genes and for the treatment of autosomal recessive RP due to inherited mutations in LRAT and RPE genes, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations.

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

In connection with the clinical development of our drug candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our drug candidates. For example, we are currently developing a companion diagnostic for infigratinib in patients with CCA in collaboration with Foundation Medicine, or FMI. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

If competitors are able to obtain marketing approval for biosimilars referencing any of our products, if approved, our products may become subject to competition from such biosimilars, which would impair our ability to successfully commercialize and generate revenues from sales of such products.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of research and preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to a license agreement with Alexion Pharma International Operations Unlimited Company, or Alexion, pursuant to which we depend on Alexion for the clinical development and commercialization of acoramidis in Japan. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, infigratinib, BBP-454, BBP-631, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

We are party to various agreements that we depend on to operate our business, and our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. For example, we are a party to an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and may need to obtain additional licenses from others to advance our research and development activities to allow the commercialization of acoramidis or any other product candidates we may identify and pursue. Our license agreement with Stanford imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In particular, under our license agreement with Stanford, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. We are also a party to a license agreement with Novartis International Pharmaceutical Ltd. for infigratinib under which we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize at least one therapeutic product incorporating infigratinib in the United States and the European Union.

In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. For example, if our license agreement with Stanford is terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to acoramidis and we may be required to cease our development and commercialization of acoramidis. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that acoramidis, infigratinib, BBP-454, BBP-631 or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.
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

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights.

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

Our agreements with employees and our personnel policies provide that any inventions conceived by an individual in the course of rendering services to us shall be our exclusive property. Although our policy is to have all such individuals enter into these agreements, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property may not be automatic upon the creation of an invention and despite such agreement, such inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Additionally, we may develop companion diagnostic tests for use with our product candidates. For instance, we are partnered with FMI to develop a companion diagnostic for use in our planned NDA submission for infigratinib for second-line CCA. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation 2016/679, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, which governs the collection and use of personal health data in the European Union, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our four key value drivers are pursuing, including but not limited to: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to acoramidis; pemigatinib, a small molecule FGFR inhibitor, a competitor to infigratinib; NBI-74788, a corticotropin releasing factor receptor antagonist, a competitor to BBP-631; and MRTX849, a KRAS G12C inhibitor, a competitor to BBP-454. If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

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

We focus research and product development on treatments for Mendelian diseases and genetically driven cancers, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for the product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, even if approved, acoramidis will not be the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.

Risks Related to Our Business and Industry

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, our Management Committee as well as the other members of our scientific and clinical teams. However, some of these executive officers, directors and other personnel split their time between BridgeBio and certain of our other subsidiaries. For instance, Neil Kumar serves as chief executive officer and a director both to us and Eidos; Uma Sinha and Cameron Turtle each serves as an executive officer of both us and Eidos (with Dr. Sinha also serving as a director of Eidos); Eric Aguiar and Ali Satvat each serve as a director of both us and Eidos; and Eric David serves as chief executive officer of both Adrenas Therapeutics, Inc. and Aspa Therapeutics, Inc. As a result, these executive officers, directors and members of our Management Committee may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of June 30, 2020, we had 77 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

As of June 30, 2020, we had 328 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs due to the global COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or business to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our CMOs’ ability to manufacture product, forcing closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and duration of COVID-19 pandemic and the actions to contain the pandemic or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.

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

As of June 30, 2020, we and our subsidiaries had total consolidated indebtedness of $642.5 million, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $75.0 million of indebtedness under our Amended and Restated Loan and Security Agreement and $17.5 million of indebtedness outstanding under the Eidos’ SVB and Hercules Loan Agreement. In addition, with the Fourth Amendment to our Credit Agreement in April 2020 increasing the available facilities to $125.0 million, we may borrow additional amounts thereunder from Hercules and become subject to additional obligations and restrictions in connection with these additional borrowings. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes offered hereby, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as risks associated with our indebtedness under our 2027 Notes and our Amended and Restated Loan and Security Agreement, Eidos’ indebtedness under the SVB and Hercules Loan Agreement, our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

In June 2018, we entered into a loan and security agreement, or the Loan and Security Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we were extended a term loan in the aggregate principal amount of up to $35.0 million. In December 2018, we entered into an amendment to the Loan and Security Agreement with Hercules, pursuant to which we were extended an additional term loan in the aggregate principal amount of up to $20.0 million. In May 2019, we entered into a second amendment to the Loan and Security Agreement with Hercules, pursuant to which we were extended a second additional term loan in the aggregate principal amount of up to $20.0 million, increasing the total principal amount outstanding to $75.0 million under the Loan and Security Agreement, as amended to date, or the Amended and Restated Loan and Security Agreement. In March 2020, we executed a third amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions. In April 2020, we entered into a fourth amendment to the Hercules Term Loan, which among other things, increased the available loan facilities aggregating to $125.0 million. The Amended and Restated Loan and Security Agreement may restrict our ability, among other things, to:

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

As of June 30, 2020, we had working capital of $769.3 million and cash, cash equivalents and marketable securities of $840.9 million. We expect that our cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete ongoing and planned clinical trials, including Eidos’ ongoing and planned Phase 3 clinical trials of acoramidis; our Phase 2 clinical trial of infigratinib in CCA as a second-line therapy, Phase 3 clinical trial of infigratinib in CCA as a first-line therapy, Phase 3 clinical trial of infigratinib in adjuvant UC, and Phase 2 clinical trial of infigratinib in achondroplasia; and our Phase 1/2 clinical trial of BBP-589 in dystrophic epidermolysis bullosa;

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

We are an “emerging growth company” as defined in the JOBS Act, and we currently take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

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

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company as of December 31, 2020.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our historical financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

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

Pursuant to our Amended and Restated 2019 Stock Option and Incentive Plan, or the A&R 2019 Plan, we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2019 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Shares of unvested restricted stock and common stock issued and outstanding as of the 2019 Reorganization will become available for sale immediately upon the vesting of such shares. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff agreement, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2020, we filed a registration statement on Form S-3/ASR that became effective automatically upon filing. Pursuant to this registration statement, we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. In July 2020, we filed a registration statement on Form S-3/ASR relating to the offer and resale from time to time by certain of our stockholders, of up to an aggregate of 65,121,374 shares of our common stock. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Based upon our common stock outstanding as of June 30, 2020, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 54.3% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to the following:

•

the timing, results and cost of, and level of investment in, our clinical development activities for our current product candidates and any other product candidates we may identify and pursue, which may change from time to time;

•

the cost of manufacturing our current product candidates and the related materials or other product candidates that we may identify, which may vary depending on the quantity of production and the terms of agreements with manufacturers;

•

our ability to conduct our ongoing and planned clinical trials in accordance with our current plans and to obtain regulatory approval for our current product candidates or other product candidates that we may identify, and the timing and scope of any such approvals we may receive;

•

the timing and success or failure of clinical trials for competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	expenditures that we or will or may incur to acquire or develop additional product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel;
•	the level of demand for our current product candidates or other product candidates that we may identify, should they receive approval, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies;
•

the risk/benefit profile, cost and reimbursement policies with respect to our current product candidates or other product candidates that we may identify, if approved, and existing and potential future drugs that compete with our product candidates; and

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income earned by other subsidiaries, controlled entities or BridgeBio. In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The Tax Act generally eliminates the ability to carry back any NOLs to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

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

We expect the rules and regulations applicable to us as a public company to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b)  Use of Proceeds from Public Offering of Common Stock

On June 26, 2019, our Registration Statements on Form S-1 (File Nos. 333-231759 and 333-232376) relating to our IPO were declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

(c)  Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-38959	3.2	July 3, 2019

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.3	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	May 24, 2019

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

10.1†	Fourth Amendment to Loan and Security Agreement, dated April 27, 2020	—	—	—	Filed herewith

10.2	Open Market Sale AgreementSM, dated as of July 7, 2020	S-3	333-239734	1.2	July 7, 2020
10.3#	Amended and Restated 2019 Stock Option and Incentive Plan and Forms thereunder	S-8	333-239718	99.1	July 7, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission.
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

#	Indicates a management plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BridgeBio Pharma, Inc.

Date: August 11, 2020	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer)