Form 10-Q
period 2020-09-30
BridgeBio Pharma, Inc.
filed 2020-11-05
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 122,568,216 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$366,967	$363,773
Short-term marketable securities	343,714	182,220
Receivable from a related party	8,000	2,845
Prepaid expenses and other current assets	26,703	19,784
Total current assets	745,384	568,622
Property and equipment, net	16,182	5,625
Operating lease right-of-use assets, net	9,644	—
Long-term marketable securities	—	31,144
Other assets	16,483	26,288
Total assets	$787,693	$631,679
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,839	$8,852
Accrued compensation and benefits	18,755	13,317
Accrued research and development liabilities	24,901	20,896
Accrued professional services	4,706	2,222
LEO call option liability	5,198	4,078
Build-to-suit lease obligation	—	8,000
Operating lease liabilities, current portion	3,617	—
Other accrued liabilities	8,691	3,020
Total current liabilities	75,707	60,385
Term loans, noncurrent, net	93,392	91,791
2027 Notes, net	378,502	—
Operating lease liabilities, net of current portion	8,236	—
Other liabilities	13,469	3,527
Total liabilities	569,306	155,703
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	2,574	2,243
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 124,957,091 shares issued and 122,542,410 shares outstanding as of September 30, 2020, 123,658,287 shares issued and outstanding as of December 31, 2019	125	124
Treasury stock, at cost; 2,414,681 shares as of September 30, 2020, nil as of December 31, 2019	(75,000)	—
Additional paid-in capital	1,006,944	848,107
Accumulated other comprehensive income	461	254
Accumulated deficit	(768,774)	(440,031)
Total BridgeBio stockholders' equity	163,756	408,454
Noncontrolling interests	52,057	65,279
Total stockholders' equity	215,813	473,733
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$787,693	$631,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$8,127	$26,741	$8,127	$26,741
Operating expenses:
Cost of license revenue	—	2,500	—	2,500
Research and development	92,050	55,278	246,873	152,462
General and administrative	36,016	23,495	108,247	59,381
Total operating expenses	128,066	81,273	355,120	214,343
Loss from operations	(119,939)	(54,532)	(346,993)	(187,602)
Other income (expense), net:
Interest income	692	2,736	3,567	6,505
Interest expense	(10,929)	(2,113)	(25,693)	(5,725)
Share in net loss of an equity method investment	—	(6,589)	—	(16,144)
Other income (expense)	9	(166)	(1,344)	(1,468)
Total other income (expense), net	(10,228)	(6,132)	(23,470)	(16,832)
Net loss	(130,167)	(60,664)	(370,463)	(204,434)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	14,308	684	41,720	17,305
Net loss attributable to common stockholders of BridgeBio	$(115,859)	$(59,980)	$(328,743)	$(187,129)
Net loss per share, basic and diluted	$(0.98)	$(0.51)	$(2.79)	$(1.86)
Weighted-average shares used in computing net loss per share, basic and diluted (2)	118,168,063	117,071,188	117,663,038	100,855,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

The weighted-average shares used in computing net loss per share, basic and diluted for the three and nine months ended September 30, 2019 were retroactively adjusted as a result of the 2019 Reorganization. See Note 13 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(130,167)	$(60,664)	$(370,463)	$(204,434)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(397)	152	207	152
Comprehensive loss	(130,564)	(60,512)	(370,256)	(204,282)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	14,308	684	41,720	17,305
Comprehensive loss attributable to common stockholders of BridgeBio	$(116,256)	$(59,828)	$(328,536)	$(186,977)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (3)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interests	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interests	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	3,053	121,359,855	124	2,414,681	(75,000)	986,746	726	(531,881)	380,715	68,303	449,018
Issuance of shares under equity compensation plans	—	264,583	—	—	—	691	—	—	691	—	691
Issuance of shares under the 2020 Stock and Equity Exchange Program	—	626,820	1	—	—	1,069	—	—	1,070	(1,070)	—
Stock-based compensation	—	—	—	—	—	7,295	—	—	7,295	—	7,295
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,537	3,537
Transfers from (to) noncontrolling interests	431	—	—	—	—	(3,110)	—	—	(3,110)	2,679	(431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	132	—	132	—	132
Net loss	(1,578)	—	—	—	—	—	—	(121,034)	(121,034)	(13,602)	(134,636)
Balances as of June 30, 2020	1,906	122,251,258	125	2,414,681	(75,000)	992,691	858	(652,915)	265,759	59,847	325,606
Issuance of shares under equity compensation plans	—	249,971	—	—	—	462	—	—	462	—	462
Issuance of common stock under ESPP	—	49,696	—	—	—	1,205	—	—	1,205	—	1,205
Repurchase of shares to satisfy tax withholding	—	(8,515)	—	—	—	(243)	—	—	(243)	—	(243)
Stock-based compensation	—	—	—	—	—	11,748	—	—	11,748	—	11,748
Issuance of noncontrolling interests	1,000	—	—	—	—	—	—	—	—	7,267	7,267
Transfers from (to) noncontrolling interests	799	—	—	—	—	1,081	—	—	1,081	(1,880)	(799)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(397)	—	(397)	—	(397)
Net loss	(1,131)	—	—	—	—	—	—	(115,859)	(115,859)	(13,177)	(129,036)
Balances as of September 30, 2020	$2,574	122,542,410	$125	2,414,681	$(75,000)	$1,006,944	$461	$(768,774)	$163,756	$52,057	$215,813

	Nine Months Ended September 30, 2019
	Redeemable				Accumulated		Total
	Convertible			Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2018 (3)	$122	92,057,704	$92	$494,231	$—	$(179,444)	$314,879	$62,361	$377,240
Issuance of shares under equity compensation plans	—	518,511	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	1,236	—	—	1,236	—	1,236
Repayment of nonrecourse notes	—	—	—	179	—	—	179	—	179
Issuance of noncontrolling interests	—	—	—	—	—	—	—	1,320	1,320
Transfers from (to) noncontrolling interests	870	—	—	(2,968)	—	—	(2,968)	2,098	(870)
Net loss	(790)	—	—	—	—	(61,185)	(61,185)	(7,461)	(68,646)
Balances as of March 31, 2019	202	92,576,215	92	492,678	—	(240,629)	252,141	58,318	310,459
Issuance of shares under equity compensation plans	—	604,144	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,188		—	2,188	—	2,188
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	(27,024)	(27,024)
Transfers from (to) noncontrolling interests	658	—	—	(25,440)	—	—	(25,440)	24,782	(658)
Net loss	(685)	—	—	—	—	(65,964)	(65,964)	(7,685)	(73,649)
Balances as of June 30, 2019	175	93,180,359	92	469,426	—	(306,593)	162,925	48,391	211,316
Issuance of shares under equity compensation plans	—	604,143	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,953	—	—	3,953	—	3,953
Issuance of common stock at $17.00 per share in connection with the initial public offering, net of issuance costs of $34,538	—	23,575,000	24	366,213	—	—	366,237	—	366,237
Issuance (repurchase) of noncontrolling interest	3,196	—	—	—	—	—	—	(98)	(98)
Transfers from (to) noncontrolling interests	(166)	—	—	(13,529)	—	—	(13,529)	13,695	166
Unrealized gains on available-for-sale securities	—	—	—	—	152	—	152	—	152
Net loss	(635)	—	—	—	—	(59,980)	(59,980)	(49)	(60,029)
Balances as of September 30, 2019	$2,570	117,359,502	$116	$826,063	$152	$(366,573)	$459,758	$61,939	$521,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

The consolidated balances as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements as of those dates. The consolidated balances as of December 31, 2018 were retroactively adjusted, including shares and per share amounts, as a result of the 2019 Reorganization. See Note 13 to the condensed consolidated financial statements for additional details.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
Operating activities:	2020	2019
Net loss	$(370,463)	$(204,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	46,313	11,367
Share in net loss of equity method investments	—	16,144
Accretion of 2027 Notes and term loans	12,315	722
Acquired in-process research and development assets	—	3,560
LEO call option expense	1,120	1,012
Other noncash adjustments	7,324	1,248
Changes in operating assets and liabilities:
Receivable from a related party	(5,155)	—
Prepaid expenses and other current assets	(5,391)	(12,541)
Other assets	(194)	(1,664)
Accounts payable	547	(3,239)
Accrued compensation and benefits	2,395	3,533
Accrued research and development liabilities	4,004	4,284
Accrued professional services	1,151	798
Operating lease liabilities	(2,309)	—
Other accrued and other liabilities	4,890	1,826
Net cash used in operating activities	(303,453)	(177,384)
Investing activities
Purchases of marketable securities	(269,802)	(197,745)
Maturities of marketable securities	139,016	—
Cash paid for in-process research and development assets acquired	—	(2,500)
Cash and cash equivalents acquired in ML Bio asset acquisition	—	784
Proceeds from disposal of property and equipment	147	—
Purchases of property and equipment	(5,372)	(891)
Net cash used in investing activities	(136,011)	(200,352)
Financing activities
Proceeds from issuance of common stock in connection with the initial public offering, net	—	366,237
Proceeds from issuance of 2027 Notes	550,000	—
Issuance costs and discounts associated with issuance of 2027 Notes	(13,039)	—
Purchase of capped calls	(49,280)	—
Repurchase of common stock	(75,000)	—
Proceeds from issuance of noncontrolling interest to Alexion	—	23,309
Proceeds from repayment of nonrecourse notes	—	179
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	24,094	—
Proceeds from term loans, net of issuance costs	—	19,787
Proceeds from issuance of redeemable convertible noncontrolling interests to third-party investors	2,000	1,500
MyoKardia distributions	—	(997)
Repurchase of noncontrolling interest	—	(55,011)
Proceeds from common stock issuances under ESPP	1,205	—
Repurchase of shares to satisfy tax withholding	(243)	—
Proceeds from stock option exercises, net of repurchases	2,921	884
Net cash provided by financing activities	442,658	355,888
Net increase (decrease) in cash, cash equivalents and restricted cash	3,194	(21,848)
Cash, cash equivalents and restricted cash at beginning of period	364,197	436,245
Cash, cash equivalents and restricted cash at end of period	$367,391	$414,397
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,281	$4,336
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Deferred merger transaction costs included in accounts payable and accrued professional services	$1,527	$—
Recognition of property and equipment previously classified in other assets	$10,000	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$11,814	$—
Transfers from (to) noncontrolling interests (Note 6)	$9,572	$(41,937)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly-owned subsidiaries and controlled entities, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net loss attributable to noncontrolling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

In determining whether an entity is considered a controlled entity, we applied the VIE and Voting Interest Entity (“VOE”) models. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it has a controlling financial interest in the entity through its ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights. We assess whether we are the primary beneficiary of a VIE or whether we have a majority voting interest for entities consolidated under the VOE model at the inception of the arrangement and at each reporting date. Refer to Note 5.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim periods.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2019 condensed consolidated financial statements to conform to the 2020 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
	(in thousands)
Cash and cash equivalents	$366,967	$413,973
Restricted cash (1)	424	424
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$367,391	$414,397

(1)	Included in “Other assets” in the condensed consolidated balance sheets as of the dates presented.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Capped Call Transactions

In March 2020, in connection with the issuance of the 2027 Notes (see Note 9), BridgeBio entered into certain capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the 2027 Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted 2027 Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 9). The capped calls meet the conditions outlined in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

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

Leases

Our lease portfolio as of each of January 1, 2020 and September 30, 2020 includes leases for our headquarters, office spaces and laboratory facility. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as operating lease right-of-use assets, and the liability component is recorded as current portion of operating lease liabilities and operating lease liabilities, net of current portion in our condensed consolidated balance sheet. As of September 30, 2020, we have not recorded any finance leases.

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

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an EGC or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

As described in “Recently Adopted Accounting Pronouncements” below, we early adopted certain accounting standards, as the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an EGC.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs under operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, issued in November 2019, delayed the effective date of Topic 842 for non-public business entities to January 1, 2021 but early adoption is still permitted.

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

The adjustments due to the adoption of ASC 842 primarily related to the recognition of right-of-use assets of $9.2 million and lease liabilities of $11.5 million at January 1, 2020 for our operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. The right-of-use assets were determined based on the value of the lease liabilities, adjusted for the deferred rent balances of approximately $2.3 million. Upon adoption of ASC 842, we also (i) derecognized the build-to-suit lease asset of $10.0 million previously presented in other assets as of December 31, 2019, and recognized a construction-in-progress asset for the same amount, and (ii) derecognized the build-to-suit lease liability of $8.0 million as of December 31, 2019 and recognized a liability presented in other accrued liabilities (see Note 12). The adoption did not have a material impact on our accumulated deficit and on our condensed consolidated statements of operations and cash flows.

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

ASU 2018-15 – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15 – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. The guidance amends ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. We early adopted this guidance effective January 1, 2020. The adoption of this guidance did not materially impact our condensed consolidated financial statements.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASU 2020-10, Codification Improvements. In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our condensed consolidated financial statements.

3.	Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$265,674	$265,674	$—	$—
Short-term marketable securities:
U.S. treasury bills	59,988	—	59,988	—
U.S. treasury notes	75,736	—	75,736	—
Commercial paper	136,271	—	136,271	—
Corporate debt securities	71,719	—	71,719	—
Total short-term marketable securities	343,714	—	343,714	—
Total cash equivalents and marketable securities	$609,388	$265,674	$343,714	$—
Liabilities:
LEO call option liability	$5,198	$—	$—	$5,198
Embedded derivative	1,301	—	—	1,301
Total financial liabilities	$6,499	$—	$—	$6,499

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

LEO Call Option Liability

The valuation of the LEO call option (see Note 7) contains unobservable inputs that reflect our own assumptions for which there is little, if any, market activity at the measurement date. Accordingly, the LEO call option liability is remeasured to fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The uncertainty of the fair value measurement due to the use of unobservable inputs and interrelationships between these unobservable inputs could result in higher or lower fair value measurement.

We estimated the fair value of the LEO call option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

	September 30,	December 31,
	2020	2019
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	0.1%-14.8%	1.6%-13.1%
Expected term (in years)	1.25-6.25	0.67-5.25
Expected volatility	77.5%-87.0%	60.0%-68.0%
Risk-free interest rate	1.39%-1.67%	2.34%-2.46%
Dividend yield	—	—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth a summary of the change in the estimated fair value of the LEO call option:

Total
(in thousands)
Balance as of December 31, 2019	$4,078
Change in fair value upon remeasurement recognized as other expense	1,120
Balance as of September 30, 2020	$5,198

Eidos Embedded Derivative Liability in Loan Agreement

For the SVB and Hercules Loan entered into in November 2019 (see Note 9), Eidos determined that the requirement to pay a fee (“Success Fee”) upon certain events is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event.

2027 Notes

The fair value of the 2027 Notes (see Note 9), which differs from its carrying value, is determined by prices for the 2027 Notes observed in market trading. The market for trading of the 2027 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of September 30, 2020, the estimated fair value of the 2027 Notes, which have an aggregate face value of $550.0 million, was $611.1 million based on the market price on the last trading day for the period.

Term Loans

The fair value of our outstanding term loans (see Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loans approximates the carrying amount, as the term loans bear a floating rate that approximates the market interest rate.

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	September 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$265,674	$—	$—	$265,674
Short-term marketable securities:
U.S. treasury bills	59,977	11	—	59,988
U.S. treasury notes	75,479	258	(1)	75,736
Commercial paper	136,271	—	—	136,271
Corporate debt securities	71,526	193	—	71,719
Total short-term marketable securities	343,253	462	(1)	343,714
Total cash equivalents and marketable securities	$608,927	$462	$(1)	$609,388

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

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of September 30, 2020, our short-term marketable securities have an average contractual maturity of approximately 6.8 months. As of September 30, 2020, we do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

5.	Variable Interest and Voting Interest Entities

Consolidated VIEs

We have either created or made investments in entities that are either wholly or partially-owned subsidiaries and VIEs. Our consolidated VIEs currently in the clinical phase of development include Phoenix Tissue Repair, Inc. (“PTR”), QED Therapeutics, Inc. (“QED”), Origin Biosciences, Inc. (“Origin”), ML Bio Solutions, Inc. (“ML Bio”) and Navire Pharma, Inc. (“Navire”).

During the nine months ended September 30, 2020, BridgeBio made investments in QED of $90.0 million, Origin of $32.0 million, PTR of $11.0 million, ML Bio of $13.0 million, Navire of $7.9 million and all other consolidated VIEs of $142.1 million in exchange for shares of redeemable convertible preferred stock of the respective entities. The investments made in these VIEs are for the progression of research and development programs as well as for commercial launch readiness activities.

As of September 30, 2020 and December 31, 2019, there were no significant restrictions on the VIE assets or liabilities except for cash and certain property and equipment held by our VIEs presented below, which are generally restricted for use by the respective VIEs. For VIEs, BridgeBio calculates the maximum exposure to loss to be equal to the amount invested in the equity of the VIE.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides the assets and liabilities for all consolidated VIEs as of September 30, 2020:

	Origin	ML Bio	QED	PTR	Navire	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$16,591	$12,860	$49,299	$4,280	$5,148	$45,036	$133,214
Receivable from a related party	—	—	—	—	8,000	—	8,000
Prepaid expenses and other current assets	645	206	4,942	363	219	3,900	10,275
Total current assets	17,236	13,066	54,241	4,643	13,367	48,936	151,489
Property and equipment, net	12	83	196	48	1	14,158	14,498
Operating lease right-of-use assets	—	—	933	366	—	1,771	3,070
Other assets	49	—	10,501	302	133	1,506	12,491
Total assets	$17,297	$13,149	$65,871	$5,359	$13,501	$66,371	$181,548
Liabilities:
Current liabilities:
Accounts payable	$512	$151	$2,207	$97	$561	$3,173	$6,701
Accrued compensation and benefits	626	268	4,492	928	43	1,687	8,044
Accrued research and development liabilities	1,903	1,235	8,684	669	322	4,120	16,933
Accrued professional services	29	23	160	25	25	521	783
Operating lease liabilities, current portion	—	—	1,021	131	—	283	1,435
Other accrued liabilities	1,061	3	788	44	18	4,441	6,355
Total current liabilities	4,131	1,680	17,352	1,894	969	14,225	40,251
Operating lease liabilities, net of current portion	—	—	—	250	—	2,484	2,734
Other liabilities	12	22	3,821	65	58	274	4,252
Total liabilities	$4,143	$1,702	$21,173	$2,209	$1,027	$16,983	$47,237

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides the assets and liabilities for all consolidated VIEs as of December 31, 2019:

	Adrenas	Aspa	ML Bio	QED	Theras	All Other	Total
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$6,453	$1,695	$7,432	$27,781	$6,351	$31,600	$81,312
Receivable from a related party	—	—	—	2,845	—	—	2,845
Prepaid expenses and other current assets	906	758	17	4,437	2,555	2,416	11,089
Total current assets	7,359	2,453	7,449	35,063	8,906	34,016	95,246
Property and equipment, net	3,189	274	98	281	3	325	4,170
Other assets	—	10,000	—	11,313	—	637	21,950
Total assets	$10,548	$12,727	$7,547	$46,657	$8,909	$34,978	$121,366
Liabilities:
Current liabilities:
Accounts payable	$526	$219	$19	$1,443	$23	$1,341	$3,571
Accrued compensation and benefits	923	156	67	3,396	243	3,352	8,137
Accrued research and development liabilities	757	567	—	8,931	212	5,293	15,760
Accrued professional services	83	280	7	435	4	363	1,172
Build-to-suit lease obligation	—	8,000	—	—	—	—	8,000
Other accrued liabilities	290	38	—	180	33	592	1,133
Total current liabilities	2,579	9,260	93	14,385	515	10,941	37,773
Other liabilities	951	—	—	161	—	24	1,136
Total liabilities	$3,530	$9,260	$93	$14,546	$515	$10,965	$38,909

VIEs included in the “All Other” category of the above tables are not significant individually for separate presentation as of the respective dates presented. Going forward, BridgeBio may not provide any further investment in certain of these VIEs.

Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through September 30, 2020, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model during all periods presented.

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

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Eidos Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof (the “2019 Sales Agreement”). Eidos will pay to the applicable Eidos Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos issued 385,613 shares under this offering and received $23.9 million of net proceeds through December 31, 2019. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Noncontrolling Interests

As of September 30, 2020 and December 31, 2019, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting periods. During the three and nine months ended September 30, 2020, such adjustments in the aggregate amounts of $(1.1) million and $(9.6) million, respectively, are recorded to additional paid-in capital. During the three and nine months ended September 30, 2019, such adjustments in the aggregate amounts of $13.5 million and $41.9 million are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity. As a result of the Exchange Program in April 2020, which is further discussed in Note 14, we have increased our ownership in certain of our VIEs and, as a result, ownership of noncontrolling interests have decreased.

The following table provides a rollforward of the redeemable convertible noncontrolling interests balance:

	QED	ML Bio	All Other	Total
	(in thousands)
Balance as of December 31, 2019	$612	$1,557	$74	$2,243
Issuance of redeemable convertible noncontrolling interest	—	1,000	102	1,102
Net loss attributable to redeemable convertible noncontrolling interest	(468)	(338)	(60)	(866)
Transfers to redeemable convertible noncontrolling interest	316	258	—	574
Balance as of March 31, 2020	460	2,477	116	3,053
Net loss attributable to redeemable convertible noncontrolling interest	(480)	(1,077)	(21)	(1,578)
Transfers to redeemable convertible noncontrolling interest	421	10	—	431
Balance as of June 30, 2020	401	1,410	95	1,906
Issuance of redeemable convertible noncontrolling interest	—	1,000	—	1,000
Net loss attributable to redeemable convertible noncontrolling interest	(345)	(735)	(51)	(1,131)
Transfers to redeemable convertible noncontrolling interest	468	331	—	799
Balance as of September 30, 2020	$524	$2,006	$44	$2,574

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a rollforward of the noncontrolling interests balance:

	Adrenas	Aspa	Eidos	PTR	Venthera	All Other	Total
	(in thousands)
Balance as of December 31, 2019	$696	$250	$59,722	$1,298	$140	$3,173	$65,279
Issuance of noncontrolling interest	6	9	26,248	1	16	285	26,565
Transfers to (from) noncontrolling interest	883	649	(15,329)	4	513	1,105	(12,175)
Net loss attributable to noncontrolling interest	(316)	(195)	(8,078)	(1,238)	(324)	(1,215)	(11,366)
Balance as of March 31, 2020	1,269	713	62,563	65	345	3,348	68,303
Issuance of noncontrolling interest	3	4	3,308	1	1	220	3,537
Issuance of BridgeBio shares under the Exchange Program	(23)	(29)	—	—	(22)	(996)	(1,070)
Transfers to (from) noncontrolling interest	(194)	(188)	(1,850)	2,868	453	1,590	2,679
Net loss attributable to noncontrolling interest	(541)	(185)	(10,332)	(591)	(207)	(1,746)	(13,602)
Balance as of June 30, 2020	514	315	53,689	2,343	570	2,416	59,847
Issuance of noncontrolling interest	2	1	3,721	(37)	92	3,488	7,267
Transfers to (from) noncontrolling interest	812	(1)	(2,181)	40	(87)	(463)	(1,880)
Net loss attributable to noncontrolling interest	(358)	(130)	(10,643)	(1,536)	(257)	(253)	(13,177)
Balance as of September 30, 2020	$970	$185	$44,586	$810	$318	$5,188	$52,057

7.	Equity Method Investments

LianBio

LianBio, a related party, is a clinical-stage biopharmaceutical company founded by Perceptive Advisors. LianBio is focused on sourcing the best opportunities and creating new therapeutic paradigms for first-in-class programs to bring the world’s leading science to China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. Pursuant to the exclusivity agreement, BBP LLC also received warrants to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent milestones. The amount of our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. The carrying amount of the investment in LianBio in the condensed consolidated balance sheets represents our maximum loss exposure related to its investment in LianBio. There have been no impairments related to the LianBio investment.

PellePharm

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option is exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We account for the LEO call option as a current liability in our condensed consolidated financial statements because BridgeBio is obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option is exercised. We remeasure the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either is exercised or expires.

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

Subsequent to the deconsolidation of PellePharm, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Subsequent to the adoption of ASU No. 2016-01 in 2019, we account for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of each of September 30, 2020 and December 31, 2019, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. There have been no impairments related to our PellePharm investment.

8.	Commitments and Contingencies

Milestone Compensation Arrangements with Employees

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. We recognize such contingent compensation as stock-based compensation when the related milestone achievement is probable. As of September 30, 2020, the potential milestone compensation amount under these arrangements is up to $230.2 million. This amount includes the performance-based milestone awards that were granted as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) further discussed in Note 14.

We have recognized compensation expense of $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, to be settled in cash. We have recognized compensation expense of $1.7 million for the three and nine months ended September 30, 2020 of performance-based milestone awards that were settled in cash due to achievement of regulatory milestones related to Investigational New Drug Application (“IND”) acceptance and New Drug Application filing that were completed during the three months ended September 30, 2020. We have recognized stock-based compensation expense of $1.9 million and $9.9 million for the three and nine months ended September 30, 2020, respectively, to be settled in equity, which primarily relate to the Exchange Program. We have recognized stock-based compensation expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, to be settled in either cash or equity at our sole election. There were no such expenses in the comparative periods in 2019.

There was no compensation expense recognized for performance milestones assessed to be not probable of achievement.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2020 and December 31, 2019, there were no amounts accrued related to termination charges.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The outstanding 2027 Notes balances consisted of the following:

September 30, 2020
(in thousands)
Liability component
Principal	$550,000
Unamortized debt discount	(163,095)
Unamortized debt issuance costs	(8,403)
Net carrying amount	$378,502
Equity component, net of issuance costs	$169,173

In connection with the issuance of the 2027 Notes, BridgeBio incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and is amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term. The effective interest rate on the liability component of the 2027 Notes for the period from the date of issuance through September 30, 2020 was 8.8%.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended	March 9, 2020 Through
	September 30, 2020	September 30, 2020
	(in thousands)
Contractual interest expense	$3,361	$7,715
Amortization of debt discount	4,612	10,186
Amortization of debt issuance costs	239	528
Total interest and amortization expense	$8,212	$18,429

Future minimum payments under the 2027 Notes as of September 30, 2020, are as follows:

Amount
(in thousands)
Remainder of 2020	$—
Year ending December 31:
2021	13,750
2022	13,750
2023	13,750
2024	13,750
Thereafter	584,375
Total future payments	639,375
Less amounts representing interest	(89,375)
Total principal amount	$550,000

Capped Call and Share Repurchase Transactions with Respect to the 2027 Notes

On March 4, 2020, concurrently with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $62.12 (which represents a premium of 100% over the last reported sale price of BridgeBio’s common stock on March 4, 2020) and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Calls cover 12,878,305 shares of our common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of common stock that initially underlie the 2027 Notes. The Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the 2027 Notes.

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

Additionally, we used approximately $75.0 million of the net proceeds from the Note Offering to repurchase 2,414,681 shares of our common stock concurrently with the closing of the Note Offering from certain of the Initial Purchasers in privately negotiated transactions. The agreed to purchase price per share of common stock in the Repurchases is equal to $31.06, which was the last reported sale price per share of our common stock on The Nasdaq Global Select Market (“Nasdaq”) on March 4, 2020. The shares repurchased are recorded as treasury stock.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date” which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of September 30, 2020), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of September 30, 2020), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of September 30, 2020), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There were no gains or losses arising from the amendment, which is considered a debt modification.

There have not been any additional draws on the $125.0 million additional available facilities as of September 30, 2020. During the three and nine months ended September 30, 2020, we recognized interest expense related to the Hercules Term Loan of $2.0 million and $5.4 million, respectively, of which $0.3 million and $1.0 million, respectively, relate to amortization of debt discount and issuance costs. During the three and nine months ended September 30, 2019, we recognized interest expense related to the Amended Hercules Term Loan of $2.1 million and $5.7 million, of which $0.1 million and $0.7 million, respectively, relate to amortization of debt discount.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon the achievement of a clinical data milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of September 30, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of September 30, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

As of September 30, 2020, the net carrying value of the Tranche A loan is $16.7 million. As of September 30, 2020, there are unamortized debt discounts of $1.8 million. Eidos recorded interest expense and amortization of the debt discount in the amount of $0.6 million and $1.8 million on the Tranche A loan for the three and nine months ended September 30, 2020, respectively.

10.	Out-licensing Agreements

License and Exclusivity Agreements Among QED, BBP LLC and LianBio

In October 2019, our subsidiary, QED entered into an Exclusive License Agreement with LianBio (the “QED-LianBio License Agreement”). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and was granted certain equity rights in an affiliate of the licensee. Additionally, QED is entitled to receive payments from the licensee totaling an aggregate of up to $132.5 million upon the achievement of specified development and sales milestones and tiered royalties on net sales ranging from the low to mid-teens.

We accounted for the QED-LianBio License Agreement and the exclusivity agreement with LianBio, which was concurrently entered into by BBP LLC and LianBio and is further described in Note 7, as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements is not considered to represent a material right.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the year ended December 31, 2019, we recognized $13.8 million in license revenue comprising of $10.0 million in upfront payment received and the fair value of the ordinary shares received valued at approximately $3.8 million. We determined that the license was a right to use the intellectual property of QED and as of December 31, 2019, we had provided all necessary information to the third party to benefit from the license and the license term. As of December 31, 2019, we also determined the contingent milestones related to our ability to exercise the warrants are not probable. As a result, we did not recognize any fair value of the warrants, which we considered to be immaterial, as revenue or record as an asset. As of September 30, 2020, we consider any changes in the fair value of the warrants to remain immaterial.

We consider the future potential development milestone as well as the sales-based royalties to be variable consideration. The future potential milestone payments were not included in the transaction price as they were all determined to be fully constrained under ASC 606. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage.  We expect that the royalty arrangements and sales-based milestones will be recognized when the sales occur or the milestones are achieved because the license is the predominant item to which the royalties or sales-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three and nine months ended September 30, 2020, we received reimbursements for research and development expenses incurred in 2019 amounting to $0 and $2.8 million, respectively, from LianBio, in connection with the QED-LianBio License Agreement. This amount was recorded as reduction in research and development expenses in the fourth quarter of 2019.

License Agreement Between Navire and LianBio

In August 2020, our subsidiary, Navire Pharma, Inc. (“Navire”) entered into an Exclusive License Agreement with LianBio (the “Navire-LianBio License Agreement”). The Navire-LianBio License Agreement focuses on the Phase 1-ready SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we will receive a nonrefundable $8.0 million upfront payment. We will also receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories.

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements is not considered to represent a material right.

During the three months ended September 30, 2020, we recognized $8.0 million in license revenue which comprised of the upfront payment. The amount is presented as “Receivable from a related party” in our condensed consolidated balance sheet as of September 30, 2020. We determined that the license was a right to use the intellectual property of Navire and as of September 30, 2020, we had provided all necessary information to LianBio to benefit from the license and the license term.

We consider the future potential development milestone as well as the sales-based royalties to be variable consideration. The future potential milestone payments were not included in the transaction price as they were all determined to be fully constrained under ASC 606. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage.  We expect that the royalty arrangements and sales-based milestones will be recognized when the sales occur or the milestones are achieved because the license is the predominant item to which the royalties or sales-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License Agreements Between Eidos and Alexion

In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop, manufacture and commercialize in Japan the compound known as acoramidis (previously known as BBP-265 or AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

Eidos also entered into a stock purchase agreement with Alexion, under which Eidos sold to Alexion 556,173 shares of Eidos common stock at a price per share of $44.95, for an aggregate purchase price of approximately $25.0 million. The excess of the purchase price over the value of the Eidos shares, determined based on the closing price of a share of Eidos’ common stock of $41.91 as reported on Nasdaq as of the date of execution, was $1.7 million and recognized in revenue as part of the upfront payment as discussed below.

Eidos is also eligible to receive $30.0 million in regulatory milestone payments subject to the achievement of regulatory milestones. Eidos will also receive royalty payments in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into market.

Eidos accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, Eidos entered into a clinical supply agreement and will enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun.

Eidos considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. Eidos excluded the regulatory milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of Eidos’ control. As the sales-based royalties are all related to the license of the intellectual property rights, Eidos will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606-10-55-65. Eidos will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Eidos finalized the clinical supply agreement with Alexion on July 10, 2020, which was determined to be a separate performance obligation from the license. Eidos has billed $0.1 million in August 2020 to Alexion and recognized $0.1 million of license revenue from the clinical supply agreement. Direct costs for the three and nine months ended September 30, 2020 were immaterial.

11.	In-licensing Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. During the three and nine months ended September 30, 2020, Eidos did not recognize research and development expenses in connection with this agreement. During the three and nine months ended September 30, 2019, Eidos recognized research and development expenses of zero and $0.2 million, respectively, in connection with this agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). During the three and nine months ended September 30, 2020, TheRas did not recognize research and development expenses in connection with this agreement. Nominal expense was recognized in connection with this agreement during the three and nine months ended September 30, 2019.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the three and nine months ended September 30, 2020, TheRas recognized research and development expenses of $0.8 million and $1.8 million, respectively, in connection with the Leidos Agreements. During the three and nine months ended September 30, 2019, TheRas recognized research and development expenses of $0.4 million and $1.0 million, respectively, in connection with the Leidos Agreements.

Foundation Medicine Diagnostics Agreement

In November 2018, QED and Foundation Medicine, Inc. entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. During the three and nine months ended September 30, 2020, QED recognized research and development expenses of $1.0 million and $2.8 million, respectively, in connection with this agreement. During the three and nine months ended September 30, 2019, QED recognized research and development expenses of zero and $0.3 million, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

12.	Leases

Operating Leases

We have operating leases for our corporate headquarters, office spaces and a laboratory facility with a weighted average remaining lease term of approximately 5.2 years. Certain leases include renewal options at our discretion and we include the extension options when we determine the lease term for our operating leases, if we are reasonably certain that the extension option would be exercised. The lease liabilities were measured using a weighted average discount rate of 5.9% based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. The components of lease cost for the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Straight line operating lease cost	$995	$2,684
Variable lease payments	257	558
Total lease cost	$1,252	$3,242

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, future minimum lease payments for our noncancelable operating leases under ASC 842 are as follows:

Amount
(in thousands)
Remainder of 2020	$1,075
Year ending December 31:
2021	3,895
2022	2,399
2023	1,485
2024	1,224
Thereafter	3,798
Total future minimum lease payments	13,876
Imputed interest	(2,023)
Total	$11,853

Reported as of September 30, 2020
Operating lease liabilities, current portion	$3,617
Operating lease liabilities, net of current portion	8,236
Total operating lease liabilities	$11,853

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of January 1, 2020, upon adoption of ASC 842, we derecognized the build-to-suit lease asset of $10.0 million as we do not control the dedicated manufacturing suite during the construction phase. Under the new lease guidance, we recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction phase of the dedicated manufacturing suite is expected to be completed later in 2020. The remaining $4.0 million payable related to the dedicated manufacturing suite is recorded as part of other current liabilities as of September 30, 2020.

13.	2019 Reorganization and IPO and 2020 Shelf Registration

2019 Reorganization and IPO

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

2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of September 30, 2020.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Equity-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$4,974	$1,648	$310	$6,932	$13,194	$4,011	$538	$17,743
General and administrative	8,895	1,792	80	10,767	24,260	4,074	236	28,570
Total stock-based compensation	$13,869	$3,440	$390	$17,699	$37,454	$8,085	$774	$46,313

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$609	$626	$102	$1,337	$609	$1,630	$121	$2,360
General and administrative	3,343	969	128	4,440	6,767	2,095	145	9,007
Total stock-based compensation	$3,952	$1,595	$230	$5,777	$7,376	$3,725	$266	$11,367

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes our share activity under the A&R 2019 Plan and the 2019 Inducement Plans (the “Plans”):

	A&R 2019 Plan	2019 Inducement Plan
Balance as of December 31, 2019	53,067	489,064
Authorized	8,682,914	—
Granted — Stock options	(2,229,707)	(306,000)
Granted — Stock options — Exchange Program	(1,268,110)	—
Granted — Restricted stock units	(780,865)	(165,255)
Granted — Restricted stock awards — Exchange Program	(50,145)	—
Granted — Common stock	(8,491)	—
Granted — Common stock — Exchange Program	(554,064)	—
Granted — Market-based restricted stock units	—	(2,380)
Granted — Performance-based restricted stock units	(56,738)	(16,060)
Granted — Performance-based milestone restricted stock awards	(73,248)	—
Granted — Performance-based restricted stock awards — Exchange Program	(22,611)	—
Cancelled — Stock options	3,629	2,832
Cancelled — Stock options — Exchange Program	8,907	—
Cancelled — Restricted stock units	22,497	7,772
Repurchase of shares to satisfy tax withholding	8,515	—
Balance as of September 30, 2020	3,735,550	9,973

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”), which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (RSAs)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in shares of BridgeBio’s common stock in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio will increase its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest will decrease (see Note 6).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards is probable of achievement and represents the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards will be recognized over a period ranging from 0.7 year to 1.7 years. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other liabilities” in the condensed consolidated balance sheet as of September 30, 2020 due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date. For the three and nine months ended September 30, 2020, we recognized $1.9 million and $9.9 million, respectively, of such performance-based milestone awards. We have recognized stock-based compensation expense of $2.0 million for the three and nine months ended September 30, 2020 for performance-based milestone awards that were settled with 73,248 restricted stock awards due to achievement of regulatory milestones related to IND acceptance that were completed during the three months ended September 30, 2020.  There were no such compensation awards in the comparative periods in 2019.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2020:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,626,777	$20.10	9.6	$70,348
Granted	2,535,707	$30.35
Granted — Exchange Program	1,268,110	$1.65
Exercised	(62,526)	$17.00
Exercised — Exchange Program	(366,156)	$1.69
Cancelled	(6,461)	$24.81
Cancelled — Exchange Program	(8,907)	$2.83
Outstanding as of September 30, 2020	7,093,497	$23.79	9.1	$97,929
Outstanding as of September 30, 2020 — Exchange Program	893,047	$1.62	8.5	$32,057
Exercisable as of September 30, 2020	1,267,507	$18.52	8.8	$24,084
Exercisable as of September 30, 2020 — Exchange Program	675,818	$1.44	8.4	$24,385

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2020 and December 31, 2019 are calculated based on the difference between the exercise price and the current fair value BridgeBio’s common stock.

During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $4.6 million and $10.6 million, respectively, related to stock options under the Plans. As of September 30, 2020, there was $50.3 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.9 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2020:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	362,163	$31.98
Granted	946,120	$32.99
Vested	(43,745)	$32.69
Cancelled	(30,269)	$33.95
Balance at September 30, 2020	1,234,269	$32.68

During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $2.5 million and $5.2 million, respectively, related to RSUs under the Plans. As of September 30, 2020, there was $36.4 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Awards (RSAs) of BridgeBio

As disclosed in Note 13, upon the 2019 Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the nine months ended September 30, 2020:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	5,603,452	$3.63
Granted — Exchange Program	50,145	$0.18
Granted — Performance-based milestone awards	73,248	$27.27
Vested	(1,814,540)	$3.42
Balance at September 30, 2020	3,912,305	$3.61

During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $3.8 million and $8.9 million, respectively, related to RSAs under the Plans. As of September 30, 2020, there was $18.3 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 3.0 years. The 3,912,305 and 5,603,452 unvested RSAs as of September 30, 2020 and December 31, 2019, respectively, are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The respective grant date fair values of these awards, which aggregate to $3.8 million for the year ended December 31, 2019, were determined using a Monte Carlo valuation model and are recognized as compensation expense over the implied service period of the awards.

The following table summarizes our market-based RSU activity under the Plans for the nine months ended September 30, 2020:

	Unvested Shares of Market-based RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	129,871	$28.98
Granted	2,380	$34.81
Vested	(76,637)	$41.54
Balance at September 30, 2020	55,614	$11.92

For the three and nine months ended September 30, 2020, we recognized stock-based compensation of $0.1 million and $1.2 million, respectively, related to market-based RSU awards. As of September 30, 2020, there was $0.4 million of total unrecognized compensation cost related to market-based RSUs under the Plans.

Performance-based RSUs of BridgeBio

During the nine months ended September 30, 2020, the Board of Directors approved and granted 72,798 performance-based RSUs with a weighted average grant-date fair value of $27.04. There were no releases and cancellations of performance-based RSUs during the nine months ended September 30, 2020.  During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $0.5 million and $0.6 million, respectively, related to performance-based RSUs under the Plans. As of September 30, 2020, there was $1.6 million of total unrecognized compensation cost related to performance-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 1.7 years.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $0.3 million and $0.7 million, respectively, related to our ESPP. As of September 30, 2020, 3,123,169 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the nine months ended September 30, 2020, we used the following weighted-average assumptions in the Black-Scholes calculations:

Nine Months Ended September 30, 2020
	Stock Options	ESPP
Expected term (in years)	5.00 - 6.08	0.40 - 0.65
Expected volatility	36.3% - 46.4%	32.5% - 47.6%
Risk-free interest rate	0.31% - 1.50%	0.13% - 1.57%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$11.21	$10.48

Equity-Based Awards of BBP LLC

Up until the 2019 Reorganization, BBP LLC has historically issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). As described in Note 13, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the three and nine months ended September 30, 2019, equity-based compensation from BBP LLC equity-based awards was zero and $3.4 million, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Awards of Eidos

Eidos Common Stock

Eidos has reserved shares of common stock for issuance as follows:

	As of September 30,
	2020	2019
Options issued and outstanding	1,901,632	1,435,668
Options available for future grants	1,274,829	486,915
Eidos ESPP shares available for future grants	89,398	104,540
	3,265,859	2,027,123

Eidos stock options

The following table summarizes Eidos’s stock option activity for the nine months ended September 30, 2020:

			Weighted-	Weighted-
			Average	Average	Aggregate
	Options		Exercise	Remaining	Intrinsic
	Available for	Options	Price per	Contractual	Value
	Grant	Outstanding	Option	Life (years)	(in thousands)
Outstanding—December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(675,017)	675,017	$46.30
Options exercised	—	(94,348)	$6.82
Options cancelled	14,792	(14,792)	$26.85
Outstanding—September 30, 2020	1,274,829	1,901,632	$27.77	8.60	$43,281
Options exercisable—September 30, 2020		627,184	$19.73	8.13	$19,318
Options vested and expected to vest— September 30, 2020		1,901,632	$27.77	8.60	$43,281

Eidos Stock Options Valuation

The fair value of employee, non-employee and non-employee director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2020
	Employee	Non-employee
Expected term (in years)	6.06	6.06
Expected volatility	72.1%	72.5%
Risk-free interest rate	0.50%	0.40%
Dividend yield	—	—

Stock-based Compensation

As of September 30, 2020, there was $24.8 million of total unrecognized compensation cost related to unvested equity-based compensation arrangements under the Eidos 2016 and 2018 Plans. The unrecognized equity-based compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of the issuance of our 2027 Notes on March 9, 2020 (see Note 9), there was a basis difference in the face value of the 2027 Notes resulting in a net deferred tax liability of $1.4 million. This amount is included as part of Other liabilities in our condensed consolidated balance sheet as of September 30, 2020. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of September 30,
	2020	2019
Unvested RSAs	3,912,305	6,215,465
Unvested RSUs	1,234,269	—
Unvested market-based RSUs	55,614	—
Unvested performance-based RSUs	72,798	—
Unvested performance-based RSAs	22,611	—
Common stock options issued and outstanding	7,986,544	3,729,590
Estimated shares issuable under the ESPP	18,240	72,949
Assumed conversion of 2027 Notes	12,878,305	—
	26,180,686	10,018,004

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

Merger Agreement with Eidos

On October 5, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eidos, Globe Merger Sub I, Inc. (“Merger Sub”) and Globe Merger Sub II, Inc. (“Merger Sub II”) (the two latter companies being our indirect wholly-owned subsidiaries), providing for, in a series of merger transactions (the “Merger Transactions”), the acquisition by us of all of the outstanding shares of common stock of Eidos (the “Eidos Common Stock”) other than shares of Eidos Common Stock that (i) are owned by Eidos as treasury stock, (ii) are owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) are subject to an Eidos Restricted Share Award (as defined below). Under the Merger Agreement, the stockholders of Eidos will have the right to receive, at their election, either 1.85 shares of our common stock or $73.26 in cash per Eidos share in the transaction, subject to proration as necessary to ensure that the aggregate amount of cash consideration is no greater than $175.0 million. In addition, immediately prior to the effective time of the merger of Merger Sub with and into Eidos (the “Effective Time”), (i) each option to purchase Eidos Common Stock (an “Eidos Option”) will be converted into an option, on the same terms and conditions applicable to such Eidos Option immediately prior to the Effective Time, to purchase a specified number of shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, and (ii) each outstanding award of shares of Eidos Common Stock that is subject to forfeiture conditions (subject to certain exceptions) (each, an “Eidos Restricted Share Award”) will be converted into an award, on the same terms and conditions applicable to such Eidos Restricted Share Award immediately prior to the Effective Time, covering a number of whole restricted shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, with any fractional shares being paid out to the holder of such Eidos Restricted Share Award in cash.

The Merger Transactions are subject to various closing conditions, including, but not limited to: (i) approval of the majority of the outstanding shares of Eidos Common Stock, (ii) approval of a majority of the shares of Eidos Common Stock held by stockholders other than (A) us and any person or entity controlling, controlled by or under common control with us (any such person, an “Affiliate”) (including Merger Sub and Merger Sub II), (B) any of our directors or officers or our Affiliates’ directors or officers (including Merger Sub and Merger Sub II) and (C) any director or officer of Eidos (other than members of the special committee of independent directors of Eidos (the “Eidos Special Committee”)); (iii) approval of at least 66 and 2/3% of the aggregate voting stock (as defined in Section 203 of the Delaware General Corporation Law (the “DGCL”)) of Eidos that is not owned (as defined in Section 203 of the DGCL) by BridgeBio, Merger Sub, Merger Sub II or any of their respective affiliates or associates (as such terms are defined in Section 203 of the DGCL); (iv) approval of the issuance of our common stock in connection with the Merger Transactions by at least a majority of the votes cast by the holders of shares of our common stock voting on the matter; (v) the absence of any statute, rule, order, decree or regulation prohibiting the Mergers; (vi) the approval for listing of the common stock issuable to the holders of Eidos Common Stock on Nasdaq; (vii) the SEC having declared effective our Form S-4 registration statement, which will contain our joint proxy statement/prospectus with Eidos in connection with the Merger Transactions; and (viii) subject to certain materiality exceptions, the accuracy of certain representations and warranties by us and Eidos contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement. In connection with the execution of the Merger Agreement, Eidos has entered into voting agreements with members of our board of directors and KKR Genetic Disorder L.P., collectively owning approximately 36% of our outstanding common stock, pursuant to which they agreed, among other things, to vote their shares in favor of the issuance of our common stock in connection with the Merger Transactions.

The Merger Agreement includes customary representations, warranties and covenants, including, but not limited to, covenants by us and Eidos to conduct our businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger Transactions and to refrain from taking certain actions specified in the Merger Agreement.

The Merger Agreement may be terminated, among other circumstances, (i) by either party if the Merger Transactions are not consummated by June 4, 2021, (ii) by Eidos if our board of directors changes its recommendation with respect to the issuance of shares of our common stock in connection with the Merger Transactions or (iii) by us if the Eidos board of directors or the Eidos Special Committee changes its recommendation with respect to the Merger Transactions. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, Eidos must pay us a termination fee of $35.0 million, and upon termination of the Merger Agreement under certain circumstances, we must pay Eidos a termination fee of $100.0 million.

Upon closing of the Merger Transactions and subject to the terms of the Merger Agreement, Eidos will become our wholly-owned subsidiary, and Eidos’ common stock will cease to trade on Nasdaq. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Exhibit 2.1 on our Form 8-K filed with the Securities and Exchange Commission, or SEC, on October 6, 2020.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

On October 12, 2020, we entered into a twelve-year real property lease agreement for an approximately 20,000 square feet facility in Montreal, Québec. The lease is expected to commence in late 2020. Future minimum rent payments under this lease are approximately $5.7 million. Under the lease agreement, we are also required to secure a letter of credit of $1.6 million, subject to reduction of such amount by $0.1 million per year.

Effective as of October 19, 2020, we entered into a five-year real property sublease agreement for an approximately 53,000 square feet facility in San Francisco, California. The sublease is expected to commence in early 2021. Future minimum rent payments under this sublease are approximately $11.9 million.

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

We have experienced some delays in enrollment of ongoing clinical trials and delay in the start of planned trials due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19. The ultimate impacts of COVID-19 on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we currently expect to provide top-line data from Part A of our Phase 3 clinical trial of acoramidis in ATTR-CM in late 2021 or early 2022.

Financial Operations Overview

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2020 we had cash, cash equivalents and marketable securities of $710.7 million. On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, in a private offering (the “Note Offering”) to qualified institutional buyers. We received net proceeds from the Note Offering of approximately $537.0 million, after deducting purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of capped call transactions and approximately $75.0 million to pay for the repurchase of shares of our common stock. We also received net proceeds of $24.1 million from Eidos’ at-the-market issuance of shares in February 2020. During the nine months ended September 30, 2020, we used cash of approximately $303.5 million to support our operations.

License Revenue

License revenue for three and nine months ended September 30, 2020 was $8.1 million arising primarily from the recognition of the upfront payment receivable from LianBio upon execution of the Exclusive License Agreement that focuses on the Phase 1-ready SHP2 inhibitor BBP-398 (“BBP-398”) that is being developed by our controlled entity, Navire Pharma, Inc. License revenue for three and nine months ended September 30, 2019 was $26.7 million arising primarily from the recognition of the upfront payment received by Eidos upon execution of the Alexion License Agreement.

Operating Expenses

Cost of License Revenue

Cost of license revenue of $2.5 million for the three and nine months ended September 30, 2019 represents sublicensing fees payable under the Stanford License in connection with the Alexion License Agreement. There were no such amounts during the three and nine months ended September 30, 2020.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)
Research and development	$92,050	$55,278	$36,772	$246,873	$152,462	$94,411

Research and development expense increased by $36.8 million and $94.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to increase in external-related costs and in our headcount to support progression in our research and development programs including our increasing research pipeline.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)(1)	$22,741	$11,906	$58,604	$32,805
Infigratinib (Previously known as BBP-831) (QED)	20,524	17,292	66,965	49,105
Fosdenopterin (Previously known as BBP-870) (Origin)	6,661	6,479	17,420	14,566
BBP-631 (Adrenas)	5,275	3,069	15,074	11,174
BBP-589 (PTR)	5,710	1,151	9,807	5,115
BBP-812 (ASPA)	2,042	3,978	6,157	12,060
BBP-681 (Venthera)	4,408	1,544	8,078	4,283
BBP-454 (TheRas)	2,187	1,527	6,002	3,661
BBP-418 (ML Bio)	3,545	1,393	10,038	1,393
Other programs including early-stage	18,957	6,939	48,728	18,300
Total	$92,050	$55,278	$246,873	$152,462

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

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
General and administrative	$36,016	$23,495	$12,521	$108,247	$59,381	$48,866

General and administrative expenses increased by $12.5 million and $48.9 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to increase in headcount to support the growth of our operations and external-related costs incurred as a result of continuing compliance as a public company.

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on our cash equivalents and marketable securities. The changes in interest income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were not significant.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020 consists primarily of interest expense incurred under our term loans with Hercules Capital, Inc. pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the “SVB and Hercules Loan Agreement”, and our 2027 Notes issued in March 2020. Interest expense for the same period in 2019 consists primarily of interest expense incurred under our term loans with Hercules. The increases of $8.8 million and $20.0 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 was primarily attributed to increase in principal amounts.

Loss from an Equity Investment

Loss from an equity investment for the three and nine months ended September 30, 2019 pertain to our share of losses from our investment in PellePharm totaling $6.6 million and $16.1 million, respectively. We recognize our share of losses from the PellePharm equity method investment as incurred. After our equity method investment was reduced to zero during the three months ended March 31, 2019, we recognized our percentage of net losses consistent with our preferred stock ownership percentage until the investment was also reduced to zero during the remaining period of 2019. We have not recognized our share of net losses for the three and nine months ended September 30, 2020 as our equity investment balances were reduced to zero as of December 31, 2019.

Other Income (Expense)

Other income (expense) consists mainly of changes in fair value of the LEO Call Option liability. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires. The LEO Call Option income (expense) of $0.1 million and $(1.1) million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $(1.0) million for the three and nine months ended September 30, 2019, respectively, were due to change in fair value.

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

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $14.3 million and $41.7 million for the three and nine months ended September 30, 2020, respectively, compared to $0.7 million and $17.3 million for the same periods, respectively, in 2019.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $710.7 million or $563.4 million excluding Eidos. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. The cash and cash equivalents of $147.3 million as of September 30, 2020 belonging to Eidos may only be used solely by Eidos. As of September 30, 2020, our outstanding debt was $471.9 million, net of debt discounts and issuance costs and accretion or $455.2 million excluding Eidos’ debt.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2019, 2018 and 2017, we incurred net losses of $288.6 million, $169.5 million and $43.8 million, respectively. For the nine months ended September 30, 2020, we incurred net losses of $370.5 million. We had an accumulated deficit as of September 30, 2020 of $768.8 million. We expect to continue to incur net losses over the next several years as we continue our drug development and discovery efforts and incur significant clinical and preclinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of September 30, 2020, we held 24,575,501 shares of common stock of Eidos. In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed the 2020 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the 2020 Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through September 30, 2020.

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

Hercules Loan and Security Agreement

In June 2018, we executed a Loan and Security Agreement with Hercules Capital, Inc., or Hercules, under which we borrowed $35.0 million, or Tranche I. The term of the loan was approximately 42 months, with a maturity date of January 1, 2022, or the Maturity Date. No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through July 1, 2020, or the Amortization Date. In December 2018, we executed the First Amendment to the Loan and Security Agreement, whereby we borrowed an additional $20.0 million, or Tranche II, to increase the total principal balance outstanding to $55.0 million. Upon draw of the additional $20.0 million, the interest-only period on the entire facility was extended until January 1, 2021 and the maturity date for the entire facility was July 1, 2022. In May 2019, we executed the Second Amendment to the Loan and Security Agreement whereby we borrowed an additional $20.0 million, or Tranche III, to increase the total principal balance outstanding to $75.0 million.

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Hercules Term Loan. BridgeBio received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021, or the Modified Amortization Date, and the entire facility received a maturity date of January 1, 2023, or the Modified Maturity Date. The outstanding balance of the Hercules Term Loan is to be repaid by BridgeBio monthly beginning on the Modified Amortization Date and extending through the Modified Maturity Date.

Prior to the Fourth Amendment to the Loan and Security Agreement, or the Amended Hercules Term Loan, described below, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85%, payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60%, payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10%, payable monthly.

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

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the Amended Amortization Date, which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the Amended Maturity Date, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of September 30, 2020), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of September 30, 2020), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of September 30, 2020), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $125.0 million additional available facilities as of September 30, 2020.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of September 30, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of September 30, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(303,453)	$(177,384)	$(126,069)
Net cash used in investing activities	(136,011)	(200,352)	64,341
Net cash provided by financing activities	442,658	355,888	86,770
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,194	$(21,848)	$25,042

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $303.5 million for the nine months ended September 30, 2020, consisting primarily of our net loss of $370.5 million, adjusted for non-cash items such as $46.3 million in stock-based compensation expense and $12.3 million accretion of our 2027 Notes and term loans. The net cash from changes in operating assets and liabilities was minimal during the period and is attributed mainly to an increase of $4.0 million in accrued research and development liabilities, an increase of $2.4 million in accrued compensation and benefits, and an increase of $4.9 million in other accrued and other liabilities, mostly due to increase in our CROs’ and CMOs’ expenses for research activities and other expenses to support the growth of our operation, partially offset by an increase in receivable from a related party of $5.2 million, an increase in prepaid and expenses and other current assets of $5.4 million, and a decrease in operating lease liabilities of $2.3 million.

Net cash used in operating activities was $177.4 million for the nine months ended September 30, 2019, consisting primarily of our net loss of $204.4 million, adjusted for non-cash items such as $16.1 million share in net loss of our equity method investment, $11.4 million for stock-based compensation expense, $3.6 million for acquired in-process research and development assets and $1.0 million of expense related to the revaluation of the LEO Call Option liability, as well as net cash outflow of $7.0 million related to changes in operating assets and liabilities. The $7.0 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $12.5 million in prepaid expenses and other current assets and of $1.7 million in other assets, and a decrease of $3.2 million in accounts payable, primarily due to the payments made for research due to increased activities at CROs and CMOs. These increases were partially offset by increases of $4.3 million in accrued professional services and of $3.5 million in accrued compensation and benefits, which was primarily related to the timing of payments.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $136.0 million for the nine months ended September 30, 2020, consisting primarily of purchases of marketable securities of $269.8 million and purchases of property and equipment of $5.4 million, partially offset by $139.0 million in maturities of marketable securities.

Net cash used in investing activities was $200.4 million for the nine months ended September 30, 2019, which consisted primarily of $197.7 million purchases of marketable securities and $2.5 million payment for in-progress research and development assets acquired primarily in connection with the Phoenix Tissue Repair, Inc. asset acquisition related to a Contribution Agreement and Asset Purchase Agreement entered into in July 2017.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $442.7 million for the nine months ended September 30, 2020, consisting primarily of the net proceeds from the issuance of our 2027 Notes of $537.0 million and at-the-market issuance of noncontrolling interest by Eidos of $24.1 million, offset by the repurchase of our common stock of $75.0 million and purchase of capped calls of $49.3 million, both in relation to the issuance of our 2027 Notes.

Net cash provided by financing activities was $355.9 million for the nine months ended September 30, 2019, consisting primarily of the proceeds from our IPO of $366.2 million, issuance of noncontrolling interest in Eidos to Alexion of $23.3 million, availment of term a loan of $19.8 million and the issuance of redeemable convertible noncontrolling interest to third-party investors of $1.5 million, offset by a $55.0 million payment in relation to the repurchase of common stock of Eidos from a noncontrolling interest holder.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$4,253	$4,485	$4,131	$1,278	$14,147
Obligation under a manufacturing agreement	4,149	—	—	—	4,149
2027 Notes	—	—	—	550,000	550,000
Interest on 2027 Notes	13,750	27,500	27,500	20,625	89,375
Term loans	—	87,019	5,481	—	92,500
Interest on term loans and final end of term payments	8,152	15,691	1,081	—	24,924
Total contractual obligations	$30,304	$134,695	$38,193	$571,903	$775,095

We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. As of September 30, 2020, the potential performance-based milestone compensation amount is up to $68.2 million. Since the timing of the payments is contingent on the occurrence of these performance-based milestones, these payments are not included in the contractual obligations table above. We also have performance-based milestone compensation arrangements with certain employees as part of the Exchange Program, which is further discussed in Note 14 to our condensed consolidated financial statements. The compensation arrangements under the Exchange Program are excluded from the table above because such compensation arrangements are to be settled in the form of equity only.

We have certain payment obligations under various license and collaboration agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheet as of September 30, 2020, or in the contractual obligations table above.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Form 10-K for the year ended December 31, 2019, as filed with the SEC, except for the adoption in January 1, 2020, of Accounting Standards Codification 842 discussed in Note 1, as well as the accounting for the 2027 Notes and the Capped Call and Repurchase Transactions discussed in Note 9, and the 2020 Stock and Equity Award Exchange Program discussed in Note 14 in our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.

JOBS Act and Emerging Growth Company Status

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an EGC or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

As of September 30, 2020, we held cash, cash equivalents and marketable securities of $710.7 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of September 30, 2020, we had $92.5 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $75.0 million, matures in November 2023, with interest-only monthly payments until July 2022. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.75% (8.75% as of September 30, 2020); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of September 30, 2020); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 8.85% (8.85% as of September 30, 2020). The SVB and Hercules Loan Agreement entered into by Eidos, which matures in October 2023, had a principal balance of $17.5 million as of September 30, 2020 and bears interest equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of September 30, 2020).

Our 2027 Notes had a principal balance of $550.0 million as of September 30, 2020 and bear interest at a fixed rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Those risk factors below denoted with an “*” are newly added or have been materially updated from our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, or the SEC, on August 11, 2020.

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2019, 2018 and 2017 were $288.6 million, $169.5 million and $43.8 million, respectively. For the nine months ended September 30, 2020, we incurred net losses of $370.5 million. As of September 30, 2020, we had an accumulated deficit of $768.8 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as enabling alternate site, telehealth and home visits, and at home drug delivery, with respect to our ongoing clinical trials, as a result of the coronavirus disease 2019, or COVID-19, pandemic, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations for non-clinical laboratory activities and engagement with contract manufacturing organizations to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

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

*If we obtain a controlling interest in additional companies in the future, it could adversely affect our operating results and the value of our common stock, thereby disrupting our business.

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

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in October 2020, we entered into an agreement and plan of merger to acquire all of the outstanding shares of common stock of Eidos that are not owned by us or our subsidiaries. In connection with the proposed transaction, the attention of certain members of each company’s management and each company’s resources have been and may continue to be diverted from day-to-day business operations, and we may fail to complete the proposed transaction or fail to realize the anticipated benefits of the proposed transaction, if completed. Additionally, to the extent we issue shares of our common stock to Eidos’ stockholders in connection with the proposed transaction, the interests of our stockholders in us will be diluted. We may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations. In addition, from time to time we have pursued, and may in the future pursue, research and development programs through our wholly-owned subsidiaries and variable interest entities that we may ultimately determine not to advance, based on our ongoing assessment of the likelihood of success relative to the costs and risks associated with the program.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of our Product Candidates

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In response to the spread of COVID-19 and governmental shelter-in-place orders, we continue to encourage our administrative employees to work outside of our offices and allow staff in our laboratory facilities to operate under applicable government orders and protocols designed to protect their health and safety.

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

*If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.

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

In addition, even if an NDA or other submission for regulatory approval is filed and accepted for review, as in the case of our NDA for fosdenopterin in MoCD Type A, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

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

*Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	the ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials for any reason.

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

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. For instance, our clinical trials of infigratinib and fosdenopterin each included patients outside of the United States and our Phase 3 clinical trials of acoramidis include patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our ongoing and planned Phase 3 clinical trials of acoramidis, for which we have enrolled cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

*Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain orphan drug marketing exclusivity.

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

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of transthyretin amyloidosis; BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; fosdenopterin for the treatment of molybdenum cofactor deficiency type A; BBP-551 for the treatment of Leber congenital amaurosis, or LCA, due to inherited mutations in RPE65 or LRAT genes and for the treatment of retinitis pigmentosa; infigratinib for the treatment of cholangiocarcinoma; BBP-812 for the treatment of Canavan Disease; BBP-671 for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Propionic Acidemia, or PA; and BBP-711 for the treatment of Primary hyperoxaluria, or PH1. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; fosdenopterin for the treatment of molybdenum cofactor deficiency type A; BBP-551 for the treatment of retinitis pigmentosa and for the treatment of Leber’s congenital amaurosis; BBP-631 for the treatment of congenital adrenal hyperplasia; BBP-812 for the treatment of Canavan Disease; and BBP-418 for the treatment of limb-girdle muscular dystrophy. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of, orphan drug designation for our product candidates could have a material adverse effect on our prospects.

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

*The FDA has granted rare pediatric disease designation to each of fosdenopterin for the treatment of molybdenum cofactor deficiency type A, BBP-671 for the treatment of PKAN and PA, and BBP-711 for the treatment of PH1. However, a marketing application for any of fosdenopterin, BBP-671 or BBP-711, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to each of fosdenopterin for the treatment of MoCD Type A, BBP-671 for the treatment of PKAN and PA, and BBP-711 for the treatment of PH1. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for each of fosdenopterin, BBP-671 and BBP-711. The FDA may determine that an NDA for any of fosdenopterin, BBP-671 or BBP-711, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•	MoCD Type A, PKAN or PA, or PH1 no longer meets the definition of a rare pediatric disease;
•	the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•	the NDA is not deemed eligible for priority review;
•

the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•

the NDA is approved for a different adult indication than the rare pediatric disease for which any of fosdenopterin, BBP-671 or BBP-711 is designated (for example, if any of fosdenopterin, BBP-671 or BBP-711 is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, fosdenopterin, BBP-671 or BBP-711).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022, although it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended through federal lawmaking. Absent any such extension, if an NDA for any of fosdenopterin, BBP-671 or BBP-711 is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, infigratinib, BBP-454 and BBP-631, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

Risks Related to Our Business and Industry

*Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, our Management Committee as well as the other members of our scientific and clinical teams. However, some of these executive officers, directors and other personnel split their time between BridgeBio and certain of our other subsidiaries. For instance, Neil Kumar serves as chief executive officer and a director both to us and Eidos; Uma Sinha and Cameron Turtle each serves as an executive officer of both us and Eidos (with Dr. Sinha also serving as a director of Eidos); Ali Satvat serves as a director of both us and Eidos; and Eric David serves as chief executive officer of both Adrenas Therapeutics, Inc. and Aspa

Therapeutics, Inc. As a result, these executive officers, directors and members of our Management Committee may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of September 30, 2020, we had 100 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

As of September 30, 2020, we had 369 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of September 30, 2020, we and our subsidiaries had total consolidated indebtedness of $642.5 million, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $75.0 million of indebtedness under our Amended and Restated Loan and Security Agreement and $17.5 million of indebtedness outstanding under the Eidos’ SVB and Hercules Loan Agreement. In addition, with the Fourth Amendment to our Credit Agreement in April 2020 increasing the available facilities to $125.0 million, we may borrow additional amounts thereunder from Hercules and become subject to additional obligations and restrictions in connection with these additional borrowings. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes offered hereby, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Under the Amended and Restated Loan and Security Agreement, we also have an obligation to pledge our equity interests in our subsidiaries. In addition, certain of our non-operating subsidiaries, which are subsidiaries other than those predominantly involved in advancing our development programs are also obligated to enter into a joinder agreement, whereby they are also required to comply with the terms of the Amended and Restated Loan and Security Agreement. In addition, our subsidiary, Eidos Therapeutics, Inc. is also party to a loan and security agreement with SVB and Hercules Capital, Inc., under which the lenders have agreed to loan to Eidos up to $55.0 million and Eidos is required to make and maintain certain financial covenants, representations and warranties and other customary agreements and is subject to customary events of default. Any breach by us or Eidos of, or any event of default under, our respective loan agreements could result in a material adverse effect on our business, financial condition and operating results.

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

As of September 30, 2020, we had working capital of $669.7 million and cash, cash equivalents and marketable securities of $710.7 million. We expect that our cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

*If we engage in other acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of indebtedness or contingent liabilities;
•	the issuance of our equity securities which would result in dilution to our stockholders;
•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•	difficulties in retaining key employees and personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. The Eidos Merger in particular may result in reduction of our cash and dilutive issuances of our equity securities given the option of the Eidos stockholders to receive cash or stock consideration, the payment of either of which could harm our financial condition and negatively impact our stockholders.

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

Based upon our common stock outstanding as of September 30, 2020, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 56.4% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

*We will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, our auditors are not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ending December 31, 2020, we will qualify as a “large accelerated filer” as defined in the Exchange Act and, as a result, will cease to qualify as an emerging growth company. Accordingly, commencing with our Annual Report on Form 10-K for the year ending December 31, 2020, we will be required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 will necessitate that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social and governance (“ESG”) activities of public companies. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG and human capital factors in our operations. There is a growing number of states requiring organizations to report their board composition as well or mandating gender diversity and representation from underrepresented communities, including New York and California.

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

Risks Related to the Acquisition of Eidos

*The proposed acquisition of Eidos is subject to conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transaction could have material adverse effects on us and our business and operations.

On October 5, 2020, we and Eidos issued a joint press release announcing the execution of an Agreement and Plan of Merger, or the Merger Agreement, providing for the acquisition by us of all outstanding shares of Eidos Common Stock that we do not already own (the “Eidos Merger”). While we expect to complete the proposed transaction in the first quarter of 2021, the proposed Eidos Merger is subject to a number of conditions that must be satisfied in order for the transaction to be consummated, including, among others, the approval of the Eidos Merger by Eidos stockholders, the approval of the issuance of shares of our common stock in connection with the Eidos Merger by BridgeBio stockholders, and the SEC having declared effective our Form S-4 registration statement. Also, either we or Eidos may terminate the Merger Agreement if the Eidos Merger has not been consummated by June 4, 2021, as well as for certain other reasons enumerated in the Merger Agreement.

Prior to closing, the Eidos Merger may present certain risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that:

•

a failure to complete the Eidos Merger, including due to the failure to receive the requisite approvals from either Eidos or BridgeBio stockholders, the occurrence of events that may give rise to the right of one or both of us and Eidos to terminate the Merger Agreement, a ruling or judgment by a government authority enjoining or prohibiting the Eidos Merger, or the failure of us or Eidos to satisfy another closing condition outside of our control, could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the Eidos Merger whether or not the Eidos Merger is completed;
•	we could be required to pay Eidos a termination fee of $100 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement;
•	we are subject to restrictive interim operating covenants during the pendency of the Eidos Merger;
•	we may encounter costly and time-consuming transaction-related litigation; and
•

the pendency of the Eidos Merger could adversely affect our business and operations, including by diverting significant focus of management and other resources and limiting our ability to execute certain business strategies.

Similarly, delays in the completion of the proposed Eidos Merger could, among other things, result in additional transaction costs, loss of revenue or personnel, or other negative effects associated with uncertainty about completion of the proposed transaction.

In addition, certain risks may continue to exist at and following the closing of the Eidos Merger, including, among other things, that:

•	we may encounter potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the Eidos Merger and the subsequent integration;
•	our future results will suffer if we do not effectively manage our expanded operations; and
•	the market price of our common stock may decline as a result of the Eidos Merger.

*We may not realize the anticipated benefits and synergies from the proposed Eidos Merger or do so within the anticipated timeframe.

While we and Eidos will continue to operate independently until the completion of the Eidos Merger, the success of the merger will depend, in part, on our ability to realize the anticipated benefits of acquiring all of the shares of Eidos. As a result, the anticipated benefits of the Eidos Merger may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially impact the business, cash flow, financial condition or results of operations as well as adversely impact the price of our shares of common stock. Potential difficulties that we may encounter in connection with the Eidos Merger, many of which may be beyond the control of management, include the following:

•	the inability of BridgeBio to successfully integrate Eidos’ business in a manner that permits BridgeBio to achieve the full synergies anticipated to result from the Eidos Merger;
•	the loss of key employees that may be difficult to replace in the very competitive biopharmaceutical field;
•

the disruption of each company’s ongoing businesses, which may adversely affect our ability to maintain relationships with suppliers, distributors, alliance partners, creditors, clinical trial investigators or managers of its clinical trials;

•	unanticipated changes in applicable laws and regulations; and
•	potential unknown liabilities and unforeseen increased or new expenses, delays or regulatory conditions associated with the Eidos Merger.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the Eidos Merger and diverted from day-to-day business operations, which may disrupt each company’s ongoing business.

* The pendency of the Eidos Merger could materially adversely affect the business, financial condition, results of operations or cash flows of BridgeBio or Eidos.

Uncertainty about the effect of the Eidos Merger on stockholders, suppliers, strategic partners and employees may have an adverse effect on BridgeBio or Eidos. Some suppliers, strategic partners, employees and others who deal with Eidos may seek to change existing relationships with Eidos or delay decisions to continue or expand their relationships with Eidos. Current and prospective employees may experience uncertainty about their future roles. This uncertainty may impair our and/or Eidos’ ability to attract, retain and motivate key personnel. Due to the specialized scientific and managerial nature of our business, we and Eidos rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and our success after the transaction will depend in part on our ability to retain scientific and technical personnel and other key employees of Eidos. If employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, BridgeBio, following the Eidos Merger, could face disruptions in its operations, loss of expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Eidos Merger.

*If our pending proposed Eidos Merger is consummated, our stockholders’ ownership percentage will be diluted.

If the proposed Eidos Merger is consummated, we will issue to Eidos stockholders shares of our common stock. As a result of the issuance of these shares of our common stock, our stockholders will own a smaller percentage of our company after the Eidos Merger and will therefore have a reduced voting interest. Immediately upon consummation of the Eidos Merger, pre-closing Eidos stockholders are expected to own between 16% and 18% of the outstanding shares of our common stock and our pre-closing stockholders are expected to own between 82% and 84% of the outstanding shares of our common stock, in each case, depending on the amount of cash Eidos stockholders elect to receive.

*We may be subject to litigation in connection with the pending Eidos Merger.

Lawsuits may be filed against us, Eidos, our subsidiaries, or our respective directors or executive officers in connection with the Eidos merger and the related transactions, which could result in substantial costs to BridgeBio and Eidos, and may delay or prevent the Eidos Merger from being completed. In addition, if the pending proposal is completed, lawsuits may be filed against the combined company following the pending proposal. If any such lawsuit is filed, it could result in a reduction in our current stock price and our stock price following the pending proposal, substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition or results of operations, whether or not a settlement or other resolution is achieved.

The defense or settlement of any legal proceedings or future litigation could be time-consuming and expensive, divert the attention of BridgeBio management and/or Eidos management away from their regular business, and, if any one of these legal proceedings or any future litigation is adversely resolved against either BridgeBio or Eidos, could have a material adverse effect on their respective financial condition, results of operations or liquidity.

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

(c)  Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	8-K	001-38959	3.2	July 3, 2019

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	May 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

10.1	Open Market Sale AgreementSM, dated as of July 7, 2020	S-3	333-239734	1.2	July 7, 2020

10.2	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc.	8-K	001-38959	2.1	October 6, 2020

10.3#	Amended and Restated 2019 Employee Stock Purchase Plan, effective December 12, 2019	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: November 5, 2020	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer)