Form 10-K
period 2020-12-31
BridgeBio Pharma, Inc.
filed 2021-02-25
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(B)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2020 was approximately $1,694.0 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 19, 2021, there were 148,956,329 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2020 Form 10‑K Annual Report

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•

the extent to which the coronavirus disease 2019, or COVID-19, pandemic and measures taken to contain its spread ultimately impact our business, including our clinical development and research activities;

•

the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing and planned Phase 3 clinical trials of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our planned clinical trial of BBP-631 and our ongoing Phase 2 clinical trial of encaleret, as well as the potential indications for each;

•

potential adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the completion of our acquisition of the shares of Eidos Therapeutics, Inc., or Eidos, common stock that we did not already own, or the Eidos Merger;

•

pending and potential future complaints and legal proceedings relating to the Eidos Merger that have been and could be instituted against us, Eidos or our or their respective directors and officers, including the effects of any outcomes related thereto;

•	possible disruptions from the Eidos Merger that could harm our or Eidos’ business, including current plans and operations;

•	unexpected costs, charges or expenses resulting from the Eidos Merger;

•

uncertainty of our and Eidos’ expected financial performance following completion of the Eidos Merger, including the possibility that the expected synergies and value creation from the merger will not be realized or will not be realized within the expected time period;

•	our and Eidos’ ability to implement our respective business strategies following the Eidos Merger;

•

our and Eidos’ ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions;

•	our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•

the timing of our submissions to the U.S. Food and Drug Administration and any review or comments on data that we will need to generate to file our Investigational New Drug applications or New Drug Applications, including pending or new clinical hold notices;

•	our plans to implement certain development strategies, including our ability to attract and retain potential collaborators with development, regulatory and commercialization expertise;
•

our ability to obtain and maintain regulatory approval of our product candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;

•

our ability to compete with companies currently marketing approved treatments or engaged in the development of treatments that may become available for any of the indications that our product candidates are designed to target;

•	our reliance on third parties to conduct our clinical trials and to manufacture drug substance for use in our clinical trials;
•	our ability to contract with and the performance of our and our collaborators’ third-party suppliers and manufacturers;
•

the size and growth potential of the markets for acoramidis, low-dose infigratinib, BBP-631, encaleret and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve and our acceptance by those markets;

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

•	our ability to retain and recruit key scientific or management personnel;
•

our ability to obtain and maintain adequate intellectual property rights for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	our expectations regarding government and third-party payor coverage and reimbursement;
•

our estimates of our expenses, ongoing losses, capital requirements and our use of cash resources, and our needs for or ability to obtain additional financing to complete the clinical trials of any of our product candidates;

•	the impact of laws and regulations in the United States and foreign countries;
•	our financial performance; and
•	developments and projections relating to our competitors or our industry.

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making investment decisions regarding our common stock.

•

Our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We may not receive regulatory approval to market any of our product candidates in any jurisdictions, which would materially and adversely affect our business, prospects, operating results and financial condition.

•

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

•

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

•

We may encounter substantial delays in clinical trials for a variety of reasons, including difficulties in patient enrollment, and we may not be able to conduct or complete clinical trials on the expected timelines, if at all.

•

Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.

•

Our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to abandon a product candidate, limit their commercial potential, if approved, or result in other significant negative consequences to our business, prospects, operating results and financial condition.

•

Certain of our product candidates under development for the treatment of patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

•

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, as additional analyses are conducted, or as audit and verification procedures are performed on such preliminary data.

•

Our conduct of clinical trials for product candidates and our plans to commercialize certain product candidates outside the United States could expose us to additional risks and uncertainties, including with respect to our ability to obtain regulatory approvals or comply with applicable laws and regulations outside the United States.

•	Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain orphan drug marketing exclusivity.
•

Even if we obtain regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant expense to maintain compliance with such obligations or as a result of any penalties to which we may become subject for any failure to comply with such obligations.

•

Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that delay our development or commercialization activities or otherwise harm our business.

Certain of our product candidates are based on a novel adeno-associated virus, or AAV, gene therapy technology with which there is limited clinical or regulatory experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•	Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.
•

We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

•

We rely and will continue to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and for the manufacture of our product candidates for preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

•

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors, the loss of which could result in the loss of intellectual property and other protection, and would harm our business.

•

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, low-dose infigratinib, BBP-631 and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

•

Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

•

Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

•

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

•

There is uncertainty regarding our and Eidos’ expected financial performance following completion of our acquisition, including the possibility that the expected synergies and value creation from the merger following the acquisition will not be realized or will not be realized within the expected time period.

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

v

PART I

ITEM 1.  BUSINESS

Overview

We are a team of experienced drug discoverers, developers and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 30 development programs includes product candidates ranging from early discovery to late-stage development. We have filed New Drug Applications, or NDAs, with the U.S. Food and Drug Administration, or FDA, for two of our programs. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

We believe we have developed a world-class drug engineering product platform that supports the continued growth of our company and the advancement of our pipeline. Leveraging our product platform, we have a goal of adding two to three programs to our pipeline each year going forward.

Our Platform

Our drug engineering platform is characterized by four stages: Discover, Create, Test and Deliver.

•

Discover. We identify novel genetic disease targets and focus only on well-described diseases that can be targeted at their source. Our target identification engine is driven by three core areas of strength. We pair a systematic mapping of the 7,000 known genetic diseases with leading computational genomics and statistical genetics capabilities and partner with top academic institutions. We currently have over 15 academic partnerships. Our target identification process is overseen by an investment committee that is comprised of renowned leaders in cancer and rare disease drug development with proven track records.

•

Create. We select the optimal therapeutic modality to target each disease at its source. We have industry-leading capabilities across four modalities: medicinal chemistry, therapeutic proteins, gene therapy and antisense oligonucleotides. We choose the treatment modality that we believe is best biologically suited to address the root cause of the disease. Our research leaders have a productive history of developing novel therapeutics. Together with the investment committee, the team has previously submitted over 100 Investigational New Drug applications, or INDs, and 20 NDAs, in aggregate.

•

Test. We have built a leading, global clinical development footprint. We have over 18 ongoing clinical trials across five different therapeutic areas, at over 400 trial sites in 26 countries. Across these trials, we have built a central information repository and operational toolkit for best practices for enrollment, protocol quality, site activation, contract research organization, or CRO, quality and regional performance. Our development is led by expert, dedicated teams in each therapeutic area who have the expertise to pursue unique and creative clinical and regulatory strategy.

•

Deliver. We are building capabilities to deliver our potential products to patients across the globe. We intend to build global commercial infrastructure to leverage our drug and disease expertise, including diagnostic partnerships, disease awareness strategies and country-specific early access programs. We have already pursued commercial partners in strategic geographies for select programs.

We believe we have developed a world class drug engineering platform that is sustainable and scalable, and already producing results. The discovery platform has yielded over 30 programs in the pipeline. We have filed over 10 INDs since 2015 and are testing our product candidates in over 18 clinical trials across the globe.

Our Pipeline

Our pipeline includes over 30 development programs. The following table summarizes our development programs, their estimated patient populations, their therapeutic modalities and their development status:

Of our development programs, we believe the following, to which we refer as our core value drivers, have the greatest potential to drive significant near-term value for our company due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication:

•

Acoramidis (also known as AG10 and BBP-265), a small molecule stabilizer of transthyretin, or TTR, that is in an ongoing Phase 3 clinical trial for the treatment of TTR amyloidosis-cardiomyopathy, or ATTR-CM.

•	Low-dose infigratinib (also known as BBP-831), a small molecule selective FGFR1-3 inhibitor that is an ongoing Phase 2 clinical trial for the treatment of achondroplasia in pediatric patients.
•

BBP-631, an AAV5 gene transfer product candidate for the treatment of congenital adrenal hyperplasia, or CAH, driven by 21-hydroxylase deficiency, or 21OHD, for which we anticipate initiating a first-in-human Phase 1/2 trial in the second half of 2021, with initial data anticipated in late 2021 or early 2022.

•	Encaleret, a small molecule antagonist of the calcium sensing receptor, or CaSR, that is in an ongoing Phase 2 proof-of-concept clinical trial for Autosomal Dominant Hypocalcemia Type 1, or ADH1.

CORE VALUE DRIVERS

Acoramidis (Eidos): TTR Amyloidosis

Summary

We are developing acoramidis, also known as AG10 and BBP-265, an oral small molecule TTR, stabilizer, for the treatment of TTR amyloidosis, or ATTR. A Phase 3 clinical trial in patients with ATTR-CM, known as the ATTRibute-CM study, is currently ongoing. We anticipate reporting top-line 12-month 6-minute walking distance, or 6MWD, data from the ATTRibute-CM study in late 2021 or early 2022.

Disease Overview

ATTR is a disease caused by destabilization of TTR tetramers resulting in progressive amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, which is a molecular structure consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of essential hormones and vitamins. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates and assembles into fibrils which are deposited, predominantly in the heart and nervous system, driving disease pathophysiology.

ATTR is commonly categorized by its genotypic cause and primary clinical manifestation: wild-type ATTR cardiomyopathy, or ATTRwt-CM, which results from an age-related process; variant ATTR cardiomyopathy, or ATTRv-CM; and ATTR polyneuropathy, or ATTR-PN, which is only associated with TTR variants. All three forms of the disease are progressive and fatal. ATTRwt-CM and ATTRv-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of three to five years from diagnosis if untreated. ATTR-PN presents either in a patient’s early 30s or later (older than 50), and results in a median life expectancy of five to ten years from diagnosis. Progression of all forms of the disease causes significant disability, impacts productivity and quality of life, and creates a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRv-CM patients may require frequent hospitalizations and repeated interventions. ATTR-PN patients experience gradual loss of the ability to walk without assistance, and autonomic nervous system function affecting digestion and blood pressure.

The worldwide estimated prevalence of ATTRwt-CM, ATTRv-CM, and ATTR-PN is approximately 400,000, 40,000, and 10,000, respectively. However, we believe that the cardiomyopathic forms of the disease are significantly underdiagnosed. For example, recent literature has suggested that between 12% to 19% of patients diagnosed with heart failure with preserved ejection fraction may, in fact, have undiagnosed ATTR-CM. This single segment represents approximately half of the 6.0 million to 7.0 million estimated people with heart failure in the United States alone. With the increasing availability of disease-modifying therapeutics, disease awareness is heightened.

We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labelled radiotracers is a highly accurate, non-invasive, and cost-effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique are allowing for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.

Our Product Concept

Acoramidis is a clinical-stage, orally administered, small molecule TTR stabilizer being developed to treat ATTR at its source by reducing the level of amyloid formation through TTR stabilization. This has been shown in preclinical studies and clinical trials to prevent the dissociation of tetrameric TTR into monomers, and in preclinical studies, to reduce the rate of amyloid fibril formation. In addition, acoramidis has been shown to lead to increased circulating levels of tetrameric TTR. Acoramidis has been designed to bind TTR in a way that causes TTR’s conformational structure to mimic that of the well-characterized T119M variant, a naturally occurring rescue mutation that super stabilizes the TTR tetramer. The T119M variant has been observed to prevent the dissociation of

TTR tetramers into monomers; T119M tetramers dissociate 40-fold more slowly than wild-type tetramers in biochemical assays. Known as a trans-allelic trans-suppressor, individuals who coinherit the T119M rescue mutation along with a TTR-destabilizing mutation are protected against the development of ATTR.

In third-party clinical trials of tafamidis and diflunisal, interventional approaches that increased TTR stabilization led to improved outcomes in this disease and were correlated with increases in serum TTR. Further, based on genetic data, there is a correlation between the level of TTR stabilization, serum TTR levels and disease severity. As a result, we believe that serum TTR is a predictive biomarker for disease prognosis and that there may be a relationship between more effective TTR stabilization, serum TTR levels and improved clinical outcomes. Based on head-to-head preclinical data, we believe that acoramidis has the potential to stabilize TTR to a greater extent than other TTR stabilizers.

Clinical Data

Phase 2 Data

In April 2018, we initiated our Phase 2 randomized, placebo-controlled, dose-ranging clinical trial of acoramidis in 49 patients with symptomatic ATTR-CM, of which 14 had ATTRv-CM. Eligible patients were randomized in a 1:1:1 ratio to placebo or 400 mg or 800 mg of acoramidis twice daily. The primary objective of the trial was to evaluate the safety and tolerability of acoramidis administered to adult subjects with symptomatic ATTR-CM. The secondary objectives were to characterize the pharmacokinetics, or PK, of acoramidis in symptomatic ATTR-CM subjects and to describe the pharmacodynamics, or PD, properties of acoramidis, as well as the PK-PD relationship of acoramidis. The PD assessments of TTR stabilization were measured by fluorescent probe exclusion, Western blot and serum prealbumin (TTR). The trial design is depicted below:

Enrolled symptomatic ATTR-CM subjects ranged in age from 60 to 86 years of age, with a mean age of 74.1, and 92% of subjects were male. In this trial, we enrolled subjects exclusively with advanced disease, with 29% of subjects presenting with New York Heart Association, or NYHA, Class III heart failure symptoms and a high baseline NT-proBNP with a mean of 3,368 pg/mL. Additionally, on average, subjects had relatively low TTR at baseline with a mean of 22.0 mg/dL. The laboratory reference range for serum TTR is 20 mg/dL to 40 mg/dL in healthy individuals. Both high NT-proBNP and low TTR are biomarkers of disease severity. The subject disposition and baseline characteristics are shown below.

	Placebo	Acoramidis 400 mg	Acoramidis 800 mg	Total
Characteristic	(n = 17)	(n = 16)	(n = 16)	(n = 49)
Age, mean (range)	73.2 (60-5)	73.8 (60-83)	75.4 (67-86)	74.1 (60-86)
Male, n (%)	17 (100%)	14 (88%)	14 (88%)	45 (92%)
ATTRv-CM, n (%)	3 (18%)	6 (38%)	5 (31%)	14 (29%)
NYHA Class III, n (%)	5 (29%)	6 (38%)	3 (19%)	14 (29%)
Race, n (%)
White	13 (76%)	10 (62%)	12 (75%)	35 (72%)
Black	3 (18%)	4 (25%)	3 (19%)	10 (20%)
Other	1 (6%)	2 (13%)	1 (6%)	4 (8%)
NT-proBNP (pg/mL)[1]	3151 ± 2705	3589 ± 3020	3377 ± 2806	3368 ± 2789
Troponin I (ng/mL)[2]	0.17 ± 0.30	0.22 ± 0.24	0.10 ± 0.06	0.16 ± 0.22
TTR (mg/dL)[3]	23.4 ± 5.5	23.2 ± 5.7	19.5 ± 4.2	22.0 ± 5.4

1	NT-proBNP normal range = 0 – 449 pg/mL; NT-proBNP = N-Terminal pro B-type Natriuretic Peptide
2	Troponin I normal range = 0 – 0.02 ng/mL
3	TTR normal range = 20 – 40 mg/dL

Overall, acoramidis was well-tolerated in symptomatic ATTR-CM subjects with no lab safety signals of potential clinical concern attributed to study drug. In this trial, 88% of subjects administered placebo experienced adverse events, or AEs, and 63% and 69% of subjects administered 400 mg and 800 mg acoramidis experienced AEs, respectively. In both the placebo and active treatment groups, most of the AEs were mild to moderate in severity. The most commonly observed AEs, occurring in four or more subjects across the treatment and placebo groups, were atrial fibrillation, constipation, diarrhea and muscle spasms. Three subjects reported serious adverse events, or SAEs, during this study. One placebo-treated subject experienced two SAEs, of atrial fibrillation and congestive heart failure and another placebo-treated subject experienced cellulitis in their lower extremity. One acoramidis treated subject experienced an SAE of shortness of breath on study, which was considered unlikely to be related to study drug.

As shown in the chart below, subjects in the placebo group experienced a mean 7% reduction in the circulating tetrameric TTR concentrations compared to baseline. Conversely, subjects administered either 400 mg or 800 mg acoramidis showed a dose-dependent statistically significant mean increase in circulating TTR of 36% and 50%, respectively, compared to baseline. Compared to placebo, both the 400 mg and 800 mg acoramidis arms demonstrated statistically significant increases in mean circulating TTR (p<0.0001 for both arms). p-value is a statistical calculation that relates to the probability that the difference between groups happened by chance, with a p-value of less than 0.05 (i.e., less than 5% probability that the difference happened by chance) generally being used as the threshold to indicate statistical significance. There was a greater observed treatment effect in subjects with variant ATTR-CM as compared to subjects with wild-type ATTR-CM, which we believe can be explained, in part, by the lower absolute serum TTR of variant ATTR-CM subjects at baseline.

The following chart shows that treatment with acoramidis restored serum TTR concentrations to within the normal range in all subjects at Day 28.

Ex vivo stabilization assays demonstrated near-complete TTR stabilization by acoramidis, with greater than 90% average tetramer stabilization across subjects treated with 400 mg and 800 mg acoramidis, as shown in the chart below. The stabilization response was consistent across variant and wild-type TTR carriers and replicates previously reported clinical and preclinical TTR stabilization data.

Interim analysis of the ongoing Phase 2 open-label extension, or OLE, study was completed on August 31, 2019 in conjunction with annual regulatory reporting and review, at which time 41 participants remained in the study. Three (6.4%) participants in the OLE had died, two due to disease progression and one due to cervical cancer. Three (6.4%) additional patients enrolled in the study had discontinued treatment, including one participant who underwent cardiac transplantation for their disease.

AEs reported in the OLE study were generally consistent with the underlying ATTR-CM disease state and no safety signals of potential clinical concern were associated with the administration of acoramidis in the study. Forty-six (97.9%) patients experienced a treatment-emergent AE reported during the study, with falls, congestive cardiac failure, dyspnea and acute kidney injury the most commonly reported AEs. Nineteen (40.4%) participants experienced a treatment-emergent SAE reported during the study, with congestive cardiac failure (10.6%) and acute kidney injury (8.5%) the most commonly reported SAEs.

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

Stabilization of TTR, as measured using established ex vivo assays, was maintained greater than 90% on average at all study visits in actively treated patients.

(1) Reported occupancy >100% caused by background protein fluorescence.

Mean serum TTR levels, a prognostic indicator of survival in a published cohort of wild-type ATTR-CM patients, were elevated upon acoramidis treatment and were maintained in the normal range throughout the study duration. Mean serum TTR levels were increased from baseline by 39% and 56% in wild-type and variant-carrying ATTR-CM patients, respectively, at OLE Visit Day 180.

1	400mg and 800mg BID acoramidis groups pooled during randomized portion

2	Defined as the lower limit of the reference interval for the serum prealbumin (TTR) clinical laboratory assay

Cardiac biomarkers and echocardiographic parameters were stable during the OLE study. NT-proBNP and TnI were unchanged throughout the course of the study. Echocardiographic parameters, including left ventricular mass and left ventricular stroke volume index, were unchanged during the study.

Clinical Development Plan

We are conducting a randomized, global Phase 3 study of acoramidis in ATTR-CM patients, or ATTRibute-CM. ATTRibute-CM enrolled 632 subjects with symptomatic ATTR-CM, including both wild-type and variant TTR carriers with NYHA Class I-III symptoms. Subjects were randomized 2:1 between treatment (acoramidis 800 mg twice daily) and placebo. In Part A, change in 6MWD at 12 months will be compared between treatment and placebo groups as a potential registrational endpoint. We anticipate reporting 12-month 6MWD data from Part A of the Phase 3 ATTRibute-CM study in late 2021 or early 2022, and from Part B in 2023. If the change in 6MWD is highly statistically significant, we anticipate submitting an NDA for ATTR-CM in 2022. In Part B, the study will continue for a total duration of 30 months, at which point all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups. A schematic of the trial is shown below:

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases as a result of heightened disease awareness and the adoption of non-invasive diagnostic techniques. As such, if acoramidis is approved, we believe that there could be a significant population of newly diagnosed patients that can be treated with acoramidis who have not previously been treated with a disease-modifying therapy. If approved, we believe that acoramidis could have meaningful commercial potential. Further, we believe that acoramidis, if approved, has the potential to demonstrate benefit as a best-in-class stabilizer for the treatment of ATTR.

Competition

If acoramidis is approved as a treatment for ATTR-CM, we expect to face competition primarily from Vyndaqel / Vyndamax (tafamidis meglumine/tafamidis), which is approved in the United States, European Union and Japan as a treatment for ATTR-CM. Additionally, there are a number of RNAi, antisense oligonucleotide and gene editing product candidates that are currently in development as potential treatments for ATTR-CM.

Low-dose Infigratinib: Achondroplasia

Summary

We are developing low-dose infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, or TKI, for the treatment of achondroplasia. While we are also investigating infigratinib as a potential treatment for certain oncology indications, we are utilizing a significantly lower dose in children with achondroplasia than we are for our oncology programs. We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia and PROPEL 2, a Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia. We anticipate that we will report initial data from PROPEL 2 in the second half of 2021.

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

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, we are not aware of any other medicines approved for marketing by the FDA or the European Medicines Agency, or the EMA, for the treatment of achondroplasia.

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

Preclinical proof-of-concept has been demonstrated in an achondroplasia mouse model at dose levels as low as 2% of those used in our oncology trials. In our Phase 1 dose escalation clinical trials of infigratinib, we saw acceptable tolerability, including no instances of hyperphosphatemia, at three to six times the expected dose level in our achondroplasia trials. Based on these results, we do not expect significant tolerability issues at the proposed dose level in the clinic.

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

Clinical Development Plan

We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia. The study will establish annualized growth velocity, or AGV, for each child for a minimum period of six months. PROPEL is designed to provide baseline measurements for children that we anticipate enrolling in PROPEL 2, an ongoing Phase 2 study of low-dose infigratinib.

PROPEL 2 is designed as an open-label, dose-escalation and expansion trial in children with achondroplasia prior to growth plate closure. The primary objective of this study is to assess safety and tolerability in children with achondroplasia. Secondary objectives will include PK analyses, change in growth velocity, and assessment of quality of life. We anticipate that we will report initial data from PROPEL 2 in the second half of 2021.

Key Competitors

Infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in development for the treatment of achondroplasia. There are four other identified companies developing compounds for the treatment of achondroplasia using alternative mechanistic approaches: BioMarin Pharmaceutical Inc. (vosoritide), Ascendis Pharma A/S (TransCon CNP), Pfizer Inc. (recifercept) and Sanofi S.A. (SAR442501).

BBP-631: Congenital Adrenal Hyperplasia

Summary

We are developing BBP-631, a preclinical AAV gene transfer product candidate, for the treatment of CAH, caused by 21OHD. BBP-631 was granted orphan drug designation from both the FDA for the treatment of congenital adrenal hyperplasia 21-hydroxylase deficiency and the EMA for the treatment of congenital adrenal hyperplasia in 2018. We anticipate initiating a Phase 1/2 first-in-human clinical trial of BBP-631 in the second half of 2021, with initial data from this study anticipated in late 2021 or early 2022.

Disease Overview

CAH is a debilitating and life-threatening disease with no available cure, despite newborn screening for the disease being conducted in every U.S. state. The disease is defined by an inability to produce cortisol and aldosterone, and an excess production of testosterone. Lack of cortisol disrupts glucose metabolism and the body’s normal response to stress, leading to potentially fatal adrenal crises, while lack of aldosterone disrupts sodium retention, resulting in low blood pressure, arrhythmia and dehydration. Additionally, excess testosterone causes virilization in females, often leading to ambiguous genitalia and masculinizing features at birth. Hormonal changes during puberty compound the CAH deficiencies. Females often suffer from limited fertility and require intensive treatment before, during and after pregnancy, and up to 40% of adult males will have adrenal rest tumors that can lead to gonadal dysfunction and infertility, occasionally requiring surgery.

Over 90% of CAH cases are caused by 21OHD, a genetic defect in the CYP21A2 gene coding for the enzyme 21OH. Mutations resulting in loss of enzymatic activity of 21OH prevent conversion of progesterone into 11-deoxycorticosterone and 17-hydroxyprogesterone (17OHP) into 11-deoxycortisol, which are the precursors to aldosterone and cortisol, respectively.

CAH patients with 21OHD can be divided into two categories depending on the type of genetic mutation: classic and non-classic. We are primarily focused on treating classic patients, who have the more severe phenotype and that can be categorized into simple virilizing (approximately 25% of patients) and salt-wasting (approximately 75%) by the severity of aldosterone deficiency and level of residual 21OH enzyme activity. Patients with the salt-wasting form of disease have residual enzyme activity of 0% to 1% of normal and patients with the simple virilizing phenotype have 1% to 10% enzyme activity. All patients with the classic form require treatment at birth, as cortisol deficiency can lead to adrenal crisis as early as one to four weeks of life and can quickly lead to death. The salt-wasting form has an incidence of one in 20,000 births, while the simple virilizing form has an incidence of one in 60,000 births. Together, these translate to an estimated 600 classic patients born in the United States and Europe per year. We estimate there are more than 75,000 patients in the United States and Europe in the total addressable patient population.

Current standard of care treatments do not cure patients, but replace missing glucocorticoids, such as cortisol, and mineralocorticoids, such as aldosterone, as well as reduce excessive androgen secretion. Although glucocorticoids are the mainstay of CAH therapy, individuals respond in varying ways, and chronic use of glucocorticoids in children and adults requires careful management because of the well-known side effects of these drugs, such as Cushingoid features, metabolic disease, obesity, hypertension, growth retardation, glucose intolerance, electrolyte disturbance, bone demineralization/increased risk of fracture and delayed puberty. Clinical management of classic CAH is often a very difficult balance between hyperandrogenism and hypercortisolism.

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

Preclinical Data

Initial preclinical activity was explored in a Cyp21 knockout mouse model using AAVrh10. An intravenous, or IV, injection of vector genomes was observed to improve multiple disease-related factors over a 15-week duration window, including an increase in body weight, a decrease in urinary progesterone (the main substrate of 21OH), and an increase in renin expression (signaling an increased capacity for salt retention).

A study in non-human primates, or NHP, comparing evaluated AAV serotypes 1, 5 and 6 identified AAV5 as the optimum serotype. We observed significant transfection in the adrenals where 21OH is synthesized. Additionally, AAV5 has relatively low seroprevalence in the human population, which may limit potential immunogenicity issues.

We have completed two sets of NHP studies designed to evaluate durability of expression, dosing/transgene expression relationships and preliminary safety. In the first set of experiments, which evaluated a lower dose of 3x10 12 vector genomes per kilogram, we observed sustained increases in Cyp21 mRNA levels up to six months out. We did not observe rapid decreases in vector genome counts and mRNA levels due to adrenal cell turnover between 1.5 and six months, providing preliminary support for sustained transgene expression.

In a second set of experiments, a total of 20 NHPs were treated with BBP-631 at one of three IV doses. Vector copy number and transgene mRNA expression in the adrenal glands were analyzed at four and 12 weeks post-dosing in the low- and medium-dose arms, and at 12 and 24 weeks post-dosing in the high-dose arm. No dose-related AEs were observed at any of the doses tested at any time point.

Overall, treatment with BBP-631 resulted in high vector copy number, or VCN, and mRNA expression in the adrenal gland, suggesting strong tropism and uptake of BBP-631 for the adrenal gland. In the high-dose arm, VCNs were maintained between 12 and 24 weeks. Furthermore, mRNA levels increased between 4 and 12 weeks for the medium dose arm and were consistent between 12 and 24 weeks for the high dose arm. Researchers also saw dose-dependent increases in both VCNs and mRNA levels across the three doses tested.

Key Competitors

There are two alternative therapeutic classes being investigated for treatment of CAH. The first are corticotropin-releasing factor type 1, or CRF1, receptor antagonists. CRF1 receptor antagonists regulate the release of adrenocorticotropic hormone, or ACTH, from the pituitary gland, which stimulates androgen and cortisol synthesis in the adrenal gland. In healthy individuals, endogenous cortisol provides negative feedback to the release of ACTH, which keeps androgen synthesis well regulated. Because this negative feedback is severely impaired in CAH patients, supraphysiologic doses of exogenous steroids are required to normalize androgen synthesis in these patients. While CRF1 receptor antagonists may regulate androgen synthesis, they do not address the lack of cortisol or aldosterone production in these patients. Therefore, steroid supplementation is still required with CRF1 receptor antagonists. Two CRF receptor antagonists, Crinecerfont (under development by Neurocrine Biosciences, Inc.) and Tildacerfont (under development by Spruce Biosciences, Inc.), are currently in Phase 3 and Phase 2b clinical trials, respectively.

The second alternative therapeutic class is ACTH receptor antagonists. Inhibition of this pathway, which is downstream of the CRF1 pathway, also results in inhibition of androgen and cortisol synthesis in the adrenal gland. However, like CRF1 receptor antagonists, ACTH inhibitors do not address the lack of cortisol or aldosterone production in these patients. CRN04904, an oral ACTH antagonist, is currently in Phase 1 clinical development by Crinetics Pharmaceuticals, Inc.

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

Encaleret: Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Encaleret is an oral small molecule antagonist of the calcium sensing receptor, or CaSR, that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1, or ADH1. We are currently studying encaleret in an ongoing Phase 2b clinical trial as a potential treatment for patients with ADH1, and anticipate reporting early results from this study in the first half of 2021. Encaleret has been granted orphan drug designation as a treatment for autosomal dominant hypocalcemia, including ADH Type 1 and ADH Type 2.

Hypoparathyroidism, or HP, is a disease in which the parathyroid gland secretes no or abnormally low levels of parathyroid hormone, or PTH, which results in hypocalcemia. Common presenting symptoms of hypoparathyroidism, related to hypocalcemia, including muscle cramps, carpopedal spasms, tingling and seizures. ADH1 is a rare, genetic form of HP caused by gain-of-function mutations of the CaSR, and which is characterized by increased sensitivity of the CaSR to calcium level. Symptoms due to hypocalcemia can be more severe than in other forms of HP, and include severe muscle cramping, seizures and kidney damage resulting from hypercalcuria. ADH1 has a prevalence of approximately 12,000 variant carriers in the United States. Chronic hypoparathyroidism has a larger estimated prevalence of approximately 200,000 in the United States and the European Union. No FDA or EMA approved therapies for ADH1 currently exist, although hypocalcemia is typically managed with calcium and activated vitamin D supplementation. Natpara (parathyroid hormone) was approved by the FDA in 2015 as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism, and has a labeled limitation of its use in patients with ADH1.

Our Product Concept

Encaleret is an investigational small molecule antagonist of the CaSR. It has been studied in more than 1,200 human subjects and was observed to increase serum calcium in a dose-dependent manner. The rationale for developing encaleret as a potential treatment for patients with ADH1 is based on both non-clinical and clinical evidence. Antagonists of the CaSR have been shown, in both in vitro and in vivo models, to shift the aberrant CaSR “set-point” back towards a normal IC50 for calcium, resulting in increased PTH secretion, elevation of blood calcium concentrations, and reduction of urinary calcium excretion in cellular and animal models of ADH1. By selectively antagonizing the CaSR, encaleret may restore normal CaSR function in individuals with ADH1 and may address symptoms associated with hypocalcemia and hypercalciuria.

Clinical Development Plan

We have initiated a single-center Phase 2b study investigating encaleret in ADH1 at the National Institutes of Health. We anticipate reporting early results from this study in the first half of 2021.

Competitors

Encaleret is the only molecule that has been publicly disclosed in development for the treatment of ADH1. There are other identified companies developing compounds for the treatment of hypoparathyroidism using recombinant parathyroid hormone analogs or PTH receptor agonists: Takeda Pharmaceutical Company (Natpara), Ascendis Pharma A/S (TransCon PTH), Amolyt Pharma (AZP-3601), Chugai Pharmaceutical Company (PCO371), and Extend Biosciences Inc. (EXT607).

OTHER DEVELOPMENT PROGRAMS

MENDELIAN PORTFOLIO

Fosdenopterin: MoCD Type A

We are developing fosdenopterin, an IV formulation of synthetic cyclic pyranopterin monophosphate, or cPMP, for the treatment of molybdenum cofactor deficiency, or MoCD, Type A. Fosdenopterin received breakthrough therapy designation from the FDA in 2013 for MoCD, orphan drug designation from the FDA in 2009 and EMA in 2010 for the treatment of MoCD Type A, and rare pediatric disease designation for the treatment of MoCD Type A in June 2017. We filed an NDA for fosdenopterin with the FDA in 2020, which has been granted Priority Review designation.

MoCD Type A is an ultra-rare autosomal recessive inborn error of metabolism caused by disruption in molybdenum cofactor, or MoCo, biosynthesis which results in deficiencies in multiple enzyme activities, including sulfite oxidase, or SOX, and leads to uncontrolled sulfite toxicity in the brain. The disease typically presents very early in life, with median presentation at first day of life. The disease is characterized by severe and rapidly progressive acute sulfite-related neurological damage and associated heterogeneous neurological sequelae including seizures, feeding difficulties and in most cases death, with the median survival estimated to be approximately three years. Incidence is estimated to be one in 100,000 to 200,000 live births worldwide, with MoCD Type A accounting for approximately two-thirds of all cases. There are no available treatments approved for any form of MoCD. Supportive care and anti-convulsant therapy may be used to manage symptoms.

BBP-671: PKAN and Organic Acidemias

BBP-671 is an oral, small molecule, allosteric activator of pantothenate kinases that we are developing for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Organic Acidemias, or OAs. BBP-671 is currently in preclinical development. BBP-671 has received orphan drug designation as a treatment of proprionic acidemia, or PA, and as a treatment of PKAN. BBP-671 was also designated as a drug for a rare pediatric disease for treatment of both PKAN and PA.

PKAN is a rare genetic disorder with progressive neurodegeneration. Early onset patients typically demonstrate motor deficits with possible visual problems from retinal degeneration within six years of age. Later onset disease is heterogeneous, with psychiatric symptoms and progressive parkinsonism developing in late childhood to adulthood. The prevalence of PKAN is approximately one in 1,000,000, with between 800 to 850 patients in the United States and the European Union. There are currently no approved treatments for PKAN.

OAs are caused by mutations in enzymes that disrupt amino acid metabolism leading to acute decompensations requiring hospitalization, as well as long-term complications involving multiple organ systems, such as the heart, pancreas, kidney, liver and brain. The incidence of OAs is approximately five in 100,000 births. The  standard of care includes dietary restriction and supplementation, but unmet need remains high due to metabolic decompensations and long-term complications.

BBP-711: Primary Hyperoxaluria and Frequent Stone Formers

BBP-711 is an oral, small molecule inhibitor of glycolate oxidase, or GO, that we are developing for the treatment of primary hyperoxaluria and patients who experience frequent kidney stone formation. BBP-711 is currently in preclinical development. BBP-711 has received orphan drug designation from the FDA as a treatment of primary hyperoxaluria type 1, or PH1. BBP-711 has also been designated as a drug for a rare pediatric disease for treatment of PH1.

PH1 is a rare, autosomal-recessive inborn error of metabolism driven by a defect in the AGXT gene, which codes for the enzyme alanine-glyoxylate aminotransferase, or AGXT.  Deficiencies in the AGXT enzyme translate into the incapacity of PH1 patients to detoxify glyoxylate into glycine. As a result, glyoxylate is oxidized into oxalate, which cannot be metabolized by humans. Elevated oxalate levels form calcium oxalate crystals, and subsequently kidney stones, which damage the kidneys, culminating in renal dysfunction. Prevalence for PH1 is estimated to be 5,000 patients in the United States and the European Union. Due to heterogeneous symptom presentation and similarity with other diseases, we believe that the disease is underdiagnosed. Prevalence for frequent stone formers is estimated to be 1.5 million in the United States and the European Union. Standard of care involves symptomatic management through supplementation with vitamin B6, increased fluid intake, and citrate, to intensive dialysis and lithotripsy. Ultimately, the only curative treatment is a combined liver and kidney transplant.

BBP-418: Limb Girdle Muscular Dystrophy Type 2i

BBP-418 is an orally administered ribitol replacement therapy we are developing for the treatment of Limb Girdle Muscular Dystrophy type 2i, or LGDM2i. We are currently studying BBP-418 in an ongoing Phase 1 clinical trial. Subject to successful completion of the Phase 1 clinical trial, we anticipate initiating a Phase 2 clinical trial in 2021 and generating top-line data from this clinical trial in 2022.

LGMD2i is an inherited rare progressive genetic disorder characterized by lower-limb weakness and loss of ambulation, in addition to potential pulmonary and cardiac dysfunction. LGMD2i has an estimated prevalence of around 4.5 per 1,000,000. There is no disease-modifying treatment available. Standard of care for fukutin-related protein gene dystroglycanopathies is supportive care to alleviate end organ dysfunction.

BBP-472: PI3KB Inhibitor for Autism-Spectrum Disorder Characterized by Loss of PTEN Protein

BBP-472 is a series of small molecule PI3KB inhibitors being designed to balance kinase signaling in the brain for the treatment of children with autism-spectrum disorders characterized by loss of the PTEN protein. BBP-472 is currently in preclinical development.

GENETIC DERMATOLOGY

BBP-009/Patidegib (PellePharm): Gorlin Syndrome and High Frequency Basal Cell Carcinoma

BBP-009 is a topical gel formulation of patidegib, a hedgehog inhibitor, that we are developing for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma, or HF-BCC. We are currently conducting a Phase 3 clinical trial of BBP-009 in Gorlin Syndrome and a Phase 2b clinical trial of BBP-009 in HF-BCC. We have received breakthrough therapy designation from the FDA, as well as orphan drug designation from both the FDA and EMA, for BBP-009 for the treatment of Gorlin Syndrome.

In November 2018, through our investment in PellePharm, Inc., or PellePharm, we entered into a partnership with LEO Pharma A/S, or LEO, pursuant to which LEO has acquired a minority stake in PellePharm and has agreed to provide additional non-dilutive capital to fund the development of topical patidegib, including our planned Phase 3 clinical trial. LEO also acquired an option to purchase all shares in PellePharm at a later date. See “—Our Material Agreements—BBP-009 (Patidegib): Option Agreement with LEO Pharma A/S.”

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

We have completed enrollment in both a Phase 1/2 clinical trial and a Phase 2 clinical trial in patients with RDEB. We anticipate that we will provide data from the ongoing Phase 2 study in late 2021 or early 2022.

BBP-681: Venous and Lymphatic Malformations

BBP-681 is a transdermal PI3K inhibitor that we are developing for the treatment of cutaneous venous and lymphatic malformations. We are currently studying BBP-681 in an ongoing Phase 1/2 clinical trial and anticipate providing initial data from this study in 2022.

Venous malformations, or VMs, are large, disorganized veins that can cause significant morbidity due to functional impairment, pain, bleeding and disfigurement. Lymphatic malformations, or LMs, involve the lymphatic vessels and cause functional impairment and pain similar to VM, lymphatic leakage and disfigurement. The prevalence of VMs and LMs is greater than 75,000 and 42,000, respectively, in the United States and the European Union in the skin.  Standard of care is generally non-disease-modifying and invasive and ranges from compression bandages and aspirin, to laser ablation, surgical resection and sclerotherapy.

BBP-561: Netherton Syndrome

BBP-561 is a topical KLK5/7 inhibitor that we are developing for the treatment of Netherton Syndrome. BBP-561 is currently in preclinical development.

Netherton Syndrome is a devastating genetic disease characterized by skin breakdown complicated by risk of sepsis, severe malnutrition, and dehydration in affected neonates. It can additionally lead to chronic problems including allergy, infection and inflammation. The prevalence is approximately 4,000 to 17,000 patients in the United States and the European Union. No disease-modifying therapy exists. Palliative and preventative treatments are used to manage symptoms.

TARGETED ONCOLOGY

Infigratinib: FGFR-Driven Cancers

We are developing infigratinib, an oral FGFR1-3 selective TKI for the treatment of FGFR-driven cancers. Specifically, we are developing infigratinib in three oncologic indications: (i) cholangiocarcinoma, or CCA, or bile duct cancer, with FGFR2 fusions or translocations, (ii) urothelial carcinoma, or UC, with FGFR genomic alterations, and (iii) other cancers with FGFR fusions or translocations.

We filed an NDA with the FDA in late 2020 for infigratinib as a second-line or later therapy in patients with advanced and/or metastatic CCA with FGFR2 fusions or translocations. The FDA has granted our NDA for infigratinib in cholangiocarcinoma Priority Review designation and it is being reviewed under the Real-Time Oncology Review, or RTOR, pilot program, which is an initiative of the FDA’s Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients. We are studying infigratinib as a potential treatment for FGFR-driven cancers in multiple ongoing clinical trials:

•

a Phase 3 randomized, open-label clinical trial of infigratinib as a first-line therapy for CCA compared to gemcitabine and cisplatin in advanced and/or metastatic CCA with FGFR2 fusions or translocations;

•	a Phase 2 single-arm clinical trial in patients with advanced or metastatic cholangiocarcinoma with FGFR alterations;
•	a Phase 3 randomized, double-blind, placebo-controlled clinical trial in cisplatin-ineligible adjuvant UC with FGFR3 genomic alterations; and
•	a Phase 2 single-arm clinical trial in patients with advanced or metastatic solid tumors harboring FGFR1-3 gene fusions or genetic alterations.

We received Fast Track Designation in adults with first-line advanced or metastatic cholangiocarcinoma and the FDA and EMA have granted orphan drug designation for infigratinib as a treatment of cholangiocarcinoma.

BBP-398: Targeting Multiple Oncology Indications

BBP-398 is a small molecule inhibitor of SHP2 that we are developing as a potential treatment of cancers driven by hyperactive receptor tyrosine kinase, or RTK, or MAPK signaling. We are currently enrolling patients in a Phase 1 dose escalation and expansion clinical trial in patients with RAS and RTK mutations.

SHP2 is a phosphatase that acts downstream of receptor tyrosine kinases in the MAPK signaling pathway. SHP2 is critical in signaling in these pathways. Increased MAPK signaling is a hallmark of a number of cancer types, including cancers driven by RTK genetic alterations, cancers with RTK fusion mutations, and cancers with constitutively active MAPK signaling. Additionally, SHP2 is implicated as a downstream mediator of PD-1 signaling, a key target of immuno-oncology treatment.

BBP-954: Multiple Oncology Indications

BBP-954 is a preclinical discovery program for irreversible inhibitors of glutathione peroxidase 4, or GPX4, for the treatment of solid and hematological cancers.

Ferroptosis is a form of oxidative programmed cell death that cancer cells must avoid in order to survive and form tumors. GPX4 is an enzyme that protects cancer cells from ferroptosis by neutralizing toxic lipid free radicals. By inhibiting GPX4, we aim to trigger ferroptosis in cancer cells. Preclinical data generated by us and third parties suggest many of the most common cancers are sensitive to GPX4 inhibition, both in monotherapy and combination with standard anti-cancer agents such as kinase inhibitors and chemotherapy. We believe that GPX4 may be potentially applicable to a number of common solid and hematologic cancers, including non-small cell lung cancer, breast cancer, melanoma, pancreatic adenocarcinoma, renal cell carcinoma and Non-Hodgkin’s lymphoma, among others.

BBP-454: KRAS-Driven Cancers

BBP-454 is a preclinical development program focused on approaches to inhibit KRAS through novel selective mechanisms, for the treatment of KRAS-driven cancers.

KRAS is a member of the RAS family of oncogenes, which also includes HRAS and NRAS, and together comprises some of the most well-known monogenic drivers of cancer. Mutations in NRAS are frequently found in leukemia and melanoma, while HRAS is frequently mutated in bladder, thyroid, and head and neck squamous cell carcinoma. KRAS mutations are a frequent driver of a number of the largest cancer indications with high unmet medical need, including 30% of non-small cell lung cancers, 98% of pancreatic adenocarcinomas and 45% of colorectal adenocarcinomas. The most common KRAS mutations involve a change from glycine at position 12 in the protein to aspartic acid (G12D, 36% of all KRAS mutations), valine (G12V, 24%), and cysteine (G12C, 15%), but also include mutations at glycine 13 and glutamine 61. In aggregate, over 500,000 patients in the United States and Europe are diagnosed with KRAS-driven cancers, annually.

KRAS-mutant cancers are driven by active, GTP-bound KRAS located at the cell membrane. We are developing multiple strategies that target KRAS through novel, mutation-agnostic mechanisms. We anticipate nominating our first development candidate from this discovery program in 2022.

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

Additional Program-Related Information

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of our product candidates. Aside from a manufacturing agreement that we entered into in December 2019 through our subsidiary, BridgeBio Gene Therapy, LLC, we have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Several of our development candidates have or are in the near term expected to have redundant and overlapping drug substance and drug product supply chains.

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

As of February 15, 2021, our intellectual property portfolio is composed of 65 issued patents and 135 patent applications that we license from academic and research institutions and other third parties, and 25 issued patents and 220 pending patent applications that we own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.

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

In addition, QED Therapeutics, Inc. owns one pending U.S. provisional patent application and two pending PCT patent applications that are directed to methods of treating various cancers using BBP-831. If any patents issue from these patent applications, such patents would be expected to expire in 2040 or 2041.

Eidos Therapeutics, Inc.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to nine issued U.S. patents with claims directed to composition of matter and methods of use relating to acoramidis. These patents are expected to expire in 2031 or 2033. We also license rights from Stanford to two pending U.S. patent applications, one issued European patent, one pending European patent application, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to acoramidis. These patents and patent applications, if issued, are expected to expire in 2031 or 2033.

In addition, we own one issued U.S. patent, three pending U.S. patent applications, and 50 related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and formulations relating to acoramidis. The issued U.S. patent is expected to expire in 2038. The pending U.S. and foreign patent applications, if issued, are expected to expire in 2038 or 2039.

Adrenas Therapeutics, Inc.

For our subsidiary Adrenas Therapeutics, Inc., we own one pending U.S. patent application and six related foreign patent applications pending in various jurisdictions including Canada, China, Europe, Japan, and Korea with claims directed to recombinant AAV vectors relating to BBP-631. These patent applications, if issued, are expected to expire in 2039.

Phoenix Tissue Repair, Inc.

For our subsidiary Phoenix Tissue Repair, Inc., we license rights from the University of Southern California, or USC, to one issued U.S. patent with claims directed to polypeptides comprising functional fragments of collagen 7, and three pending U.S. patent applications with claims directed to methods of use, including treating epidermolysis bullosa with collagen 7. The issued U.S. patent is expected to expire in 2035 and the pending U.S. patent applications, if issued, are expected to expire between 2027 and 2035. We also license rights from USC to five related foreign patents issued in various jurisdictions including Australia, Europe and Japan, and three related foreign patent applications pending in various jurisdictions including Australia. The foreign patents and patent applications, if issued, are expected to expire between 2027 and 2035.

We also own six issued U.S. patents, four pending U.S. patent applications, one pending PCT patent application, seven foreign patents, and over 20 foreign patent applications pending in various jurisdictions with claims relating to collagen 7 materials and methods relating to the same. These include issued U.S. patents in the United Kingdom, France and Germany with claims directed to collagen 7 modification for enhancing the degradability of collagen that are expected to expire in 2022. This portfolio also includes pending and/or issued claims relating to collagen 7 detection assays, methods of making and purifying collagen 7, methods of treating subjects having age-related disorders with collagen 7, collagen 7 compositions, and methods of treating epidermolysis bullosa with collagen 7.

This portfolio also includes pending and/or issued claims relating to collagen 7 detection assays, methods of making and purifying collagen 7, methods of treating subjects having age-related disorders with collagen 7, collagen 7 compositions, and methods of treating epidermolysis bullosa with collagen 7. These patents and patent applications, if issued, are expected to expire between 2025-2040.

TheRas, Inc.

For our subsidiary TheRas, Inc., we license rights from The Regents of the University of California, or the University of California, and Leidos Biomedical Research, Inc., or Leidos, to an issued U.S. patent and two pending U.S. patent applications with claims directed to modulators of K-RAS, which include claims to the modulators as composition of matter and their use in therapy, including the treatment of cancer, and over twenty related foreign patent applications pending in various jurisdictions, including Australia, Canada, China, Europe, Japan, and Mexico. The U.S. patent and the U.S. and foreign patent applications, if issued, are expected to expire in 2036 and 2038. We also co-own with, and license rights from, the University of California and Leidos, three pending Taiwanese patent applications. If issued, any patent applications claiming the benefit of these applications are expected to expire in 2039.

In addition, TheRas co-owns with Leidos and Lawrence Livermore National Security, LLC, or Livermore, one pending U.S. patent application with claims directed to modulators of K-RAS, which include claims to the modulators as composition of matter and their use in therapy, including the treatment of cancer. Any patents issuing from this application are expected to expire in 2042.

Our Material Agreements

Acoramidis

License Agreement with Alexion

In September 2019, through our subsidiary Eidos Therapeutics, Inc., or Eidos, we entered into a license agreement, or the “Alexion License Agreement, with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. , or together, Alexion, to develop and commercialize acoramidis in Japan. Additionally, in September 2019, Eidos entered into a stock purchase agreement with Alexion, pursuant to which Eidos sold to Alexion 556,173 shares of its common stock for aggregate cash proceeds of $25.0 million. Under the terms of the Alexion License Agreement, Eidos granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize acoramidis in Japan. In consideration for the license grant, Eidos received an upfront payment of $25.0 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, Eidos is entitled to receive royalties in the low double-digits on net sales by Alexion of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

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

BBP-870: Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company

In June 2018, through our subsidiary Origin Biosciences, Inc., we entered into an asset purchase agreement with Alexion Pharma Holding Unlimited Company, or Alexion Pharma, pursuant to which we acquired Alexion’s right, title and interest in certain assets relating to fosdenopterin, including patents and other intellectual property rights.

In the event that a Priority Review Voucher, or PRV, is granted to us by the FDA, we have agreed to pay Alexion Pharma a percentage in the mid-teens of any proceeds received by us from our sale of the PRV to a third party. If we do not sell the PRV to a third party within 180 days after our receipt of the PRV, we are obligated to pay Alexion Pharma $18.8 million, which amount is creditable against any amounts otherwise due to Alexion Pharma in accordance with the preceding sentence upon any future sale by us of the PRV. We are obligated to make contingent milestone payments totaling $3.0 million upon achievement of certain development milestones and $17.0 million upon achievement of certain sales milestones for products containing the fosdenopterin molecule. We also agreed to pay Alexion Pharma tiered royalties ranging from the low-to mid-teens on net sales of products containing the fosdenopterin molecule.

We are obligated to use commercially reasonable efforts to obtain a PRV, achieve specified milestone events and commercialize at least one product containing the fosdenopterin molecule after receipt of regulatory approval.

BBP-009 (Patidegib): Option Agreement with LEO Pharma A/S

In November 2018, through PellePharm, we entered into an option agreement with LEO Pharma, or LEO Pharma, and LEO Spiny Merger Sub, Inc., pursuant to which LEO Pharma was granted an exclusive, irrevocable option to acquire PellePharm. The option is exercisable by LEO Pharma on or before the occurrence of certain events relating to PellePharm’s clinical development programs, and in no event later than July 30, 2021. As consideration for the option, LEO Pharma paid to PellePharm exclusivity payments totaling approximately $27.9 million in the aggregate and purchased a minority equity interest in PellePharm for approximately $5.1 million. In addition, LEO Pharma has agreed to pay additional exclusivity payments to PellePharm in an amount not to exceed $37.0 million in the aggregate under certain circumstances.

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

BBP-589: Asset Purchase Agreement with Shire Human Genetic Therapies, Inc. and Lotus Tissue Repair

In July 2017, through our subsidiary, Phoenix Tissue Repair, Inc. or Phoenix, we entered into an asset purchase agreement with Shire Human Genetic Therapies, Inc., or Shire, and Lotus Tissue Repair, Inc. or Lotus, pursuant to which we acquired from Shire and Lotus the right, title and interest in certain assets relating to recombinant human collagen type VII, including patents and other intellectual property rights, as well as data and regulatory filings, relating to the treatment of DEB, and assumed certain liabilities with respect thereto. In connection with the acquisition of such assets, (i) Shire and Lotus granted to us a non-exclusive, worldwide, irrevocable, perpetual, royalty-free, sublicensable license under certain intellectual property related to the acquired assets but retained by Shire and Lotus, for the exploitation of certain recombinant human collagen type VII products in all fields, and (ii) we granted to Shire and Lotus a non-exclusive, worldwide, irrevocable, perpetual, royalty-free, sublicensable license under certain of the acquired intellectual property assets to exploit products other than recombinant human collagen type VII products and other than for the treatment of DEB in humans.

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

Under the UCSF License, we acquired an exclusive, royalty-bearing, sublicensable, worldwide license to make, have made, use, sell, offer for sale and import products, services and methods covered by the licensed patent rights, and to perform licensed processes, in each case, in prophylactic and therapeutic uses in humans. In addition, we received an option for certain inventions conceived and reduced to practice during a specified term. Under the UCSF License, UCSF retains, on behalf of itself and a third party, the right to make, use and practice certain of the licensed intellectual property rights for research and educational purposes, and the right to license to other academic and nonprofit organizations to practice the patent rights for research and educational purposes, including with respect to sponsored research performed on behalf of commercial entities. The rights and interests of any such commercial entity shall be subject to the licenses granted to us pursuant to the UCSF License. The UCSF License is also subject to pre-existing rights of the U.S. Government and the NIH.

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

U.S. Government Regulation of Drug and Biological Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our products and our reputation.

Our product candidates must be approved by the FDA through either an NDA or a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practices, or GLP, requirements;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each human trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the NIH Recombinant DNA Advisory Committee, or the RAC, of the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guideline. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

•

Phase 2 clinical trials involve studies in disease-affected patients to evaluate proof of concept and/or determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

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

The FDA has developed the Oncology Center of Excellence RTOR pilot program to facilitate a more efficient review process for certain oncology product candidates. Although this program allows FDA to begin reviewing clinical data prior to submission of a complete NDA or BLA, the program is not intended to change the PDUFA review timelines.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require the applicant to obtain additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and/or to complete other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the

NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

Expedited Development and Review Programs

A sponsor may seek to develop and obtain approval of its product candidates under programs designed to accelerate the development, FDA review and approval of new drugs and biologics that meet certain criteria. For example, the FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that are intended to treat a serious or life threatening disease or condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. For a fast track-designated product, the FDA may consider sections of the NDA or BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

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

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

The FDA has also announced the availability of the RTOR pilot program for oncology product candidates that are likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications and candidates meeting other criteria for other expedited programs, such as fast track and priority review. Submissions for RTOR consideration should also have straightforward study designs and endpoints that can be easily interpreted (such as overall survival or progression free survival). Acceptance into the RTOR pilot does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, but the program allows FDA to review data earlier, before an applicant formally submits a complete application. The RTOR pilot program does not affect FDA’s PDUFA timelines.

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

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare and Medicaid Services, or CMS, including the Office of Inspector General and Office for Civil Rights, other divisions of the Department of HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

HIPAA created federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program.

Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. HHS has already implemented certain of these measures, while others are pending. For example, in May 2019, the CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additional recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some proposals related to the previous administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, Congress has indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. Likewise, the Biden administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through 2029 unless additional congressional action is taken. Pursuant to the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit, which is currently anticipated to occur in December 2021.

European Union Drug Marketing

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of the European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU

Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EEA Member States through decentralized or mutual recognition procedures with a view to more quickly granting a MA in the United Kingdom or Great Britain.

European Union New Chemical Entity Exclusivity

In the EEA, innovative medicinal products qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EEA, for a period of eight years from the date of authorization of the reference product. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, however, another company may market another version of the product if such company obtained a MA based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EEA, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than five in 10,000 persons in the EEA, or (ii) it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development. In either case, the applicant must also demonstrate that no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected compared to the product available).

In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EEA Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

From January 1, 2021, a separate process for orphan drug designation will apply in Great Britain. There will be no pre-marketing authorization orphan designation (as there is in the EEA) and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).

European Pediatric Investigation Plan

In the EEA, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If a marketing authorization is obtained and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the United Kingdom. However this ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the United Kingdom in the long term. The MHRA has recently published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products and medical devices evolves over time.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the European Union or the monitoring of the behavior of data subjects in the European Union. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of

January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The United Kingdom, however, is now regarded as a third country under the European Union’s GDPR which means that transfers of personal data from the EEA to the United Kingdom will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the United Kingdom and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the EEA remain free flowing).

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The U.S. Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Further, due to the COVID-19 pandemic, millions of individuals have lost or are expected to lose employer-based insurance coverage, which may adversely affect our ability to successfully commercialize our products.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. In addition, there have been several changes to the 340B drug pricing program in recent years, which impose ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. Legal challenges to reimbursement formula changes under the 340B drug pricing program are ongoing, and it is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Human Capital Management

Our human capital philosophy relies on attracting and retaining team members who consistently demonstrate top performance. Our culture and our approach to talent reinforces this philosophy, including recruiting, professional development, performance management and total rewards. We have provided below additional details on some of our core human resources, or People, processes.

As of December 31, 2020, we and our subsidiaries, to which we refer as our affiliates, had 385 full-time employees and 11 part-time employees. Of these, 268 focus on driving forward research and development programs, either directly or through our affiliates, and 128 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Recruiting

In 2020, we established an in-house talent acquisition capability to support our affiliates in hiring the right talent at the right time. This team of experienced recruiters works closely with hiring managers to understand the required skills and capabilities for an open role, and then supports the interview process and evaluation of candidates. We strive to hire top talent, and therefore need a high-quality recruiting process and candidate experience. We endeavor to fill every role with the most qualified candidate possible, which sometimes requires partnership with an external recruitment agency. We are consistently looking at new opportunities and avenues to recruit talented individuals to work at BridgeBio.

The talent acquisition team’s focus in 2021 is to meet the growth needs across BridgeBio and our affiliates. We recognize that our current and potential future team members have options for employment opportunities, including with other biotech and pharma companies, research and academic institutions, government entities, and consulting and investment firms. To attract and retain top performing team members, we focus on creating an environment that allows for autonomy, growth and impact while also offering a competitive total rewards package.

Professional Development and Performance Management

We invest in the professional development of our team members through regular feedback and guidance, as well as targeted learning and development opportunities to meet demonstrated needs. We established a set of five core attributes that we expect every BridgeBio team member to demonstrate while performing in their roles: Patient Champion, Entrepreneurial Operator, Truth Seeker, Inspires Excellence and High-Quality Executor.

BridgeBio conducts semi-annual formal performance reviews for all team members to evaluate performance against these attributes. These reviews include self, peer and manager feedback. The feedback focuses on strengths and opportunities for improvement to enable the professional development of all team members. At the end of the year, the performance review also includes a formal rating and informs compensation decisions, including performance bonus, salary adjustments and promotions.

Core Values and Ethics

Millions worldwide are afflicted with genetic diseases, but small patient populations and industry reluctance to conduct early-stage development means that for many, treatments have not been forthcoming. We are committed to bridging this gap: between business case and scientific possibility, between patient and hope. This starts with our first core value: to put patients first. We also strive to think independently. Our goal is to not simply accept the ideas and opinions of others as fact, but instead to ask “why?” and “why not?” We endeavor to bring a rigorous, first-principles mindset to each problem that we take on. We pride ourselves on being radically transparent. A commitment to independent thinking requires us to consider the ideas of others and to adopt them if they prove best. We strive to maintain a culture where any idea is worthy of both consideration and testing. We know that every minute counts. Our decentralized model strives to deliver treatments from discovery to patients as fast as humanly possible by utilizing focused teams of experts for each asset. Big decisions can be taken by people best-equipped to understand them, without wasting time on unnecessary cycles. And we let Science speak. Our model was designed to promote the rational assessment of our programs. Decisions about a program’s fate are driven by its performance against a set of objective criteria, giving each potential medicine’s scientific merits the last word. All employees are responsible for upholding these values and the BridgeBio Code of Business Conduct and Ethics, which forms the foundation of our policies and practices.

Total Rewards

To attract and retain top talent, we offer a competitive total rewards package. We peg total direct compensation at the upper end of market. We link a portion of every employee’s compensation to performance through a performance bonus program. To create a sense of ownership and align employee incentives with our long-term success, we offer eligible employees equity ownership in the company through stock option or restricted stock unit grants and our employee stock purchase plan. We also designed a program to incentive affiliate-level employees to achieve specific milestones at core value-inflection points, such as IND or NDA approval.

We focus our benefits offering on areas critical to keeping our employees and their immediate families healthy and productive. We offer physical and mental health benefits to all employees who work at least 20 hours per week, on average. We have a flexible paid time off policy to empower team members to take the time they need, when they need it.

Diversity, Equity and Inclusion

We believe that a diverse, equitable and inclusive culture is critical to BridgeBio’s success. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences, as we know that a diverse and inclusive workforce is a business imperative and key to our long-term success.

As a starting point of our Diversity, Equity and Inclusion, or DE&I, efforts, a group of employees launched a “Women at Bridge” employee resource group, which receives direct support from executive management. Women at Bridge is passionate about strengthening opportunities for women and working with others who share enthusiasm for that goal. In its first few months, the group performed an assessment of diversity and inclusion at BridgeBio, identified potential gaps, and formulated steps to address them. They facilitate open and direct communication to engage the broader BridgeBio organization, including updates with our Chief Executive Officer, open forums or town hall meetings, often with a guest speaker, regular ongoing update communications, and employee engagement surveys. Recently, a number of Women at Bridge “chapters” were formed to complement the larger forum and facilitate smaller, more meaningful discussions about strengthening and reinforcing opportunities and engagement of women across the organization.

In 2021, we intend to roll out additional initiatives to guide our DE&I activities. We formed a volunteer DE&I Steering Committee, comprised of a diverse set of BBP employees, to draft a DE&I vision for BridgeBio, and to establish specific goals and priorities for 2021. As one of the DE&I Steering Committee’s first initiatives, we intend to launch an Unconscious Bias education program for employees in 2021.

Response to COVID-19

With the emergence of the COVID-19 global pandemic, and prior to the shelter-in-place mandate from the State of California where the majority of our employees are located, we took extra precautions to reduce the risk of virus exposure for all employees. We encouraged all employees who were able to work from home to do so. For these newly remote employees, we provided ergonomic evaluations of their workstation, allowed flexible schedules, supported their information technology needs, and provided guidance for managers to ensure that their employees were maintaining their physical, mental and emotional wellbeing. We provided a monthly financial subsidy from April through August to accommodate for any new or ongoing at-home support that was needed.

We further supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort, including:

•	establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•	providing/mandating Covid-19 PCR testing protocol for all employees that need or desire to be in the office or lab;
•	decreasing density and increasing physical distancing in workspaces for employees working onsite by scheduling adjustments;
•	adjusting attendance policies to encourage those who are sick to stay home;
•	increasing cleaning protocols across all locations;
•	providing additional personal protective equipment and cleaning supplies;
•	implementing protocols to address actual and suspected COVID-19 cases and potential exposure;

•	prohibiting all domestic and international non-essential travel for all employees; and
•	requiring masks to be worn in all locations.

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

We became a large accelerated filer on December 31, 2020 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, our most recently completed second fiscal quarter, was greater than $700 million. Prior to that, we were an “emerging growth company”, or EGC, as defined in the Jumpstart Our Business Startups Act of 2012. As an EGC, we were eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We can no longer avail ourselves of these exemptions and are now required to comply with the standards and compliance dates for large accelerated filers.

ITEM 1A.  RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2020, 2019 and 2018 were $505.5 million, $288.6 million and $169.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $888.8 million. We have no products approved for commercial sale and have not generated any revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures, such as enabling alternate site, telehealth and home visits, and at home drug delivery, with respect to our ongoing clinical trials, as a result of the SARS-CoV-2, the novel strain of coronavirus that causes coronavirus disease 19, or COVID-19, pandemic, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations, or CROs, for non-clinical laboratory activities and engagement with contract manufacturing organizations, or CMOs, to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods and we will not generate any revenue from product sales until after we have successfully completed clinical development and received regulatory approval for the commercial sale of one or more product candidates.

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

We may never be able to develop or commercialize a marketable drug or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, that we may identify and pursue, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As part of our strategy, we expect to form and invest in additional wholly-owned subsidiaries and variable interest entities, or VIEs. Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to:

•	risk of conducting research and development activities in new therapeutic areas or treatment modalities in which we have little to no experience;
•	diversion of financial and managerial resources from existing operations;
•	our ability to negotiate a proposed acquisition, in-license or investment in a timely manner or at a price or on terms and conditions favorable to us;
•	our ability to combine and integrate a potential acquisition into our existing business to fully realize the benefits of such acquisition;
•	the impact of regulatory reviews on a proposed acquisition, in-license or investment; and
•	the outcome of any legal proceedings that may be instituted with respect to a potential acquisition, in-license or investment.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in January 2021, we completed our acquisition of all of the outstanding shares of common stock of Eidos that were not previously owned by us or our subsidiaries, to which we refer as the Eidos Merger. In connection with the Eidos Merger and our integration of Eidos’ historical operations into our business, the attention of certain members of each company’s management and each company’s resources were and may continue to be diverted from day-to-day business operations, and we may fail to realize the anticipated benefits of the transaction. Additionally, the interests of our stockholders were diluted as a result of our issuance of shares of our common stock to Eidos’ stockholders and our assumption of certain equity awards of Eidos in connection with the transaction. We may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations. In addition, from time to time we have pursued, and may in the future pursue, research and development programs through our wholly-owned subsidiaries and VIEs that we may ultimately determine not to advance, based on our ongoing assessment of the likelihood of success relative to the costs and risks associated with the program.

Risks Related to the Clinical Development of Our Product Candidates

We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	delays in clinical trial enrollment or clinical trial initiation resulting from the COVID-19 pandemic or any future pandemics;
•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•	delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;
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
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an Investigational New Drug application, or IND, or IND amendment, clinical trial application, or CTA, or CTA amendment, or equivalent application or amendment; or as a result of a new safety finding that presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites;

•

developments in trials for other product candidates with the same targets or related modalities as our product candidates conducted by competitors that raise regulatory or safety concerns about risk to patients of the treatment, or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	difficulties in securing access to materials for the comparator arm of certain of our clinical trials;
•

delays in identifying, recruiting and enrolling suitable patients to participate in clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;
•	failure by CROs, other third parties or us to adhere to clinical trial requirements;
•	failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
•	occurrence of adverse events, or AEs, associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of any product candidates that we may identify and pursue being greater than we anticipate;
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

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of product candidates that we may identify for use in clinical trials, or the inability to do any of the foregoing.

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

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing Phase 3 clinical trial of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our planned clinical trial of BBP-631 and our ongoing Phase 2b clinical trial of encaleret, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before FDA allows our proposed clinical trials to proceed.

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

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations. For example, if acoramidis is first approved for TTR amyloidosis-cardiomyopathy, or ATTR-CM, on the basis of efficacy endpoints other than for reduction in mortality or hospitalization, acoramidis might be limited to a second-line claim until such data were available. Any of these events could limit the commercial potential of acoramidis and have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, some clinical trials of our product candidates performed to date were generated from open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of acoramidis included an open-label clinical trial extension and our Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia, or PROPEL 2, is designed as an open-label trial, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
•

the approval or concurrent enrollment of clinical trials involving competing product candidates currently under development for Mendelian diseases or genetically driven cancers, or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	the ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials for any reason, including due to the ongoing COVID-19 pandemic.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events, or AEs, associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify or terminate our study plans based on findings in our preclinical studies or clinical trials. For instance, in our Phase 2 clinical trial of infigratinib for the treatment of FGFR-driven cancers, the most commonly reported treatment emergent AE of any grade was hyperphosphatemia, which is an electrolyte disorder in which there is an elevated level of phosphate in the blood. These and other AEs that we may observe in our ongoing and future clinical trials of our product candidates could require us to delay, modify or abandon our development plans for the affected product candidate or other product candidates that share properties of the affected product candidate. Many product candidates that initially show promise in early-stage testing may later be found to cause side effects that prevent further development. As we work to advance existing product candidates and to identify new product candidates, we cannot be certain that later testing or trials of product candidates that initially showed promise in early testing will not be found to cause similar or different unacceptable side effects that prevent their further development.

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

From time to time, we may publish interim, “top-line” or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line” or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Review and Approval of our Product Candidates

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

All of our product candidates require additional development; management of preclinical, clinical and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; build a commercial organization; commence marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales, if ever. Many of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidates, and it is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including, but not limited to:

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
•

the data collected from clinical trials of product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, biologics license application, or BLA, or other submission for regulatory approval in the United States or elsewhere;

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

In addition, even if an NDA or other submission for regulatory approval is filed and accepted for review, as in the case of our NDA for fosdenopterin in molybdenum cofactor deficiency, or MoCD, Type A and our NDA for infigratinib in cholangiocarcinoma, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. For instance, our clinical trials of infigratinib and fosdenopterin each included patients outside of the United States, and our Phase 3 clinical trials of acoramidis include patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our ongoing and planned Phase 3 clinical trials of acoramidis, for which we have enrolled cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In the European Economic Area, or the EEA, the Committee for Orphan Medicinal Products of the EMA grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, which either affects not more than five in 10,000 persons in the EEA, or where it is unlikely that the medicine would generate sufficient return to justify the necessary investment in its development. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment which is authorized or, if a method exists, the product would be of significant benefit to those affected by the condition.

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of transthyretin amyloidosis; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; fosdenopterin for the treatment of MoCD Type A; infigratinib for the treatment of cholangiocarcinoma; BBP-812 for the treatment of Canavan Disease; BBP-671 for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Propionic Acidemia, or PA; and BBP-711 for the treatment of Primary hyperoxaluria, or PH1. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; fosdenopterin for the treatment of MoCD Type A; BBP-631 for the treatment of congenital adrenal hyperplasia; BBP-812 for the treatment of Canavan Disease; and BBP-418 for the treatment of limb-girdle muscular dystrophy. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our product candidates could have a material adverse effect on our prospects.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024 is currently limited to drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress. Absent any such extension, if an NDA for any of fosdenopterin, BBP-671 or BBP-711 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy, fast track or regenerative medicine advanced therapy designation by the FDA.

We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our product candidates, although we cannot be certain that our product candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy, fast track designation and/or regenerative medicine advanced therapy, or RMAT.

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

Additionally, the FDA has accepted our NDA for infigratinib in cholangiocarcinoma for review under the Real-Time Oncology Review, or RTOR, pilot program, which is an initiative of the FDA’s Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients. Although this program allows the FDA to review data earlier, before an applicant formally submits a complete application, acceptance into the RTOR pilot does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, and it does not affect the FDA’s PDUFA timelines.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Risks Related to the Novel Nature of our Product Candidates

Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing processes our CMOs use to produce our product candidates, including our protein therapeutic and gene therapy product candidates, are complex, novel and have not been validated for commercial use. Several factors have caused and may cause future production interruptions, including restrictions on certain manufacturing operations and shortages in on-site personnel at our CMOs’ manufacturing facilities as a result of governmental “stay at home” orders in response to the COVID-19 pandemic, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

Certain of our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few gene therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions.

The FDA, National Institutes of Health, or NIH, other regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and the EMA and other foreign governments, have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Any such further regulation may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient died during a gene therapy clinical trial that utilized an adenovirus vector and it was later discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. In January 2000, the FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States, 13 of which required remedial action. In 2003, the FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that some patients treated in a clinical trial in France had subsequently developed leukemia. While the new AAV vectors that we use across our portfolio of gene therapy product candidates have been designed and developed to help reduce these side effects, gene therapy is still a relatively new approach to disease treatment, and past as well as different adverse side effects could develop.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. For example, in addition to the submission of an IND, to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Following an initial review, RAC members would make a recommendation as to whether the protocol raises important scientific, safety, medical, ethical or social issues that warrant in-depth discussion at the RAC’s quarterly meetings. Although the FDA decides whether individual gene therapy protocols may proceed under an IND, the RAC’s recommendations were shared with the FDA and the RAC public review process, if undertaken, could have impeded or delayed the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on clinical hold even if the RAC provided a favorable review or has recommended against an in-depth public review.

On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed on October 16, 2018, the NIH had announced that it would no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

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

Our product candidates based on gene therapy technology may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, the imposition of a clinical hold, limit the commercial potential or result in significant negative consequences.

Public attitudes may be influenced by claims that gene therapy as a novel technology is unsafe, unethical, or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. In addition, the FDA has imposed an increased number of clinical holds on gene therapy candidates in recent years. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. For example, there have been several significant adverse side effects in prior clinical trials of gene therapy product candidates, including reported cases of leukemia and death seen in other trials using other vectors. While new AAV vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed AEs following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

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

Risks Related to Reliance on Third Parties

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct some aspects of research and preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities reduces control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our respective clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and applicable legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. In addition, the FDA and comparable foreign regulatory authorities require compliance with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, some or all of the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials or to enroll additional patients before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials complies with the GCP regulations. For any violations of laws and regulations during the conduct of clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply applicable regulatory requirements or our stated protocols could also subject us to enforcement action.

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

Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. The facilities used by our contract manufacturers to manufacture our product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMP, requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for our product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our product candidates may compete with other product candidates and marketed drugs for access to manufacturing facilities. For example, the FDA granted Emergency Use Authorization to two vaccines for COVID-19 in late 2020 and the World Health Organization granted Emergency Use authorization to two additional vaccines for COVID-19 in February 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We or our CMOs must supply all necessary documentation in support of an NDA, BLA or MAA on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA, BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We are parties to and may seek to enter into additional collaborations, licenses and other similar arrangements, and may not be successful in maintaining existing arrangements or entering into new ones, and even if we are, we may not realize the benefits of such relationships.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, infigratinib, BBP-631 and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that acoramidis, infigratinib, BBP-631, encaleret or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

Additionally, we may develop companion diagnostic tests for use with our product candidates. For instance, we are partnered with FMI to develop a companion diagnostic for use in our NDA submission for infigratinib for second-line CCA. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal and state healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations; federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options, could, despite efforts to comply, be subject to challenge under one or more of such laws. Additionally, the FDA or foreign regulators may not agree that we have mitigated any risk of bias in our clinical trials due to payments or equity interests provided to investigators or institutions which could limit a regulator’s acceptance of those clinical trial data in support of a marketing application. Moreover, efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Further, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations relating to personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While the legislation and proposed regulations include the CCPA and CPRA contain an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business. The uncertainty surrounding the implementation of the CCPA, CPRA and other similar laws, regulations and standards that may be adopted in other jurisdictions exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct additional clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation 2016/679, or GDPR. This Regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken. Proposed legislation, if passed, would extend this suspension until conclusion of the COVID-19 national emergency. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, including the former administration’s budget for fiscal year 2020 contained further drug price control measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, has already implemented several of these provisions to date. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these recent executive and administrative actions.

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

We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our four core value drivers are pursuing, including, but not limited to: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to acoramidis; vosoritide, a CNP analogue, a potential competitor to low-dose infigratinib as a treatment for achondroplasia; crinecerfont, a CRF1receptor antagonist, a competitor to BBP-631; and Natpara, a parathyroid hormone, a competitor to encaleret. If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

Due to the continued evolution and uncertain global impact of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, results of operations and financial condition. The extent to which COVID-19 may impact us will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19, including global vaccination efforts.

Public health actions being undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, could adversely impact our business, results of operations and financial condition. As a result of these public health actions, we have and continue to experience, and may in the future experience, disruptions that severely impact our business, clinical trials and preclinical studies, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits; and
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials.

In the last quarter of 2020, a “second wave” of COVID-19 and additional lockdowns have been placed into effect in several parts of the United States. New, more contagious strains of COVID-19 have been reported in different parts of the world commencing in December 2020 and have since reached the United States. Depending on the duration and impact of the “second wave” and additional strains of COVID-19 and depending on where the infections rates are highest, our business, results of operations and preclinical and clinical development processes may be negatively impacted, including the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations and financial condition.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials, and the availability of governmental and regulatory authorities to conduct inspections of our clinical trial sites, review materials submitted by us in support of our applications for regulatory approval and grant approval for our product candidates. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will halt or slow the progression of the COVID-19 in a timely manner or at all.

Our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, our directors, our Management Committee as well as the other members of our scientific and clinical teams. However, some of these executive officers, directors and other personnel split their time between BridgeBio and certain of our other subsidiaries. For instance, Neil Kumar serves as chief executive officer and a director both to us and Eidos and Eric David serves as chief executive officer of both Adrenas Therapeutics, Inc. and Aspa Therapeutics, Inc. As a result, these executive officers, directors and members of our Management Committee may not be able to devote their full attention to us, which could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of December 31, 2020, we had 113 employees who are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources in light of governmental “stay at home” orders in response to the COVID-19 pandemic, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold due to impacts of the COVID-19 pandemic, with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2020, we had 385 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

We focus on the development of product candidates to address Mendelian diseases and genetically driven cancers, regardless of the treatment modality or the particular target indication within this space. Because we have limited financial and personnel resources, we may forego or delay pursuit of opportunities with potential target indications or product candidates that later prove to have greater commercial potential than our current and planned development programs and product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may be required to relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could negatively affect the price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, pursuant to Section 404(b) of the Sarbanes Oxley Act, or Section 404, beginning with our second annual report following our IPO, provide a management report on internal control over financial reporting. In addition, now that we are no longer an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

In addition, to the extent we acquire or establish additional consolidated subsidiaries and VIEs, the financial statements of such entities may not be initially prepared by us, and we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in our adding monitoring and audit processes, and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future, which could lead to delays in our external reporting. In particular, this may occur where we are establishing such entities with partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. We have in the past identified material weaknesses in our internal control over financial reporting. Although these material weaknesses were remediated, we could identify additional material weaknesses in the future. If we identify any such additional material weaknesses or are required to restate previously issued financial statements for any additional periods, our reputation could be impaired which could cause a loss of investor confidence and adversely materially affect our business, operating results and financial condition. Additionally, if we do not receive the information from the consolidated subsidiaries or controlled VIEs on a timely basis, it could cause delays in our external reporting. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Historically, we have relied upon and expect to continue to rely upon third-party contracted service providers to assist with our financial reporting. The process of designing, implementing and maintaining the internal control over financial reporting required to comply with the Sarbanes-Oxley Act is time consuming, costly, and complicated. If we are unable to assert that our internal control over financial reporting is effective or when required in the future, if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to investigations or sanctions by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As of December 31, 2020, we and our subsidiaries had total consolidated indebtedness of $642.5 million, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $75.0 million of indebtedness under our Amended and Restated Loan and Security Agreement and $17.5 million of indebtedness outstanding under the Eidos’ SVB and Hercules Loan Agreement. In addition, with the Fourth Amendment to our Credit Agreement in April 2020 increasing the available facilities to $125.0 million, we may borrow additional amounts thereunder from Hercules and become subject to additional obligations and restrictions in connection with these additional borrowings. Furthermore, in the first quarter of 2021, we incurred an additional $747.5 million of indebtedness through our issuance and sale of unsecured 2.25% Convertible Senior Notes due 2029, or the 2029 Notes. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as risks associated with our indebtedness under our 2027 Notes, our 2029 Notes and our Amended and Restated Loan and Security Agreement, Eidos’ indebtedness under the SVB and Hercules Loan Agreement, our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have incurred indebtedness under our convertible senior notes and are party to a loan and security agreement that contain operating and financial covenants that may restrict our business and financing activities.

In March 2020, we issued the 2027 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027 unless earlier converted or repurchased, at which time we will settle any conversions of the 2027 Notes in cash, shares of our common stock or a combination thereof, at our election. In January and February 2021, we issued the 2029 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029 unless earlier converted or repurchased, at which time we will settle any conversions of the 2029 Notes in cash, shares of our common stock or a combination thereof, at our election. Under certain circumstances, the holders of the 2027 Notes and the 2029 Notes, or collectively, the Notes, may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to their respective maturity dates, which could have an adverse effect on our financial results.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or “ASC 470-20”. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes offered hereby) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the respective terms of the notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our future financial results, the trading price of our common stock or the trading price of the Notes.

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

As of December 31, 2020, we had working capital of $547.2 million and cash, cash equivalents and marketable securities of $607.1 million. We expect that our cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the time and cost necessary to complete ongoing and planned clinical trials, including our ongoing and planned Phase 3 clinical trials of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our planned clinical trial of BBP-631 and our ongoing Phase 2 clinical trial of encaleret;

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

•	our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with CMOs;
•	our ability to successfully commercialize product candidates;
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

We may seek additional capital through any number of available sources, including, but not limited to, public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of additional equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

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

Risks Related to Our Common Stock

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.

Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, as of the year following December 31, 2020. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These costs include (i) being required to comply with the auditor attestation requirements of Section 404, (ii) increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.

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

Pursuant to our Amended and Restated 2019 Stock Option and Incentive Plan, or the A&R 2019 Plan, we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors, or the Board of Directors, elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2019 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.

Any sales of a significant portion of our total outstanding shares into the market could cause the market price of our common stock to decline significantly.

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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2020, we filed a registration statement on Form S-3ASR that became effective automatically upon filing. Pursuant to this registration statement, we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. In July 2020, we filed a registration statement on Form S-3ASR, or the Selling Stockholder Form S-3, relating to the offer and resale from time to time by certain of our stockholders, of up to an aggregate of 65,121,374 shares of our common stock. In February 2021, one of our stockholders completed a sale of 3,450,000 shares of our common stock in an underwritten public offering pursuant to the Selling Stockholder Form S-3. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Based upon our common stock outstanding as of December 31, 2020, KKR Genetic Disorder L.P., or together with its affiliates, KKR, Viking Global Opportunities Illiquid Investments Sub-Master LP and Neil Kumar, our chief executive officer, beneficially own 56.2% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition and that of our consolidated subsidiaries. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to our business and financial condition, and requirements for the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an “emerging growth company” as defined in the JOBS Act, our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ended December 31, 2020, we qualified as a “large accelerated filer” as defined in the Exchange Act and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with our Annual Report on Form 10-K for the year ended December 31, 2020, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our implementation of these requirements may require us to incur additional expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social and governance, or ESG, activities of public companies. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG and human capital factors in our operations. There is a growing number of states requiring organizations to report their board composition as well or mandating gender diversity and representation from underrepresented communities, including New York and California.

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

Risks Following the Eidos Merger

We may not realize the anticipated benefits and synergies from the Eidos Merger or do so within the anticipated timeframe.

The success of our merger with Eidos, whereby we acquired all of the outstanding shares of common stock of Eidos, or the Eidos Common Stock, other than shares of Eidos Common Stock that (i) are owned by Eidos as treasury stock, (ii) are owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) are subject to outstanding awards of shares of Eidos Common Stock that are subject to forfeiture conditions (subject to certain exceptions), or the Eidos Merger, will depend, in part, on our ability to realize the anticipated benefits of acquiring all of the shares of Eidos. As a result, the anticipated benefits of the Eidos Merger may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially impact the business, cash flow, financial condition or results of operations as well as adversely impact the price of our shares of common stock. Potential difficulties that we may encounter in connection with the Eidos Merger, many of which may be beyond the control of management, include the following:

•	our inability to successfully integrate Eidos’ business in a manner that permits us to achieve the full synergies anticipated to result from the Eidos Merger;
•	the loss of key employees that may be difficult to replace in the very competitive biopharmaceutical field;
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

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on the integration of Eidos following the merger and diverted from day-to-day business operations, which may disrupt each company’s ongoing business.

We may be subject to litigation in connection with the Eidos Merger.

Lawsuits have been filed against us, certain of our subsidiaries, Eidos and Eidos’ directors in connection with the Eidos Merger. Moreover, additional lawsuits may be filed against us, Eidos, our subsidiaries or our respective directors or executive officers in connection with the Eidos Merger and the related transactions, and while it is not possible to accurately predict future litigation and its impact, it is possible that such suits could result in substantial costs to BridgeBio and Eidos. In addition, lawsuits may be filed against the combined company. If any such lawsuit is filed, it could result in a reduction in our current stock price and our stock price, substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition or results of operations, whether or not a settlement or other resolution is achieved.

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

General Risks Related to Our Company

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting, and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the EU GDPR and relevant member state law in the EU and other foreign laws, and financial penalties may also apply.

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

Earthquakes, outbreak of disease, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs due to the global COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or business to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our CMOs’ ability to manufacture product, forcing closure of facilities that we rely upon or increasing the costs associated with obtaining clinical supplies of our product candidates. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and duration of COVID-19 pandemic and the actions to contain the pandemic or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. In addition, cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our research, product candidates, investigational medicines, and the diseases our product candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2020, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space	Palo Alto, CA	3,900	Leased	2020	Extended through 2023 in 2019
Office space	San Francisco, CA	10,552	Leased	2026	None
Office space	San Francisco, CA	10,000	Leased	2021	Three-year option to extend
Office space and laboratory facility	Raleigh, NC	11,376	Leased	2024	Five-year option to extend

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The Nasdaq Global Select Market, or the Nasdaq, under the symbol “BBIO” on June 27, 2019. Prior to that date, there was no public trading market for shares of our common stock.

Holders

As of February 19, 2021, there were 35 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2020, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10‑K or future filings made by us under those statutes, this Stock Performance Graph section is not “soliciting material,” shall not be deemed filed with the U.S. Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among BridgeBio Pharma, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

*	$100 invested on June 27, 2019 in shares of our common stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Issuer Purchases of Equity Securities

We used approximately $75.0 million of the net proceeds from the offering of our 2.50% Convertible Senior Notes due 2027, or 2027 Notes, to repurchase 2,414,681 shares of our common stock concurrently with the closing of the offering from certain of the initial purchasers of the 2027 Notes in privately negotiated transactions, or the Repurchases. The agreed to purchase price per share of common stock in the Repurchases is equal to $31.06, which was the last reported sale price per share of our common stock on the Nasdaq on March 4, 2020.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Reserved.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

BridgeBio Pharma, Inc. (we or the Company) is a team of experienced drug discoverers, developers, and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. BridgeBio was founded in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 30 development programs includes product candidates ranging from early discovery to late-stage development. Several of our programs target indications that we believe present the potential for our product candidate, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries and controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $505.5 million, $288.6 million and $169.5 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown, and we are continuing to actively monitor the COVID-19 pandemic as it continues to rapidly evolve. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic or its impact on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we currently expect to provide top-line data from Part A of our Phase 3 clinical trial of acoramidis in ATTR-CM in late 2021 or early 2022.

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

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

We have included our financial results for 2020 compared to 2019. Additional information required by Item 7 for the year ended December 31, 2018 can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 3, 2020 and is incorporated herein by reference.

The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
License revenue	$8,249	$40,560	$(32,311)
Cost of license revenue	—	2,500	(2,500)
Research and development	337,047	209,947	127,100
General and administrative	145,684	94,353	51,331
Loss from operations	(474,482)	(266,240)	(208,242)
Net loss	(505,488)	(288,585)	(216,903)
Net loss attributable to common stockholders of BridgeBio	(448,724)	(260,587)	(188,137)
Cash, cash equivalents and marketable securities	607,093	577,137	29,956

The results of operations for the years ended December 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Cash, Cash Equivalents and Marketable Securities

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $607.1 million. On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, in a private offering, or the 2020 Note Offering, to qualified institutional buyers. We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of capped call transactions and approximately $75.0 million to pay for the repurchase of shares of our common stock. We also received net proceeds of $24.1 million from the at-the-market issuance of shares by Eidos Therapeutics, Inc., or Eidos, in February 2020. During the year ended December 31, 2020, we used cash of approximately $399.7 million to support our operations.

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

License revenue for the year ended December 31, 2020 was $8.2 million arising primarily from the recognition of the $8.0 million upfront payment received by our subsidiary, Navire Pharma, Inc., from LianBio under the Navire-LianBio License Agreement (see Note 11 to our consolidated financial statements).

License revenue for 2019 was $40.6 million arising primarily from the recognition of the upfront payment received by Eidos of $26.7 million upon execution of the Eidos-Alexion License Agreement and $13.8 million in license revenue recognized by our subsidiary, QED Therapeutics, Inc., upon the execution of the QED-LianBio License Agreement (see Note 11 to our consolidated financial statements).

Operating Expenses

Cost of License Revenue

Cost of license revenue for the year ended December 31, 2019 represents sublicensing fees payable under the Stanford License in connection with the Eidos-Alexion License Agreement and was $2.5 million in 2019. There was no cost of license revenue in 2020.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Research and development	$337,047	$209,947	$127,100

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical and clinical development activities, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early stage research programs.

Research and development expense increased by $127.1 million in 2020 compared to 2019 primarily due to an increase in external-related costs, including manufacturing validation activities for our late-stage programs, and in personnel costs resulting from an increase in the number of employees to support progression in our research and development programs, including our increasing research pipeline.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2020	2019
	(in thousands)
Infigratinib (Previously known as BBP-831) (QED)	$90,022	$65,096
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	76,695	46,662
Fosdenopterin (Previously known as BBP-870) (Origin)	22,758	19,501
BBP-631 (Adrenas)	21,327	14,744
BBP-418 (ML Bio)	13,416	1,630
Other programs including early-stage	112,829	62,314
Total	$337,047	$209,947

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
General and administrative	$145,684	$94,353	$51,331

General and administrative expenses increased by $51.3 million in 2020 compared to 2019 due to an increase in personnel costs resulting from an increase in the number of employees and external-related costs incurred to support organizational growth, including staged build out of our commercial organization as part of commercial launch readiness activities.

Other Income (Expense), Net

Interest Income

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Interest income	$4,015	$8,915	$(4,900)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The changes in interest income in 2020 compared to 2019 were not significant.

Interest Expense

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Interest expense	$(36,655)	$(8,765)	$(27,890)

Interest expense in 2020 consists primarily of interest expense incurred under our 2027 Notes issued in March 2020, our term loans with Hercules Capital, Inc. pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, and Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement. Interest expense in 2019 consists primarily of interest expense incurred under our term loans with Hercules. The increase of $27.9 million in 2020 compared to 2019 was primarily attributed to an increase in principal amounts.

Share in Net Loss of Equity Method Investments

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Share in net loss of equity method investments	$—	$(20,869)	$20,869

Loss from equity investment for the year ended December 31, 2019 pertained to our share of losses from our investment in PellePharm and LianBio totaling $17.1 million and $3.8 million, respectively. We recognize our share of losses from our equity method investments as incurred. We did not recognize our share of net losses for the year ended December 31, 2020 as our equity investment balances were reduced to zero as of December 31, 2019.

Other Income (Expense)

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Other income (expense)	$1,634	$(1,626)	$3,260

Other income (expense) in 2020 consists mainly of the income recognized as a result of the change in fair value of the LianBio Warrants of approximately $3.3 million (see Note 11 to our consolidated financial statements), partially offset by the change in fair value of the LEO Call Option liability of $1.5 million. Other expense in 2019 mainly represents the LEO Call Option expense of $1.1 million arising from change in fair value of the LEO Call Option liability.

Income Taxes

Prior to the 2019 Reorganization (see Note 13 to our consolidated financial statements), which was a tax-free reorganization, BridgeBio Pharma LLC, or BBP LLC”, was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders. Therefore, no provision or liability for federal income tax has been included in our consolidated financial statements prior to the reorganization. For our consolidated entities, income taxes are accounted for under the asset and liability method as described below.

Upon the Reorganization on July 1, 2019, we became subject to corporate U.S. federal and state income taxation. For U.S. federal income tax purposes, we are required to file a consolidated U.S. federal income tax return for the consolidated entities that meet the requirements as prescribed by the consolidated regulations. Those entities that do not meet the threshold to be included in the consolidated filing continue to file separate U.S. federal income tax returns. To the extent we incur operating losses in the periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

As of December 31, 2020, we had net operating losses of approximately $852.5 million and $177.9 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 in the amount of $31.8 million will begin to expire in 2036 and losses generated after 2018 in the amount of $820.7 million will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036. As of December 31, 2020, we had federal research and development and orphan drug credit carryforwards of $41.0 million, which will expire beginning in 2037 if not utilized. As of December 31, 2020, we had state research and development credit carryforwards of $6.3 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. The valuation allowance increased by $95.5 million and $79.2 million for the years ended December 31, 2020 and 2019, respectively.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to an ownership change limitation as provided by section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 6 to our consolidated financial statements.

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $56.8 million in 2020, compared to $28.0 million in 2019.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $607.1 million. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. The cash and cash equivalents of $127.7 million as of December 31, 2020 belonging to Eidos may only be used solely by Eidos. As of December 31, 2020, our outstanding debt was $477.3 million, net of debt issuance costs and accretion, or $460.4 million excluding Eidos.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $505.5 million, $288.6 million and $169.5 million, respectively. We had an accumulated deficit as of December 31, 2020 of $888.8 million. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical studies without a partner, we will incur substantial expenses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. As of December 31, 2020, we held 24,575,501 shares of common stock of Eidos. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos. In October 2020, we entered into the Merger Agreement with Eidos, Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (the two latter companies being our indirect wholly-owned subsidiaries), providing for, in a series of merger transactions, or the Merger Transactions, the acquisition by us of all of the outstanding shares of common stock of Eidos, or the Eidos Common Stock, other than shares of Eidos Common Stock that (i) are owned by Eidos as treasury stock, (ii) are owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) are subject to an Eidos restricted share award. We completed the Merger Transactions on January 26, 2021 and Eidos became our wholly-owned subsidiary. Refer to Note 18 to our consolidated financial statements.

On July 1, 2019, we completed the initial public offering, or IPO, of our common stock. As part of the IPO, we issued and sold 23,575,000 shares of our common stock, which included 3,075,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a public offering price of $17.00 per share. We received net proceeds of approximately $366.2 million from the IPO, after deducting underwriters’ discounts and commissions of $28.1 million and offering costs of $6.5 million.

On August 2, 2019, Eidos filed a registration statement on Form S-3, or the 2019 Shelf, with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sales Agreement, or the 2019 Sales Agreement, with the sales agents named therein, or the Sales Agents, to provide for the offering, issuance and sale of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. Eidos will pay to the applicable Eidos Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos issued 385,613 shares under this offering and received $23.9 million of net proceeds through December 31, 2019. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020. As a result of the completion of the Merger Transactions with Eidos on January 26, 2021, Eidos’ common stock ceased to trade on the Nasdaq prior to the opening of business on January 26, 2021, the 2019 Sales Agreement was terminated and the 2019 Shelf was deregistered with the SEC.

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into a sales agreement, dated as of July 7, 2020, or the 2020 Sales Agreement, with the sales agents named therein, or the BridgeBio Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable BridgeBio Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds under the 2020 Sales Agreement through December 31, 2020.

Debt

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020, or the Indenture, between BridgeBio and U.S. Bank National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers, or the 2020 Note Offering, pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million aggregate principal amount of 2027 Notes sold to the initial purchasers in the offering, or the Initial Purchasers, pursuant to the exercise in full of their option to purchase additional 2027 Notes.

The 2027 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon conversion, the 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We received net proceeds from the Note Offering of approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the Note Offering to pay for the cost of the Capped Call Transactions, and approximately $75.0 million to pay for the repurchases of shares of our common stock in connection with the Note Offering.

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

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

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

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Second Amendment to the Loan and Security Agreement. BridgeBio received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021, or the Modified Amortization Date, and the entire facility received a maturity date of January 1, 2023, or the Modified Maturity Date. The outstanding balance of the Hercules Term Loan is to be repaid by BridgeBio monthly beginning on the Modified Amortization Date and extending through the Modified Maturity Date.

Under the Second Amendment to the Loan and Security Agreement, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85%, payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60%, payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10%, payable monthly.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and transactions to repurchase shares of our common stock concurrently with closing of the 2027 Notes offering in privately negotiated transactions from certain initial purchasers of our 2027 notes, or the Share Repurchase Transactions.

In April 2020, we entered into the Fourth Amendment to the Loan and Security Agreement, or the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022, or the Amended Amortization Date, which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan,

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023, or the Amended Maturity Date, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan,

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of December 31, 2020), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of December 31, 2020), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of December 31, 2020), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

We did not draw the incremental loan of $25.0 million that was available until December 15, 2020. There have not been any additional draws on the $100.0 million additional available facilities as of December 31, 2020.

The Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no significant liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Hercules Term Loan, we granted Hercules a security interest in all of our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Hercules Term Loan.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes (as described below) and to enter into the related capped call and share repurchase transactions, as discussed below.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2020, including the Tranche B loan that was available until October 31, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions. The amendment also requires Eidos to maintain a certain amount of cash and cash equivalents with SVB.

Issuance of 2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers , or the 2029 Note Offering, pursuant to Rule 144A under the Securities Act. The 2029 Notes issued in the 2029 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers, or the 2029 Notes Initial Purchasers, pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of the additional 2029 Notes closed on February 2, 2021.

The 2029 Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021, at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election. The Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

We received net proceeds from the 2029 Note Offering of approximately $731.7 million, after deducting the 2029 Notes Initial Purchasers’ discount and offering expenses. We used approximately $61.3 million of the net proceeds from the 2029 Note Offering to pay for the cost of the capped call transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock in connection with the 2029 Note Offering. We intend to use the remainder of the net proceeds from the 2029 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities; working capital; capital expenditures; repayment of outstanding indebtedness; general and administrative expenses; and other general corporate purposes.

The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the 2029 Notes plus accrued special interest, if any, to be immediately due and payable.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(399,714)	$(253,587)	$(146,127)
Net cash used in investing activities	(52,993)	(217,253)	164,260
Net cash provided by financing activities	447,189	398,792	48,397
Net decrease in cash and cash equivalents and restricted cash	$(5,518)	$(72,048)	$66,530

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $399.7 million in 2020, consisting primarily of our net loss of $505.5 million, adjusted for non-cash items such as $58.5 million in stock-based compensation expense, $17.7 million accretion of our 2027 Notes and term loans, $6.0 million fair value of shares issued under our license agreements, $4.7 million acquired in-process research and development assets and $3.1 million amortization of operating lease right-of-use assets, partially offset by $3.3 million change in fair value of LianBio Warrants, as well as net cash inflow of $14.9 million related to changes in operating assets and liabilities. The $14.9 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $8.6 million in accrued compensation and benefits, an increase of $6.2 million in accrued research and development liabilities and an increase of $8.3 million in other accrued and other liabilities partially offset by an increase in prepaid expenses and other current assets of $7.1 million.

Net cash used in operating activities was $253.6 million in 2019, consisting primarily of our net loss of $288.6 million, adjusted for non-cash items such as $21.4 million in stock-based compensation expense and $20.9 million for our share of losses of our equity method investments, as well as net cash outflow of $10.9 million related to changes in operating assets and liabilities. The $10.9 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $16.9 million in other assets, an increase of $13.5 million in prepaid expenses and other assets and a decrease of $4.7 million in accounts payable mostly due to payments of CROs’ and CMOs’ expenses for increased research activities, offset by changes in liabilities primarily due to an increase in accrued research and development liabilities of $12.0 million and an increase in accrued compensation and benefits of $9.3 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $53.0 million in 2020, consisting primarily of purchases of marketable securities of $287.9 million, purchases of property and equipment of $7.5 million and payments of merger transaction costs of $6.9 million, partially offset by $249.1 million in maturities of marketable securities.

Net cash used in investing activities was $217.3 million in 2019, consisting primarily of $212.9 million used to purchase marketable securities, $2.6 million related to purchase of property and equipment and $2.5 million paid for in-process research and development assets acquired in connection with asset acquisitions.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $447.2 million in 2020, consisting primarily of the net proceeds from the issuance of our 2027 Notes of $537.0 million, at-the-market issuance by Eidos of $24.1 million and stock option exercises of $12.9 million, offset by the repurchase of our common stock of $75.0 million and purchase of capped calls of $49.3 million, both in relation to the issuance of our 2027 Notes.

Net cash provided by financing activities was $398.8 million in 2019, consisting primarily of the net proceeds from our IPO of $366.2 million, availment of term loans of $36.9 million, at-the-market issuance by Eidos of $23.9 million, issuance of noncontrolling interest in Eidos to Alexion of $23.3 million and stock option exercises of $1.8 million, offset by $55.0 million payment in relation to our purchase of common stock of Eidos from a noncontrolling interest holder.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$5,130	$8,715	$7,677	$6,303	$27,825
Finance lease obligations	238	852	904	37	2,031
Obligation under a manufacturing agreement	4,149	—	—	—	4,149
2027 Notes	—	—	—	550,000	550,000
Interest on 2027 Notes	13,750	27,500	27,500	20,625	89,375
Term loans	1,458	91,042	—	—	92,500
Interest on term loans and final end of term payments	8,147	14,727	—	—	22,874
Total contractual obligations	$32,872	$142,836	$36,081	$576,965	$788,754

In March 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020 between BridgeBio and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2027 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon conversion, the 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

In April 2020, we entered into the Amended Hercules Term Loan, which among other things:

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the Amended Amortization Date, which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan);

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the Amended Maturity Date, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan);

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of December 31, 2020), payable monthly;

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of December 31, 2020), payable monthly;

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of December 31, 2020), payable monthly; and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $125.0 million additional available facilities as of December 31, 2020, including the available incremental loan of $25.0 million that was available to be drawn until December 15, 2020.

In October 2020, we entered into the Merger Transactions with Eidos. Pursuant to the Merger Agreement, Eidos’ stockholders (other than us) had the right to receive in the transaction, at their election, either 1.85 shares of BridgeBio common stock or $73.26 in cash for each share of common stock of Eidos, or the Eidos Common Stock, subject to proration to ensure that the aggregate amount of cash consideration was no greater than $175.0 million. Upon the closing of the Merger Transactions and subject to the terms of the Merger Agreement, Eidos became our wholly-owned subsidiary, and Eidos’ common stock ceased to trade on the Nasdaq.

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through cash payments of $21.3 million and the issuance of approximately 26.1 million shares of our common stock. Through the closing of the Merger Transactions on January 26, 2021, we have incurred estimated transaction costs aggregating to $78.2 million.

In October 2020, we entered into a twelve-year real property lease agreement for an approximately 20,000 square feet facility in Montreal, Québec. The lease is expected to commence in early 2021. Future minimum rent payments under this lease are approximately $5.7 million. Under the lease agreement, we are also required to secure a letter of credit of $1.6 million, subject to reduction of such amount by $0.1 million per year.

Effective as of October 2020, we entered into a five-year real property sublease agreement for an approximately 53,000 square feet facility in San Francisco, California. Future minimum rent payments under this sublease are approximately $11.2 million.

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. As of December 31, 2020, the potential performance-based milestone compensation amount was up to $99.0 million. Since the timing of the payments is contingent on the occurrence of these performance-based milestones, these payments are not included in the contractual obligations table above. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program, or the “Exchange Program”, which is further discussed in Note 15 to our consolidated financial statements. The compensation arrangements under the Exchange Program are excluded from the table above because such compensation arrangements are to be settled in the form of equity only.

We have certain payment obligations under various license and collaboration agreements and under certain of our asset acquisitions. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheet as of December 31, 2020, or in the contractual obligations table above.

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

Critical Accounting Policies

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

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to CMOs in connection with the production of product and clinical trial materials; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid assets.

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

Accrued Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of (i) cash, (ii) equity of BridgeBio, or (iii) cash or equity of BridgeBio at our sole election, upon achievement of each contingent milestones. For arrangements that involve settlement by cash or equity of BridgeBio at our sole election, we will classify the milestone compensation arrangements as liability-classified awards when it is probable of achievement because of the possible fixed monetary amounts settlement outcomes. The arrangements would also result in settlement with a variable number of shares based on the then-current stock price at achievement date of each contingent milestone should we elect to settle in equity.

We record accruals for the compensation expense arising from each development milestone when the specific contingent development milestone is probable of achievement and such accruals are measured at each reporting period. We estimate the probability of achieving such milestones based on the progression and expected outcome of the related clinical programs. We base our estimates on the best available information at that time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to milestone compensation expenses in future periods. Any increases or decreases in such expenses are generally considered to be changes in estimates and will be reflected in the period identified.

To date, we have not experienced significant changes in our estimates of accrued milestone compensation expenses after a reporting period. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the progression and expected outcome of our clinical programs.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our consolidated financial statements appearing under Part II, Item 8 for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020 and 2019, we held cash, cash equivalents and marketable securities of $607.1 million and $577.1 million, respectively. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial paper, corporate debt securities and U.S. government agency securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of December 31, 2020 and 2019, we had $92.5 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $75.0 million, matures in November 2023, with interest-only monthly payments until July 2022. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.75% (8.75% as of December 31, 2020); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2020); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 8.85% (8.85% as of December 31, 2020). The SVB and Hercules Loan Agreement entered into by Eidos, which matures in October 2023, had a principal balance of $17.5 million as of December 31, 2020 and bears interest equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2020). The loan repayment schedule provides for interest only payments until November 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through maturity.

A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

Our 2027 Notes issued in March 2020 had a principal balance of $550.0 million as of December 31, 2020 and bear interest at a fixed rate. Our cash flows on this debt obligation are not subject to variability as a result of changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019	136
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020	137
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2020	138
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity for each of the three years in the period ended December 31, 2020	139
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020	140
Notes to Consolidated Financial Statements	141
Report of Independent Registered Public Accounting Firm	192

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$356,082	$363,773
Short-term marketable securities	251,011	182,220
Receivable from a related party	—	2,845
Prepaid expenses and other current assets	35,731	19,784
Total current assets	642,824	568,622
Property and equipment, net	20,325	5,625
Operating lease right-of-use assets, net	16,508	—
Long-term marketable securities	—	31,144
Other assets	23,931	26,288
Total assets	$703,588	$631,679
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,945	$8,852
Accrued compensation and benefits	29,682	13,317
Accrued research and development liabilities	27,290	20,896
Accrued professional services	5,579	2,222
LEO call option liability	5,550	4,078
Build-to-suit lease obligation	—	8,000
Operating lease liabilities, current portion	3,795	—
Term loans, current portion	1,458	—
Other accrued liabilities	13,349	3,020
Total current liabilities	95,648	60,385
Term loans, net of current portion	92,421	91,791
2027 Notes, net	383,436	—
Operating lease liabilities, net of current portion	14,677	—
Other liabilities	9,520	3,527
Total liabilities	595,702	155,703
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	1,630	2,243
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 125,264,070 shares issued and 122,849,389 shares outstanding as of December 31, 2020, 123,658,287 shares issued and outstanding as of December 31, 2019	125	124
Treasury stock, at cost; 2,414,681 shares as of December 31, 2020, nil as of December 31, 2019	(75,000)	—
Additional paid-in capital	1,021,344	848,107
Accumulated other comprehensive income	192	254
Accumulated deficit	(888,755)	(440,031)
Total BridgeBio stockholders’ equity	57,906	408,454
Noncontrolling interests	48,350	65,279
Total stockholders’ equity	106,256	473,733
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity	$703,588	$631,679

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2020	2019	2018
License revenue	$8,249	$40,560	$—
Operating expenses:
Cost of license revenue	—	2,500	—
Research and development	337,047	209,947	140,073
General and administrative	145,684	94,353	43,587
Total operating expenses	482,731	306,800	183,660
Loss from operations	(474,482)	(266,240)	(183,660)
Other income (expense), net:
Interest income	4,015	8,915	2,004
Interest expense	(36,655)	(8,765)	(2,547)
Gain on deconsolidation of PellePharm	—	—	19,327
Share in net loss of equity method investments	—	(20,869)	(275)
Other income (expense)	1,634	(1,626)	(4,300)
Total other income (expense), net	(31,006)	(22,345)	14,209
Net loss	(505,488)	(288,585)	(169,451)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	56,764	27,998	38,702
Net loss attributable to common stockholders of BridgeBio	$(448,724)	$(260,587)	$(130,749)
Net loss per share, basic and diluted	$(3.80)	$(2.48)	$(2.12)
Weighted-average shares used in computing net loss per share, basic and diluted	117,995,457	105,099,089	61,767,414

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(505,488)	$(288,585)	$(169,451)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(62)	254	—
Comprehensive loss	(505,550)	(288,331)	(169,451)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	56,764	27,998	38,702
Comprehensive loss attributable to common stockholders of BridgeBio	$(448,786)	$(260,333)	$(130,749)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity

(in thousands, except shares and per share amounts)

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2017	$833	51,314,794	$51	—	$—	$134,495	$—	$(48,695)	$85,851	$2,498	$88,349
Issuance of shares under equity compensation plans	—	1,827,623	2	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	—	3,181	—	—	3,181	—	3,181
Issuance of common stock at $4.29 per share, net of issuance costs of $0	—	8,455,861	8	—	0	36,291	—	—	36,299	—	36,299
Issuance of common stock at $9.82 per share, net of issuance costs of $541	—	30,459,426	31	—	0	298,668	—	—	298,699	—	298,699
Issuance (repurchase) of noncontrolling interest	62,363	—	—	—	—	—	—	—	—	55,245	55,245
Transfers from (to) noncontrolling interest	(51,698)	—	—	—	—	21,596	—	—	21,596	30,102	51,698
Deconsolidation of PellePharm	1,154	—	—	—	—	—	—	—	—	688	688
Net loss	(12,530)	—	—	—	—	—	—	(130,749)	(130,749)	(26,172)	(156,921)
Balances as of December 31, 2018	122	92,057,704	92	—	—	494,231	—	(179,444)	314,879	62,361	377,240
Issuance of shares under equity compensation plans	—	7,961,866	8	—	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	—	—	15,198	—	—	15,198	—	15,198
Repayment of nonrecourse notes	—	—	—	—	—	179	—	—	179	—	179
Issuance of common stock at $17.00 per share in connection with the initial public offering, net of underwriter discounts and issuance costs of $34,538	—	23,575,000	24	—	—	366,213	—	—	366,237	—	366,237
Issuance of common stock under employee stock purchase plan ("ESPP")	—	63,717	—	—	—	921	—	—	921	—	921
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	254	—	254	—	254
Issuance (repurchase) of noncontrolling interest	3,196	—	—	—	—	—	—	—	—	1,206	1,206
Transfers from (to) noncontrolling interest	1,803	—	—	—	—	(28,635)	—	—	(28,635)	26,832	(1,803)
Net loss	(2,878)	—	—	—	—	—	—	(260,587)	(260,587)	(25,120)	(285,707)
Balances as of December 31, 2019	2,243	123,658,287	124	—	—	848,107	254	(440,031)	408,454	65,279	473,733
Issuance of shares under equity compensation plans	—	919,502	—	—	—	3,711	—	—	3,711	—	3,711
Issuance of shares under the 2020 Stock and Equity Award Exchange Program	—	655,719	1	—	—	1,673	—	—	1,674	(1,674)	—
Stock-based compensation	—	—	—	—	—	36,530	—	—	36,530	—	36,530
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	168,078	—	—	168,078	—	168,078
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of common stock under ESPP	—	49,696	—	—	—	1,205	—	—	1,205	—	1,205
Repurchase of common stock to satisfy tax withholding	—	(19,134)	—	—	—	(714)	—	—	(714)	—	(714)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Issuance (repurchase) of noncontrolling interest	2,102	—	—	—	—	—	—	—	—	50,828	50,828
Transfers from (to) noncontrolling interest	1,843	—	—	—	—	12,034	—	—	12,034	(13,877)	(1,843)
Net loss	(4,558)	—	—	—	—	—	—	(448,724)	(448,724)	(52,206)	(500,930)
Balances as of December 31, 2020	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Operating activities:	2020	2019	2018
Net loss	$(505,488)	$(288,585)	$(169,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	58,459	21,374	6,067
Amortization of operating lease right-of-use assets	3,088	—	—
Gain on deconsolidation of PellePharm	—	—	(19,327)
Share in net loss of equity method investments	—	20,869	275
Change in fair value of LianBio Warrants	(3,338)	—	—
Fair value of equity method investment	—	(3,819)	—
Fair value of shares issued under license agreements	6,014	220	190
Accretion of 2027 Notes and term loans	17,737	1,509	783
Acquired in-process research and development assets	4,727	3,560	17,922
LEO call option expense	1,472	1,069	3,009
Change in fair value of Eidos financial instruments	—	—	1,146
Other noncash adjustments	2,681	1,131	252
Changes in operating assets and liabilities:
Receivable from a related party	2,845	(2,845)	—
Prepaid expenses and other current assets	(7,059)	(10,647)	(6,100)
Other assets	(2,146)	(16,929)	(843)
Accounts payable	(735)	(4,657)	16,700
Accrued compensation and benefits	8,589	9,270	3,396
Accrued research and development liabilities	6,170	11,981	5,785
Accrued professional services	2,407	1,450	454
Operating lease liabilities	(3,472)	—	—
Other accrued and other liabilities	8,335	1,462	3,099
Net cash used in operating activities	(399,714)	(253,587)	(136,643)
Investing activities
Purchases of marketable securities	(287,852)	(212,899)	—
Maturities of marketable securities	249,137	—	—
Payments of merger transaction costs	(6,907)	—	—
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	—	—	(2,858)
Cash paid for in-process research and development assets acquired	—	(2,500)	(16,000)
Cash and cash equivalents acquired in ML Bio asset acquisition	—	784	—
Proceeds from disposal of property and equipment	147	—	—
Purchases of property and equipment	(7,518)	(2,638)	(2,178)
Net cash used in investing activities	(52,993)	(217,253)	(21,036)
Financing activities
Proceeds from issuance of common stock in connection with the initial public offering of BridgeBio in 2019 and Eidos in 2018, net of underwriting discounts and commissions	—	366,237	95,536
Proceeds from issuance of 2027 Notes	550,000	—	—
Issuance costs and discounts associated with issuance of 2027 Notes	(13,039)	—	—
Purchase of capped calls	(49,280)	—	—
Repurchase of common stock	(75,000)	—	—
Proceeds from issuance of noncontrolling interest to Alexion	—	23,309	—
Proceeds from issuance of promissory notes	—	—	1,000
Proceeds from repayment of nonrecourse notes	—	179	—
Proceeds from term loans, net of issuance costs	—	36,939	56,438
Proceeds from at-the-market issuance of noncontrolling interest by Eidos	24,094	23,927	—
Proceeds from the issuance of redeemable convertible preferred units, net of issuance costs	—	—	334,998
Proceeds from issuance of redeemable convertible noncontrolling interests to third-party investors	2,000	1,500	58,430
Proceeds from repayment of the loans received by noncontrolling interest shareholder	—	—	37
MyoKardia distributions	—	(997)	—
Repurchase of noncontrolling interest	(5,000)	(55,011)	(44,234)
Repayment of term loans	—	—	(1,097)
Proceeds from BridgeBio common stock issuances under ESPP	1,205	921	—
Repurchase of shares to satisfy tax withholding	(714)	—	—
Proceeds from stock option exercises, net of repurchases	12,923	1,788	440
Net cash provided by financing activities	447,189	398,792	501,548
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,518)	(72,048)	343,869
Cash, cash equivalents and restricted cash at beginning of period	364,197	436,245	92,376
Cash, cash equivalents and restricted cash at end of period	$358,679	$364,197	$436,245
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,322	$6,092	$1,574
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Deferred merger transaction costs included in accounts payable and accrued professional services	$1,842	$—	$—
Tenant improvement paid by landlord	$—	$2,097	$—
Transfers (from) to noncontrolling interest (Note 6)	$12,034	$(28,635)	$21,596
Recognition of property and equipment previously classified in other assets	$10,000	$—	$—
Non-cash contribution by a noncontrolling interest	$4,727	$—	$—
Unpaid property and equipment	$1,101	$—	$—
Build-to-suit funding liability accrual (Note 13)	$—	$8,000	$—
Fair value of success fee derivative at issuance of Eidos Term Loan	$—	$1,148	$—
Conversion of redeemable noncontrolling interest into noncontrolling interest	$—	$—	$12,252
Conversion of promissory note into redeemable convertible noncontrolling interest	$—	$—	$1,005
Fair value of redeemable convertible noncontrolling interest issued for acquired in-process research and development assets	$—	$—	$1,922

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio”) was established to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. BridgeBio’s pipeline of programs spans early discovery to late-stage development.

On July 1, 2019, BridgeBio completed the 2019 Reorganization, whereby all unitholders of BridgeBio Pharma LLC (“BBP LLC”) exchanged their units for shares of common stock of BridgeBio, and BBP LLC became a wholly-owned subsidiary of BridgeBio, and closed the Initial Public Offering (“IPO”) of its common stock. Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, “us”). Our consolidated financial statements include the accounts of our majority-owned subsidiary, Eidos Therapeutics, Inc. (“Eidos”), which completed an IPO in June 2018 and became our wholly-owned subsidiary in January 2021. BridgeBio is headquartered in Palo Alto, California.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly-owned subsidiaries and controlled entities, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net loss attributable to noncontrolling interests in our consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entities by the respective noncontrolling parties.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the years ended December 31, 2020, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Presentation Reclassifications

Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2019. These reclassifications had no effect on net loss or cash flows as previously reported.

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

At the VIE’s inception, BridgeBio determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. We have determined that the consolidated VIEs, in which BridgeBio is the primary beneficiary, individually meets the definition of a business. There are no significant restrictions on the assets and liabilities of BridgeBio’s consolidated VIEs. BridgeBio then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation and disclosure conclusions are required each reporting period.

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

As of December 31, 2020 and 2019, we have an equity method and equity security investments in PellePharm. The equity security investments in PellePharm are without a readily determinable fair value and are carried at cost less impairment plus or minus observable price changes. Refer to Note 7 for further discussion on the PellePharm investment. We have an equity method investment in LianBio for ordinary shares representing 6% and 10% of LianBio’s fully-diluted equity as of December 31, 2020 and 2019, respectively (see Note 7).

Under the equity method of accounting, our investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Factors that may be indicative of an impairment include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that is less than its carrying amount. Indicators that a decline in value may be other-than-temporary include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and our ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. No impairment charge was recognized during the years ended December 31, 2020, 2019 and 2018 related to our equity method investments.

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

We are subject to certain risks and uncertainties and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party contract research organizations and manufacturers upon which we rely; development of sales channels; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; and our ability to attract and retain employees necessary to support our growth.

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

In light of recent developments relating to the coronavirus (“COVID-19”) global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the COVID-19 outbreak as it continues to rapidly evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, fair value of the liability component of our 2.50% convertible senior notes due 2027 (the “2027 Notes”, see Note 10), the fair value of the LEO call option liability (see Note 7), the fair value of the LianBio Warrants (see Note 11), the fair value of Eidos’ derivative liability (see Note 10), the present value of lease payments of our leases on the respective lease commencement dates, the valuation of our stock-based awards, accounting for stock-based award modifications, accruals for performance-based milestone compensation arrangements, accruals for research and development activities and accruals for contingent intellectual property, clinical, regulatory and sales milestones payments in our in-licensing agreements. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Restricted Cash

Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2020 and 2019, restricted cash related to such agreements was $2.6 million and $0.4 million, respectively.

Cash, Cash Equivalents and Investments

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and repurchase agreements collateralized with securities issued by the U.S. government or its agencies.

We invest in marketable securities, primarily corporate notes, government, government agency, and municipal bonds. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ equity. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$356,082	$363,773	$436,086
Restricted cash — Included in "Prepaid expenses and other current assets"	139	—	—
Restricted cash — Included in "Other assets"	2,458	424	159
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$358,679	$364,197	$436,245

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Laboratory and machinery equipment	3 - 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life of the related asset

Depreciation and amortization expense were not material during the periods presented.

Leases

Our lease portfolio includes leases for our headquarters, office spaces and laboratory facility. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as “Operating lease right-of-use assets”, and the liability component is recorded as “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” in our consolidated balance sheet. The asset component of our finance leases are included in “Property and equipment, net”; and current and noncurrent finance lease liabilities are presented as part of “Other accrued liabilities” and “Other liabilities”, respectively, in our consolidated balance sheet. Assets under finance leases are depreciated in a manner similar to other property and equipment.

Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Right-of-use assets are adjusted for incentives expected to be received. On the lease commencement date, we estimate and include in our lease payments any lease incentive amounts based on future events when (1) the events are within our control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, we recognize the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

Right-of-use assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Operating lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset, which is generally straight-line, over the shorter of the lease term or the useful life of the right-of-use asset. We recognize variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

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

Segments

We determined that we are a single operating and reportable segment, which is the business of identifying and advancing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by the Chief Operating Decision Maker, which is our Chief Executive Officer. Substantially all of our capitalized property and equipment is located in the United States. Revenue from license and collaborative arrangements are attributed to regions based on the headquarters of the partner. For the year ended December 31, 2020, approximately 97% of our revenue is from LianBio with headquarters located in Shanghai, China. For the year ended December 31, 2019, approximately 66% of our revenue is from Alexion Pharmaceuticals with headquarters located in the United States and 34% with LianBio. We had no revenues for the year ended December 31, 2018.

Capped Call Transactions

In March 2020, in connection with the issuance of the 2027 Notes (see Note 10), BridgeBio entered into certain capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the 2027 Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted 2027 Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 10). The capped calls meet the conditions outlined in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the consolidated balance sheets as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the 2027 Notes issued in March 2020 was deemed to relate to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt. The 2027 Notes are more fully described in Note 10.

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

When we enter into license agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfers to the customer.

At inception of the arrangement, once it is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and then identify the performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, on a relative standalone selling price basis, when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenue or costs, development timelines, discount rates and probabilities of clinical and regulatory success.

License Fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

Sales-based Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Product supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We will assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations and recognized when the future goods or services related to the option are provided or the option expires.

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

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;
•	fees paid to investigative sites in connection with clinical trials;
•	fees paid to CMOs in connection with the production of product and clinical trial materials; and
•	professional service fees for consulting and related services.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid assets.

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

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants, restricted stock awards (“RSA”) and restricted stock units (“RSU”) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”), through which employees may purchase our common stock at a discount to the market price.

We use the Black‑Scholes‑Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire shares granted under our ESPP. The Black‑Scholes‑Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. We use the “simplified” method to estimate the expected option term.

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

The estimated fair value of equity awards that contain performance conditions is expensed using an accelerated method over the term of the award once we have determined that it is probable that performance milestones will be achieved. Compensation expense for equity-classified awards that contain performance conditions is measured based on the grant date fair value of the award. Compensation expense for liability-classified awards that contain performance conditions is initially measured based on the grant date fair value of the award and is remeasured at fair value at each reporting date until the date of settlement. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance milestones being met on a continuous basis. The grant date fair value of awards with a market condition is determined using a Monte Carlo valuation model and the compensation expense is recognized over the implied service period.

We have elected to recognize the actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur.

BBP LLC had granted Management Incentive Units and Common Units to employees and non-employees. These awards generally had only a service condition and vest over a period of up to five years. The awards had accelerated vesting upon a fundamental transaction (a “Fundamental Transaction”) which is defined as (i) a merger, recapitalization or other business combination, (ii) a sale, transfer, exclusive license or disposition of BBP LLC or (iii) a final liquidation, dissolution, winding-up or termination of BBP LLC. The unvested outstanding management incentive units and common units of BBP LLC were exchanged for shares of BridgeBio’s unvested restricted stock, subject to the same time-based vesting conditions as the original management incentive units and common units terms and conditions (see Note 14).

Stock-based compensation is recorded in research and development expense, and general and administrative expense based on the function of the applicable employee and non-employee.

Accrued Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of (1) cash, (2) equity of BridgeBio, or (3) cash or equity of BridgeBio at our sole election, upon achievement of each contingent milestone. For arrangements that involve settlement by cash or equity of BridgeBio at our sole election, we will classify the milestone compensation arrangements as liability-classified awards when it is probable of achievement because of the possible fixed monetary amounts settlement outcomes. The arrangements would also result in settlement with a variable number of shares based on the then-current stock price at achievement date of each contingent milestone should we elect to settle in equity.

We record accruals for the compensation expense arising from each development milestone when the specific contingent development milestone is probable of achievement and such accruals are measured at each reporting period. We estimate the probability of achieving such milestones based on the progression and expected outcome of the related clinical programs. We base our estimates on the best available information at that time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to milestone compensation expenses in future periods. Any increases or decreases in such expenses are generally considered to be changes in estimates and will be reflected in the period identified.

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

For U.S. federal income tax purposes, we are required to file a consolidated U.S. federal income tax return for the consolidated entities which meet the requirements as prescribed by the consolidated regulations. Those entities that do not meet the threshold to be included in the consolidated filing continue to file separate U.S. federal income tax returns. We are required to assess stand-alone valuation allowances separately in each entity even though we consolidate their financial results in the consolidated financial statements. We continue to file combined state tax returns in most jurisdictions. As a result, we continue to assess the state portion of valuation allowance for those jurisdictions on a consolidated basis.

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

LEO Call Option Liability

We have accounted for LEO Call Option as a current liability as we have the obligation to sell our PellePharm shares to LEO at a pre-determined price if the option is exercised. The LEO Call Option was recorded at fair value upon execution of the LEO Agreement. The LEO Call Option is subject to remeasurement to fair value at each balance sheet date until the LEO Call Option is either exercised or expires as it does not qualify for equity classification. Any change in the fair value of the LEO Call Option is recognized as a component of “Other income (expense), net” in the consolidated statements of operations. Refer to Notes 3 and 7 for further discussion.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as such as stock options, unvested restricted stock units and awards and performance-based milestone compensation awards, shares issuable under the employee stock purchase plan and assumed conversion of our 2027 Notes. The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

No adjustment for cumulative returns on BBP LLC’s redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share, since such units were retroactively adjusted as if the Reorganization occurred at the beginning of the earliest period to be presented in our financial statements. See Note 14 to for additional details.

Emerging Growth Company (EGC) Status

We have ceased to be an EGC on December 31, 2020 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, our most recently completed second fiscal quarter, was greater than $700 million. Effective January 1, 2021, we will no longer be able to use the exemptions from certain reporting requirements available to EGCs.

Recently Adopted Accounting Pronouncements

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs under operating leases, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, issued in November 2019, delayed the effective date of Topic 842 for non-public business entities to January 1, 2021 but early adoption is still permitted.

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

The adjustments due to the adoption of ASC 842 primarily related to the recognition of right-of-use assets of $9.2 million and lease liabilities of $11.5 million at January 1, 2020 for our operating leases. The lease liabilities were determined based on the present value of the remaining minimum lease payments. The right-of-use assets were determined based on the value of the lease liabilities, adjusted for the deferred rent balances of approximately $2.3 million. Upon adoption of ASC 842, we also (i) derecognized the build-to-suit lease asset of $10.0 million previously presented in other assets as of December 31, 2019, and recognized a construction-in-progress asset for the same amount, and (ii) derecognized the build-to-suit lease liability of $8.0 million as of December 31, 2019 and recognized a liability presented in other accrued liabilities (see Note 13). The adoption did not have a material impact on our accumulated deficit and on our consolidated statements of operations and cash flows.

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

ASU 2018-15 – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. In August 2018, the FASB issued ASU 2018-15 – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. The guidance amends ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The ASU requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if these costs were capitalized by the customer in a software licensing arrangement. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not materially impact our consolidated financial statements.

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

ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We plan to early adopt ASU 2020-06 effective January 1, 2021, specifically with respect to the accounting for our 2027 Notes. We are currently in the process of determining the effect that the adoption will have on our consolidated financial statements.

ASU 2020-10, Codification Improvements. In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our consolidated financial statements.

3.	Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$266,437	$266,437	$—	$—
Short-term marketable securities:
U.S. treasury bills	14,999	—	14,999	—
U.S. treasury notes	45,391	—	45,391	—
Commercial paper	144,851	—	144,851
Corporate debt securities	45,770	—	45,770	—
Total short-term marketable securities	251,011	—	251,011	—
LianBio Warrants	3,338	—	—	3,338
Total financial assets	$520,786	$266,437	$251,011	$3,338
Liabilities:
LEO call option liability	$5,550	$—	$—	5,550
Embedded derivative	1,340	—	—	1,340
Total financial liabilities	$6,890	$—	$—	$6,890

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$248,736	$248,736	$—	$—
Repurchase agreements	59,000	59,000	—	—
Total cash equivalents	307,736	307,736	—	—
Short-term marketable securities:
U.S. treasury notes	45,280	—	45,280	—
Commercial paper	65,626	—	65,626	—
Corporate debt securities	71,314	—	71,314	—
Total short-term marketable securities	182,220	—	182,220	—
Long-term marketable securities:
U.S. treasury notes	15,307	—	15,307	—
Corporate debt securities	15,837	—	15,837	—
Total long-term marketable securities	31,144	—	31,144	—
Total cash equivalents and marketable securities	$521,100	$307,736	$213,364	$—
Liabilities:
LEO call option liability	$4,078	$—	$—	4,078
Embedded derivative	1,165	—	—	1,165
Total financial liabilities	$5,243	$—	$—	$5,243

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

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

We estimated the fair value of the LEO Call Option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions:

December 31,
	2020	2019
Probability of milestone achievement	12.0%-84.0%	12.0%-84.0%
Discount rate	0.1%-14.3%	1.6%-13.1%
Expected term (in years)	1.25-6.25	0.67-5.25
Expected volatility	80.0%-95.0%	60.0%-68.0%
Risk-free interest rate	1.16%-1.53%	2.34%-2.46%
Dividend yield	—	—

The following table sets forth a summary of the changes in the estimated fair value of the LEO Call Option:

Total
(in thousands)
Balance as of January 1, 2018	$—
Initial fair value upon execution of the LEO Agreement in November 2018	1,879
Change in fair value upon remeasurement recognized as other expense	1,130
Balance as of December 31, 2018	3,009
Change in fair value upon remeasurement recognized as other expense	1,069
Balance as of December 31, 2019	4,078
Change in fair value upon remeasurement recognized as other expense	1,472
Balance as of December 31, 2020	$5,550

2027 Notes

The fair value of the 2027 Notes (see Note 10), which differs from its carrying value, is determined by prices for the 2027 Notes observed in market trading. The market for trading of the 2027 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of December 31, 2020, the estimated fair value of the 2027 Notes, which have an aggregate face value of $550.0 million, was $997.9 million based on the market price on the last trading day for the period.

Term Loans

The fair value of our outstanding term loans (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loans approximates the carrying amount, as the term loan bears a floating rate that approximates the market interest rate.

4.	Cash Equivalents and Marketable Securities

We invest in certain money market funds and repurchase agreements, classified as cash equivalents, which are collateralized by deposits in the form of U.S. treasury securities for an amount no less than 102% of their value. We do not record an asset or liability for the collateral as we do not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. government treasuries and agencies. We utilize a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$266,437	$—	$—	$266,437
Short-term marketable securities:
U.S. treasury bills	14,996	3	—	14,999
U.S. treasury notes	45,292	100	(1)	45,391
Commercial paper	144,851	—	—	144,851
Corporate debt securities	45,680	93	(3)	45,770
Total short-term marketable securities	250,819	196	(4)	251,011
Total cash equivalents and marketable securities	$517,256	$196	$(4)	$517,448

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$248,736	$—	$—	$248,736
Repurchase agreements	59,000	—	—	59,000
Total cash equivalents	307,736	—	—	307,736
Short-term marketable securities:
U.S. treasury notes	45,224	56	—	45,280
Commercial paper	65,626	—	—	65,626
Corporate debt securities	71,231	83	—	71,314
Total short-term marketable securities	182,081	139	—	182,220
Long-term marketable securities:
U.S. treasury notes	15,248	59	—	15,307
Corporate debt securities	15,781	56	—	15,837
Total long-term marketable securities	31,029	115	—	31,144
Total cash equivalents and marketable securities	$520,846	$254	$—	$521,100

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2020, our short-term marketable securities have average contractual maturities of approximately five months. As of December 31, 2019, our short-term and long-term marketable securities have average contractual maturities of approximately eight months and 16 months, respectively. We do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.
5.	Voting Interest Model - Eidos

Eidos is a clinical-stage biopharmaceutical company focused on the development of acoramidis (formerly AG10 or BBP-265) to address the large and growing unmet need in diseases caused by transthyretin amyloidosis. In April 2016, we initially invested $1.0 million and determined that our investment in Eidos represented a variable interest. At that time, Eidos did not have sufficient resources to carry out its principal activities without additional financial support. BridgeBio was determined to be the primary beneficiary of Eidos as it controlled the activities that most significantly impacted Eidos’ economic performance, controlled the most significant decisions affecting Eidos through its representation within management and Eidos’ Board of Directors, and BridgeBio had a majority ownership interest.

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

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through December 31, 2020, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model as of December 31, 2020, 2019 and 2018 and during the years then ended.

In May 2019, BridgeBio purchased 1,103,848 shares of Eidos common stock from an existing Eidos stockholder for $28.6 million in a private purchase transaction. In July 2019, BridgeBio purchased 882,353 shares of Eidos common stock from an existing Eidos investor for $26.4 million in a private purchase transaction. In September 2019, Eidos issued 556,173 shares of Eidos common stock to a third-party, which is further described in Note 11.

Eidos Shelf Registration

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement (the “2019 Sales Agreement”) with the sales agents named therein (the “Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof. Eidos will pay to the Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos has issued 385,613 shares under this offering and received $23.9 million of net proceeds as of December 31, 2019. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020. As a result of the completion of the Merger Transactions with Eidos on January 26, 2021, Eidos’ common stock ceased to trade on the Nasdaq Global Select Market prior to the opening of business on January 26, 2021, the 2019 Sales Agreement was terminated and the 2019 Shelf was deregistered with the SEC (see Note 18).

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

The Merger Transactions were subject to various closing conditions, including, but not limited to: (i) approval of the majority of the outstanding shares of Eidos Common Stock, (ii) approval of a majority of the shares of Eidos Common Stock held by stockholders other than (A) us and any person or entity controlling, controlled by or under common control with us (any such person, an “Affiliate”) (including Merger Sub and Merger Sub II), (B) any of our directors or officers or our Affiliates’ directors or officers (including Merger Sub and Merger Sub II) and (C) any director or officer of Eidos (other than members of the special committee of independent directors of Eidos (the “Eidos Special Committee”)); (iii) approval of at least 66 and 2/3% of the aggregate voting stock (as defined in Section 203 of the Delaware General Corporation Law (the “DGCL”)) of Eidos that is not owned (as defined in Section 203 of the DGCL) by BridgeBio, Merger Sub, Merger Sub II or any of their respective affiliates or associates (as such terms are defined in Section 203 of the DGCL); (iv) approval of the issuance of our common stock in connection with the Merger Transactions by at least a majority of the votes cast by the holders of shares of our common stock voting on the matter; (v) the absence of any statute, rule, order, decree or regulation prohibiting the Mergers; (vi) the approval for listing of the common stock issuable to the holders of Eidos Common Stock on Nasdaq; (vii) the SEC having declared effective our Form S-4 registration statement, which would contain our joint proxy statement/prospectus with Eidos in connection with the Merger Transactions; and (viii) subject to certain materiality exceptions, the accuracy of certain representations and warranties by us and Eidos contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement. In connection with the execution of the Merger Agreement, Eidos entered into voting agreements with members of our Board of Directors and KKR Genetic Disorder L.P., collectively owning approximately 36% of our outstanding common stock, pursuant to which they agreed, among other things, to vote their shares in favor of the issuance of our common stock in connection with the Merger Transactions.

The Merger Agreement included customary representations, warranties and covenants, including, but not limited to, covenants by us and Eidos to conduct our businesses in the ordinary course during the period between the execution of the Merger Agreement and consummation of the Merger Transactions and to refrain from taking certain actions specified in the Merger Agreement.

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

On January 26, 2021, we closed and completed the Merger Transactions (see Note 18).

6.	Noncontrolling Interests

As of December 31, 2020 and 2019, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. During the years ended December 31, 2020, 2019 and 2018, such adjustments in the aggregate amounts of $(12.0) million, $28.6 million and $(21.6) million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interest” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity.

Upon the Eidos IPO in June 2018, all outstanding shares of Eidos’ redeemable convertible preferred stock were converted into shares of common stock of Eidos. This transaction is reflected as conversion of redeemable noncontrolling interest into noncontrolling interest. The net exercise of the Eidos Warrants upon the Eidos IPO is presented as the issuance of noncontrolling interest in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity.

As of December 31, 2020 and 2019, the significant components of the noncontrolling interest balances pertain mainly to Eidos. Upon closing and completion of the Merger Transactions with Eidos on January 26, 2021 (see Note 18), Eidos became our wholly-owned subsidiary and the balance of the noncontrolling interest in Eidos was reduced to zero.

7.	Equity Method and Other Investments in Equity Method Investees

LianBio

LianBio, a related party, is a clinical-stage biopharmaceutical company founded by Perceptive Advisors. LianBio is focused on sourcing the best opportunities and creating new therapeutic paradigms for first-in-class programs to bring the world’s leading science to China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction and recognized as license revenue for the year ended December 31, 2019 (see Note 11). The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The amount of our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. The carrying amount of the investment in LianBio in the consolidated balance sheets represents our maximum loss exposure related to its investment in LianBio. There have been no impairments related to the LianBio investment.

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

For the year ended December 31, 2019 and for the period November 20 through December 31, 2018, BridgeBio’s share of PellePharm’s net losses amounted to $0.2 million and $0.3 million, respectively, based on its percentage of common stock ownership in PellePharm. As of December 31, 2019 and 2018, the aggregate carrying amount of our equity method investment in PellePharm is zero and $0.2 million, respectively. As of December 31, 2019 and 2018, the aggregate carrying amount of the equity security investment in PellePharm is zero and $16.8 million, respectively. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. We did not recognize an impairment related to our PellePharm investment during the years ended December 31, 2020, 2019 and 2018.

8.Asset Acquisitions

Origin Asset Acquisition

In June 2018, Origin entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectually property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. As consideration, Origin made an upfront cash payment of $1.0 million. There were no material direct transaction costs related to the transaction.

Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was $1.0 million and was charged to research and development expense for the year ended December 31, 2018 as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, Origin could be required to pay up to $18.8 million if Origin receives a priority review voucher from the Food and Drug Administration, $3.0 million in regulatory milestone payments, $17.0 million in sales milestone payments, and pay royalties of up to low double-digit percentages on future net sales, if any.

QED Asset Acquisition

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

QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was $16.7 million and was charged to research and development expense for the year ended December 31, 2018 as it had no alternative future use at the time of the acquisition. If certain substantive milestones are met in the future, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales milestone payments, and pay royalties of up to low double-digit percentages on future net sales, if any.

9.Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity as shown in the table below, upon achievement of each contingent milestone. We accrue such contingent compensation when the related milestone is probable of achievement and record in “Accrued compensation and benefits” for the current portion and in “Other liabilities” for the noncurrent portion in the consolidated balance sheet. The table below shows our commitment for the potential milestone amounts of up to $267.4 million and the accruals as of December 31, 2020 for milestones deemed probable of achievement. There were no such accruals as of December 31, 2019.

	Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$15,006	$367
Stock (2)	168,407	9,571
Cash or stock at our sole discretion	84,030	634
Total	$267,443	$10,572
(1)	Amount recorded for performance-based milestone awards that are probable of achievement.
(2)	Includes the performance-based milestone awards that were granted as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) further discussed in Note 15.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2020 and 2019, there were no amounts accrued related to termination charges.

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

2027 Notes

On March 9, 2020, BridgeBio issued an aggregate principal amount of $550.0 million of its 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), pursuant to an Indenture dated March 9, 2020 (the “Indenture”), between BridgeBio and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers (the “2020 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers (the “Initial Purchasers”) resulting from the exercise in full of their option to purchase additional 2027 Notes.

The 2027 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon conversion, the 2027 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at BridgeBio’s election.

BridgeBio received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. BridgeBio used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the Capped Call Transactions described below, and approximately $75.0 million to pay for the repurchase of shares of its common stock described below. BridgeBio intends to use the remainder of the net proceeds from the 2020 Note Offering for working capital and other general corporate purposes, including for its commercial organization and launch preparations. BridgeBio may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on December 31, 2020, the if-converted value of the 2027 Notes exceeded its principal amount by approximately $365.8 million.

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

The outstanding 2027 Notes balances consisted of the following as of December 31, 2020:

Amount
(in thousands)
Liability component
Principal	$550,000
Unamortized debt discount	(158,404)
Unamortized debt issuance costs	(8,160)
Net carrying amount	$383,436
Equity component, net of issuance costs	$169,173

In connection with the issuance of the 2027 Notes, BridgeBio incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the consolidated balance sheet and is amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term. The effective interest rate on the liability component of the 2027 Notes for the period from the date of issuance through December 31, 2020 was 8.8%.

The following table sets forth the total interest expense recognized related to the 2027 Notes for the year ended December 31, 2020:

Amount
(in thousands)
Contractual interest expense	$11,153
Amortization of debt discount	14,877
Amortization of debt issuance costs	772
Total interest and amortization expense	$26,802

Future minimum payments under the 2027 Notes as of December 31, 2020, are as follows:

Amount
(in thousands)
Year ending December 31:
2021	$13,750
2022	13,750
2023	13,750
2024	13,750
2025	13,750
Thereafter	570,625
Total future payments	639,375
Less amounts representing interest	(89,375)
Total principal amount	$550,000

Capped Call and Share Repurchase Transactions with Respect to the 2027 Notes

On March 4, 2020, concurrently with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of 2027 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $62.12 (which represents a premium of 100% over the last reported sale price of BridgeBio’s common stock on March 4, 2020) and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Calls cover 12,878,305 shares of our common stock (subject to anti-dilution and certain other adjustments), which is the same number of shares of common stock that initially underlie the 2027 Notes. The Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the 2027 Notes.

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $49.3 million related to the premium payments for the Capped Call Transactions.

Additionally, we used approximately $75.0 million of the net proceeds from the 2020 Note Offering to repurchase 2,414,681 shares of our common stock concurrently with the closing of the 2020 Note Offering from certain of the Initial Purchasers in privately negotiated transactions. The agreed to purchase price per share of common stock in the Repurchases is equal to $31.06, which was the last reported sale price per share of our common stock on The Nasdaq Global Select Market (“Nasdaq”) on March 4, 2020. The shares repurchased are recorded as treasury stock.

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

On the earliest to occur of (i) the maturity date, (ii) the date we prepay the outstanding principal amount of the Amended Hercules Term Loan or (iii) the date the outstanding principal amount of the Amended Hercules Term Loan otherwise becomes due, we will owe Hercules an end of term charge equal to 6.35% of the principal amount of the original $35.0 million term loan, or $2.2 million, and 5.75% of the principal amount of the incremental $20.0 million term loan, or $1.2 million. These amounts will be accrued over the term of the loan using the effective-interest method.

In May 2019, we executed the Second Amendment to the Loan and Security Agreement whereby we borrowed an additional $20.0 million (“Tranche III”) to increase the total principal balance outstanding to $75.0 million.

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Second Amendment to the Loan and Security Agreement. BridgeBio received an option to pay up to 1.5% of scheduled cash pay interest on the entire facility as payment in kind, or PIK Interest, with such cash pay interest paid as PIK Interest at a 1:1.2 ratio. The interest-only period will continue through July 1, 2021 (the “Modified Amortization Date”) and the entire facility received a maturity date of January 1, 2023 (the “Modified Maturity Date”). The outstanding balance of the Amended Hercules Term Loan was to be repaid by BridgeBio monthly beginning on the Modified Amortization Date and extending through the Modified Maturity Date.

Under the Second Amendment to the Loan and Security Agreement, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85% (8.85% as of December 31, 2019 based on the prime rate as of that date), payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2019), payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10% (9.10% as of December 31, 2019), payable monthly.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

In April 2020, we entered into the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which among other things:

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date” which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan);

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the “Amended Maturity Date”, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan);

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of December 31, 2020), payable monthly;

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of December 31, 2020), payable monthly;

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of December 31, 2020), payable monthly; and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There were no gains or losses arising from the amendment, which is considered a debt modification.

We did not draw the incremental loan of $25.0 million that was available until December 15, 2020. There have not been any additional draws on the $100.0 million additional available facilities as of December 31, 2020.

The Amended Hercules Term Loan contains customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposes no significant liquidity covenants on us and Hercules cannot limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Amended Hercules Term Loan, we granted Hercules a security interest in all our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we must make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities are a party to, nor provide any credit support or other security in connection with the Amended Hercules Term Loan.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related capped call and share repurchase transactions, as discussed in Note 18.

During the years ended December 31, 2020, 2019 and 2018, we recognized interest expense related to the Amended Hercules Term Loan of $7.9 million, $8.3 million and $2.4 million, respectively, of which $1.3 million, $1.4 million and $0.5 million, respectively, relates to amortization of debt discount.

The term loans balance is as follows:

	December 31,
	2020	2019
	(in thousands)
Principal value of term loans	$75,000	$75,000
Debt issuance costs and debt accretion	1,936	679
Term loans, noncurrent	$76,936	$75,679

Future minimum payments of principal and estimated payments of interest on our outstanding variable rate borrowings as of December 31, 2020 are as follows:

Amount
(in thousands)
Year Ending December 31:
2021	$6,644
2022	40,216
2023	47,146
Total future payments	94,006
Less amounts representing interest	(14,483)
Less final end of term payment	(4,523)
Total principal amount of term loan payments	$75,000

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into a Loan and Security Agreement with Silicon Valley Bank and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”). The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon the achievement of a clinical data milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of December 31, 2020, including the available Tranche B loan of up to $22.5 million that was available to be drawn until October 31, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of December 31, 2020). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions (see Note 18). The amendment also requires Eidos to maintain a certain amount of cash and cash equivalents with SVB.

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

Eidos calculated the fair values of the derivative liability on issuance and as of December 31, 2020 and 2019 based on a probability weighted valuation of certain event outcomes and discounted to the present value. The key valuation assumptions used as of December 31, 2020 and 2019 consist of the discount rate of 12.6% and 11.6%, respectively, and the probability of an underlying event triggering the Success Fee payment and the timing of such events. The derivative liability is being remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net. The fair value of the derivative liability was approximately $1.3 million and $1.2 million as of December 31, 2020 and 2019 and was classified as part of “Other liabilities” on the consolidated balance sheets. There was immaterial change in the fair value of the derivative liability for the years ended December 31, 2020 and 2019.

The facility fee, fair value of the bifurcated embedded derivative liability on issuance, and other debt issuance costs have been treated as debt discounts on our consolidated balance sheet and together with the final payment charge are being amortized to interest expense throughout the life of the Tranche A loan using the effective interest rate method.

As of December 31, 2020 and 2019, the net carrying value of the Tranche A loan was $16.9 million and $16.1 million, respectively. As of December 31, 2020 and 2019, there are unamortized debt discounts of $1.6 million and $2.4 million, respectively. Eidos recorded interest expense and amortization of the debt discount in the amount of $2.3 million and $0.3 million on the Tranche A loan for the years ended December 31, 2020 and 2019, respectively.

Future minimum payments

The following table presents future payments of principal, interest and final payment charge on the Eidos Tranche A loan as of December 31, 2020:

Amount
(in thousands)
Year Ending December 31:
2021	$2,961
2022	9,787
2023	8,622
Total future payments	21,370
Less amounts representing interest	(3,870)
Total principal amount of term loan payments	$17,500

11.	Out-licensing Agreements

License Agreement Between QED and LianBio

In October 2019, our subsidiary, QED entered into an exclusive license agreement with a related party, LianBio (the “QED-LianBio License Agreement”). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is entitled to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitles QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (the “LianBio Warrants”).

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement (see Note 7) as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the LianBio’s optional right to future products under these supply agreements is not considered to represent a material right.

During the year ended December 31, 2019, we recognized $13.8 million in license revenue comprising of $10.0 million in upfront payment received and the fair value of the ordinary shares received valued at approximately $3.8 million. We determined that the license was a right to use the intellectual property of QED and as of December 31, 2019, we had provided all necessary information to LianBio to benefit from the license and the license term. As of December 31, 2019, we also determined the contingent development milestones related to our ability to exercise the LianBio Warrants are not probable. As a result, we did not recognize any fair value of the LianBio Warrants, which we considered to be immaterial, as license revenue or record as an asset. For the year ended December 31, 2020, certain contingent development milestones related to our ability to exercise the LianBio Warrants were achieved, and, as a result, we recognized changes in the fair value of the warrants of approximately $3.3 million in “Other income (expense)”.

We consider the future potential development milestone as well as the sales-based royalties to be variable consideration. The future potential milestone payments were not included in the transaction price as they were all determined to be fully constrained under ASC 606. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We expect that the royalty arrangements and sales-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606-10-55-65 because the license is the predominant item to which the royalties or sales-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2020, we received reimbursements for research and development expenses incurred in 2019 amounting to $2.8 million from LianBio, in connection with the QED-LianBio License Agreement. This amount was recorded as reduction in research and development expenses for the year ended December 31, 2019.

License Agreement Between Navire and LianBio

In August 2020, our subsidiary, Navire Pharma, Inc. (“Navire”) entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment. We will also receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories.

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

During the year ended December 31, 2020, we recognized $8.0 million in license revenue which comprised of the upfront payment. We determined that the license was a right to use the intellectual property of Navire and as of December 31, 2020, we had provided all necessary information to LianBio to benefit from the license and the license term.

We consider the future potential development milestone as well as the sales-based royalties to be variable consideration. The future potential milestone payments were not included in the transaction price as they were all determined to be fully constrained under ASC 606. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We expect that the royalty arrangements and sales-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606-10-55-65 because the license is the predominant item to which the royalties or sales-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

License Agreements Between Eidos and Alexion

In September 2019, our subsidiary, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop, manufacture and commercialize in Japan the compound known as acoramidis (previously known as BBP-265 or AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis (the “Eidos-Alexion License Agreement”). Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

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

Eidos finalized the clinical supply agreement with Alexion on July 10, 2020, which was determined to be a separate performance obligation from the license. Eidos has billed $0.2 million to Alexion for the year ended December 31, 2020 and recognized such amount as license revenue from the clinical supply agreement. Direct costs for the year ended December 31, 2020 were immaterial.

12.	In-licensing Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”) relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. During the years ended December 31, 2020, 2019 and 2018, Eidos recognized research and development expense of zero, $0.2 million and $0.3 million, respectively, in connection with this agreement.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. During the year ended in December 31, 2019, we recognized $2.5 million as a cost of license revenue upon execution of the Eidos-Alexion License Agreement (see Note 11).

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). In connection with the UCSF License and subsequent amendments, we paid issuance fees totaling $0.3 million. In addition, under the terms of the UCSF License, we are required to pay to UCSF certain annual license maintenance fees unless we are selling or otherwise exploiting licensed products or services and paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, we agreed to pay UCSF low single-digit tiered royalties on annual net sales of licensed products and services, with a minimum royalty requirement of $0.1 million. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. In addition, we are obligated to make contingent milestone payments totaling up to $22.4 million upon the achievement of certain clinical or regulatory milestones. In the event that we sublicense the patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by us. During the years ended December 31, 2020, 2019 and 2018, TheRas recognized research and development expense of $0.1 million, $0.4 million and $0.1 million, respectively, in connection with this agreement.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. During the years ended December 31, 2020, 2019 and 2018, TheRas recognized research and development expenses of $2.3 million, $1.9 million and $0.9 million, respectively, in connection with the Leidos Agreements.

Foundation Medicine Diagnostics Agreement

In November 2018, QED and Foundation Medicine, Inc. entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. During the years ended December 31, 2020, 2019 and 2018, QED recognized research and development expenses of $4.8 million, $1.6 million and zero, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

13.   Leases

We have operating leases for our corporate headquarters, office spaces and a laboratory facility.

One of our office space leases has a finance lease component representing lessor provided furniture and office equipment wherein we have assessed that we have the right to obtain substantially all of the economic benefits from use of these assets throughout the term of the lease. The assets acquired under this finance lease included in “Property and equipment, net” in the consolidated balance sheet was immaterial as of December 31, 2020.

Certain leases include renewal options at our discretion and we include the extension options when we determine the lease term for our operating and finance leases, if we are reasonably certain that the extension option would be exercised. The lease liabilities were measured using a weighted average discount rate based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

The components of lease cost for the year ended December 31, 2020 are as follows:

Amount
(in thousands)
Straight line operating lease costs	$3,786
Interest on finance lease liability	9
Variable lease costs	832
Total lease cost	$4,627

Supplemental cash flow information related to leases are as follows:

Amount
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,169
Operating cash flows for finance lease — cash paid for interest	9
Financing cash flows for finance lease — cash paid for principal	25
Right-of-use assets obtained in exchange of lease obligations
Operating leases	19,595
Finance lease	1,726

Supplemental information related to the remaining lease term and discount rate are as follows:

Amount
(in thousands)
Weighted-average remaining lease term (in years)
Operating leases	5.1
Finance lease	5.1
Weighted-average discount rate
Operating leases	6.24%
Finance lease	6.62%

As of December 31, 2020, future minimum lease payments for our noncancelable operating and finance leases under ASC 842 are as follows:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31:
2021	$4,825	$238
2022	4,291	420
2023	3,434	432
2024	3,231	445
2025	3,430	459
Thereafter	2,608	37
Total future minimum lease payments	21,819	2,031
Imputed interest	(3,347)	(330)
Total	$18,472	$1,701

Reported as of December 31, 2020
Operating lease liabilities, current portion	$3,795
Operating lease liabilities, net of current portion	14,677
Total operating lease liabilities	$18,472
Finance lease liability, current portion — Included in "Other accrued liabilities"		$128
Finance lease liability, net of current portion — Included in "Other liabilities"		1,573
Total finance lease liability		$1,701

As of December 31, 2020, we have operating leases for facilities that have not yet commenced, since we have not obtained the right to control the assets while the lessors perform the construction of necessary improvements, with aggregated undiscounted future payments of $6.0 million. These operating leases will commence throughout fiscal year 2021 and have lease terms ranging from five to twelve years and, therefore, we did not reflect these on the consolidated balance sheet as of December 31, 2020 and the tables above.

As of December 31, 2019, future minimum lease payments for our noncancelable operating leases under ASC 840 were as follows:

Amount
(in thousands)
Year Ending December 31:
2020	$2,811
2021	2,515
2022	1,812
2023	1,485
2024	1,272
Thereafter	1,816
Total future minimum lease payments	$11,711

Total rent expense under ASC 840 for the years ending December 31, 2019 and 2018 was $2.8 million and $1.5 million, respectively.

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

As of January 1, 2020, upon adoption of ASC 842, we derecognized the build-to-suit lease asset of $10.0 million as we do not control the dedicated manufacturing suite during the construction phase. Under the new lease guidance, we recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction phase and readiness determination of the dedicated manufacturing suite is expected to be completed in early 2021. The remaining $4.0 million payable related to the dedicated manufacturing suite is recorded as part of “Other accrued liabilities” as of December 31, 2020.

14.	2019 Reorganization and IPO and 2020 Shelf Registration

2019 Reorganization and IPO

On June 13, 2019, BridgeBio formed BridgeBio Pharma Merger Sub LLC (“Merger Sub LLC”), a Delaware limited liability company and direct wholly-owned subsidiary. The 2019 Reorganization was executed on July 1, 2019, immediately prior to completion of the IPO of BridgeBio’s common stock. As part of the 2019 Reorganization, the existing ownership interest in BBP LLC held by all BBP LLC unitholders was transferred to Merger Sub LLC, and all outstanding units of BBP LLC were cancelled and exchanged for shares of common stock of BridgeBio. Merger Sub LLC was then merged with and into BBP LLC, the surviving entity, which became a wholly-owned subsidiary of BridgeBio. Subsequent to the 2019 Reorganization, as the sole managing member, BridgeBio operates and controls all of BBP LLC’s businesses and affairs.

The number of shares of BridgeBio’s common stock issued to BBP LLC unitholders in the Reorganization is shown in the below table by unit class:

BBP LLC unit class	Number of BridgeBio's Shares Issued
Series D Preferred Units	30,459,426
Series C Preferred Units	31,992,709
Series B Preferred Units	17,794,455
Series A Preferred Units	4,918,881
Founder Units	2,252,916
Common Units	1,794,823
Management Incentive Units	10,786,757
Total shares issued	99,999,967

Included in the amounts above, the unvested outstanding management incentive units and common units of BBP LLC were exchanged for 6,819,455 shares of BridgeBio’s unvested restricted stock, subject to the same time-based vesting conditions as the original management incentive units and common units terms and conditions. See Note 15 for additional details. At the conclusion of the 2019 Reorganization, BridgeBio became the reporting entity.

The 2019 Reorganization was accounted for as a reverse acquisition and recapitalization for financial reporting purposes. The assets and liabilities of BridgeBio, the legal acquirer, were nominal and there were no material pre-combination activities. Therefore, BBP LLC, the legal acquiree, was determined to be the accounting acquirer. Accordingly, the historical financial statements of BBP LLC became BridgeBio’s historical financial statements, including the comparative prior periods. All share and per share amounts in these consolidated financial statements and related notes had been retroactively adjusted, where applicable, for all periods presented. The shares of BridgeBio’s common stock for periods prior to July 1, 2019 represent the outstanding BBP LLC units recalculated to give effect to the exchange ratio applied in connection with the 2019 Reorganization.

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

2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of December 31, 2020.

15.	Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$16,316	$5,743	$626	$22,685
General and administrative	30,285	5,159	330	35,774
Total stock-based compensation	$46,601	$10,902	$956	$58,459

	Year Ended December 31, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$986	$2,313	$366	$3,665
General and administrative	14,204	3,060	445	17,709
Total stock-based compensation	$15,190	$5,373	$811	$21,374

	Year Ended December 31, 2018
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$—	$1,325	$186	$1,511
General and administrative	3,183	1,201	172	4,556
Total stock-based compensation	$3,183	$2,526	$358	$6,067

Stock-Based Awards of BridgeBio

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

As of December 31, 2020, 3,820,622 shares and 204,664 shares were reserved for future issuances under the 2019 Plan and 2019 Inducement Plan, respectively.

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (RSAs)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in shares of BridgeBio’s common stock in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

On November 18, 2020, we completed a stock and equity award under our Exchange Program for a subsidiary. We issued awards of BridgeBio equity under the 2019 A&R Plan to 16 grantees covering 24,924 shares of common stock, 70,436 stock options to purchase common stock, and 10,772 shares of performance-based stock options to purchase common stock. The exchange also included performance-based milestone awards of up to $11.7 million to be settled in shares of BridgeBio’s common stock in the future upon achievement of the milestones.

We evaluated the exchange of the controlled entities’ outstanding common stock and equity awards for BridgeBio awards as a modification under ASC 718, Share Based Payments. Under ASC 718, a modification is a change in the terms or conditions of a stock-based compensation award. In assessing the accounting treatment, we consider the fair value, vesting conditions and classification as an equity or liability award of the controlled entity equity before the exchange, compared to the BridgeBio equity received as part of the exchange to determine whether modification accounting must be applied. When applying modification accounting, we considered the type of modification to determine the appropriate stock-based compensation cost to be recognized on April 22 and November 18, 2020, (each the “Modification Date”), and subsequent to the Modification Date.

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

At the completion of the Exchange Program on April 22, 2020, we determined $17.4 million of the performance-based milestone awards is probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other liabilities” in the consolidated balance sheet due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

As of December 31, 2020, we determined that $11.1 million of the $17.4 million incremental stock-based compensation cost above remained probable of achievement and is being recognized over a period ranging from 0.9 year to 2.9 years. For the year ended December 31, 2020, we recognized $9.6 million of stock based compensation cost associated with performance based milestone awards that were determined to be probable as of December 31, 2020. We have recognized stock-based compensation expense of $2.0 million for the year ended December 31, 2020 for performance-based milestone awards that were achieved during the year and settled with 73,248 restricted stock awards due to achievement of regulatory milestones related to IND acceptance that were completed during the year ended December 31, 2020. There were no such compensation awards in the comparative periods in 2019.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the period through December 31, 2020:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except shares and per share amounts)
Outstanding as of December 31, 2019	4,626,777	$20.10	9.6	$70,348
Granted	2,575,143	$30.56
Granted — Exchange Program	1,349,318	$2.05
Exercised	(155,968)	$18.43
Exercised — Exchange Program	(481,837)	$1.74
Cancelled	(267,840)	$27.33
Cancelled — Exchange Program	(12,632)	$2.81
Outstanding as of December 31, 2020	6,778,112	$23.83	8.8	$320,473
Outstanding as of December 31, 2020 — Exchange Program	854,849	$2.22	8.2	$58,891
Exercisable as of December 31, 2020	1,736,585	$21.22	8.4	$86,644
Exercisable as of December 31, 2020 — Exchange Program	667,553	$1.75	8.1	$46,304

The options granted to employees and consultants are exercisable at the price of the BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of December 31 2020 and 2019 is calculated based on the difference between the exercise price and the current fair value the BridgeBio’s common stock.

During the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $15.6 million and $3.9 million, respectively, related to stock options under the Plans. As of December 31, 2020, there was $43.8 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the year ended December 31, 2020:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	362,163	$31.98
Granted	1,054,676	$34.18
Vested	(123,321)	$33.35
Cancelled	(239,680)	$31.16
Balance at December 31, 2020	1,053,838	$34.21

The RSUs have a service condition and generally vest over a period of four years.

   During the years ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $7.4 million and $0.2 million, respectively, related to shares of RSUs under the Plans. As of December 31, 2020, there was $32.8 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Awards (RSAs) of BridgeBio

As disclosed in Note 14, upon the Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the year ended December 31, 2020:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	5,603,452	$3.63
Granted — Exchange Program	50,145	$0.18
Granted — Performance-based milestone awards	73,248	$27.27
Vested	(2,362,479)	$3.09
Balance at December 31, 2020	3,364,366	$4.47

During the years ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $10.7 million and $4.2 million, respectively, related to RSAs under the Plans. As of December 31, 2020, there was $16.5 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 2.8 years. The 3,364,366 and 5,603,452 unvested RSAs as of December 31, 2020 and 2019, respectively, are included as outstanding shares disclosed in the consolidated balance sheet as of December 31, 2020 and 2019 as the shares were actually issued but are subject to forfeiture per the terms of the awards.

Market-Based RSUs of BridgeBio

During the year ended December 31, 2019, the Board of Directors approved and granted market-based RSUs that were subject to continuous employment at the time of achievement of the market conditions. One such market-based RSU award includes a market condition based on the Total Shareholders’ Return (TSR) of BridgeBio’s common stock as compared to the TSR of the Nasdaq Biotechnology Index and the vesting percentage of the award is calculated based on the three-year performance period from vesting commencement date. In connection with the separation of the grantee from BridgeBio in 2020, this particular market-based RSU representing 53,234 shares was forfeited and the previously recognized stock-based compensation expense, which was not material, was reversed. The other market-based RSU award includes a market condition based on BridgeBio’s market capitalization reaching $5.0 billion and vests immediately at 100% upon achievement of said market capitalization.

The respective grant date fair values of these awards, which aggregate to $3.8 million for the year December 31, 2019, were determined using a Monte Carlo valuation model and are recognized as compensation expense over the implied service period of the awards.

The following table summarizes our market-based RSU activity under the Plans for the year ended December 31, 2020:

	Unvested Shares of Market-based RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2019	129,871	$28.98
Granted	2,380	$34.81
Vested	(76,637)	$41.54
Cancelled	(53,234)	$10.90
Balance at December 31, 2020	2,380	$34.81

For the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $1.0 million and $2.3 million, respectively, related to market-based RSU awards. As of December 31, 2020, unrecognized compensation cost related to market-based RSUs under the Plans was immaterial.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

On June 22, 2019, we adopted the 2019 ESPP, which became effective on June 25, 2019 and was amended and restated effective as of December 12, 2019. The ESPP initially reserves and authorizes the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the lower of: i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, ii) 2,000,000 shares or iii) such lesser number of shares as determined by the Compensation Committee.

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

During the year ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $1.0 million and $0.4 million, respectively, related to the ESPP. As of December 31, 2020, 3,123,169 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. For the year ended December 31, 2020, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Year Ended December 31,
	2020		2019
	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	5.00-6.08	0.40-0.65	5.00-6.08	0.40
Expected volatility	36.3%-46.4%	32.5%-47.6%	36.4%-37.5%	43.4%
Risk-free interest rate	0.31%-1.50%	0.13%-1.57%	1.69%-1.86%	2.12%
Dividend yield	—	—	—	—
Weighted-average fair value of stock-based awards granted	$11.29	$10.48	$7.81	$5.51

Equity-Based Awards of BBP LLC

Up until the reorganization, BBP LLC issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). BBP LLC’s Second Amended and Restated Limited Liability Company Agreement, Third Amended and Restated Limited Liability Company Agreement and LLC Agreement provided for the issuance of Management Incentive Units and Common Units to employees and consultants. During 2019 and 2018, BBP LLC issued Management Incentive Units and Common Units based on the approval of the board of BBP LLC for each grant date.

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

No distributions can be made to the holders of Management Incentive Units until the aggregate distributions made to other members (Preferred Unit, Founder Unit and Common Unit members) exceed the Management Incentive Units’ participation threshold. BridgeBio has determined that the underlying terms and intended purpose of the Management Incentive Units and Common Units are more akin to an equity-based compensation for employees and consultants than a performance bonus or profit-sharing arrangement.

As described in Note 14, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the years ended December 31, 2019 and 2018, equity-based compensation from BBP LLC equity-based awards was $3.4 million and $3.2 million, respectively.

The following table summarizes authorized BBP LLC equity-based awards activity as if the Management Incentive Units and Common Units were converted to restricted common stock of BridgeBio at the earliest period presented:

Equivalent Shares of the Corporation's Restricted Common Stock
Balance as of December 31, 2017	9,445,069
Granted	550,677
Cancelled	(1,263)
Balance as of December 31, 2018	9,994,483
Authorized and granted	2,587,939
Cancelled	(842)
Converted into common stock of BridgeBio	(5,762,125)
Converted into unvested restricted common stock of BridgeBio	(6,819,455)
Balance as of December 31, 2019	—

The following table summarizes vested BBP LLC equity-based awards activity as if the Management Incentive Units and Common Units were converted to restricted common stock of BridgeBio at the earliest period presented:

	Equivalent Shares of the Corporation's Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance at December 31, 2017	2,811,694	$0.34
Vested	1,827,623	$0.62
Balance at December 31, 2018	4,639,317	$0.45
Vested	1,122,808	$2.10
Converted into common stock of BridgeBio	(5,762,125)	$0.72
Balance at December 31, 2019	—	$—

The estimated grant-date fair value of each Common Unit and Management Incentive Unit award was calculated using the Black-Scholes option pricing model, based on assumptions as follows:

	Year Ended December 31,
	2019	2018
Expected term (in years)	1.50	0.75-1.50
Expected volatility	48.0%-49.0%	40.0%-49.0%
Risk-free interest rate	2.34%-2.56%	1.70%-2.56%
Dividend yield	—	—

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

Eidos Amended and Restated 2018 Stock Option and Incentive Plan

In May 2018, the Eidos Board of Directors and stockholders approved the Amended and Restated 2018 Stock Option and Incentive Plan (the “Eidos 2018 Plan”), to replace the Eidos 2016 Plan. The Eidos 2018 Plan became effective upon the Eidos IPO and is administered by the Eidos Board of Directors or an appointed committee, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Under the Eidos 2018 Plan, 598,000 shares of Eidos’ common stock have been initially reserved for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants. Options granted under the Eidos 2018 Plan expire no later than 10 years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant. Options may be granted to stockholders possessing more than 10% of the total combined voting power of all classes of stocks of Eidos at an exercise price at least 110% of the fair value of the common stock at the date of grant and the options are not exercisable after the expiration of 10 years from the date of grant. Employee stock options generally vest 25% upon one year of continued service to Eidos, with the remainder in monthly increments over three additional years. Upon adoption of the Eidos 2018 Plan, no additional stock awards will be issued under the Eidos 2016 Plan. Options granted under the Eidos 2016 Plan that were outstanding on the date the Eidos 2018 Plan became effective remain subject to the terms of the Eidos 2016 Plan. In December 2018, the Eidos Board of Directors approved an increase in the number of shares reserved under the Eidos 2018 Plan by 700,000 shares, and this increase was approved by Eidos’ stockholders in June 2019. In December 2019, Eidos’ Board of Directors approved an additional increase in the number of shares reserved under the 2018 Plan by 1,500,000 shares. As of December 31, 2020, Eidos has reserved 2,798,000 shares of common stock for issuance under the 2018 Plan.

Eidos Employee Stock Purchase Plan

In May 2018, Eidos Board of Directors and stockholders approved the 2018 Employee Stock Purchase Plan, or the 2018 ESPP, which became effective upon the IPO. The 2018 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by Eidos’ Board of Directors and the Compensation Committee of the Board of Directors. Under the 2018 ESPP, 143,520 shares of Eidos’ common stock have been initially reserved for employee purchases of Eidos’ common stock. The 2018 ESPP allows eligible employees to purchase shares of Eidos common stock at a discount through payroll deductions of up to 20% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of Eidos’ common stock at the beginning of the offering period or at the end of each applicable purchase period. The first purchase period commenced upon the completion of Eidos’ IPO and ended on November 30, 2018. In connection with the Merger Agreement further discussed in Note 5, Eidos did not commence a new offering period on December 1, 2020.

The fair value of the rights granted under the Eidos 2018 ESPP was calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.50	0.50	0.48
Expected volatility	75.46%	63.06%	70.40%
Risk-free interest rate	0.84%	2.32%	1.50%
Dividend yield	—	—	—

Eidos Stock Options

Activity under the Eidos equity incentive plans is set forth below:

				Weighted-
			Weighted-	Average
	Options		Average	Remaining	Aggregate
	Available for	Options	Exercise	Contractual	Intrinsic
	Grant	Outstanding	Option	Life (years)	Value
	(in thousands, except shares and per share amounts)
Outstanding as of December 31, 2019	1,935,054	1,335,755	$16.91	8.77	$54,071
Options granted	(685,017)	685,017	$46.39
Options exercised	—	(461,732)	$17.96
Options cancelled	23,762	(23,762)	$19.45
Outstanding as of December 31, 2020	1,273,799	1,535,278	$29.71	8.46	$156,399
Options exercisable as of December 31, 2020		371,768	$18.73	7.86	$41,954
Options vested and expected to vest as of December 31, 2020		1,535,278	$29.71	8.46	$156,399

Aggregate intrinsic value represents the difference between Eidos’ estimated fair value of its common stock and the exercise price of outstanding in–the–money options. The total intrinsic value of options exercised was $28.0 million, $12.3 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The total fair value of Eidos shares vested during the years ended December 31, 2020, 2019 and 2018 was $11.7 million, $5.2 million and $2.5 million, respectively.

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

The fair value of employee of Eidos stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.06	6.07	6.08
Expected volatility	72.1%	72.4%	72.0%
Risk-free interest rate	0.52%	1.95%	2.87%
Dividend yield	—	—	—

The weighted average fair value of stock-based awards granted to employees during the years ended December 31, 2020, 2019 and 2018 was $28.95 per share, $22.86 per share and $8.46 per share, respectively.

Eidos Restricted Stock

In December 2017, Eidos issued 390,546 shares of common stock for no consideration to the founders pursuant to Eidos’ Series Seed Preferred Stock Purchase Agreement and license agreement in connection with certain anti-dilution rights held by these parties. If the shares issued under the license agreement represent less than 1% of the shares issued and outstanding of common stock on an as-converted basis, Eidos will issue additional common stock to the founders and Stanford University. Eidos has the right to repurchase the common stock at the fair value per share on the date of repurchase; this repurchase right lapses as the shares vest. The shares cliff vest 25% after one year and vest monthly thereafter over 36 months. As of December 31, 2020 and 2019, 73,230 shares and 170,866 shares remain subject to repurchase.

Eidos recognizes stock-based compensation expense upon the approval of these awards by the Eidos Board of Directors in September 2017 as vesting provisions are not considered substantive due to the fair value repurchase right. Stock-based compensation expense related to the restricted stock is recognized based on the fair value of the stock on the approval date using the Black-Scholes pricing model. During the years ended December 31, 2020, 2019 and 2018, Eidos recognized zero expense related to these awards.

Eidos Stock-Based Compensation

As of December 31, 2020, there was $24.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements under the Eidos 2016 and 2018 Plans. The unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period 2.8 years.

16.	Income Taxes

Upon the 2019 Reorganization, BridgeBio is subject to U.S. federal and state income taxes as a corporation. Prior to the 2019 Reorganization, which was tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders.

The following table presents the components of net loss before income taxes:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$505,488	$288,585	$169,451
Foreign	—	—	—
Total loss before income taxes	$505,488	$288,585	$169,451

There was no current or deferred income tax expense or benefit (domestic and foreign) for the years ended December 31, 2020, 2019 and 2018.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2020	2019	2018
Tax at statutory federal rate	21.0%	21.0%	21.0%
Change in valuation allowance	(25.0)	(25.3)	(20.2)
Research and development credits	3.3	4.1	1.6
Stock-based compensation	1.0	—	—
Change in entity status	—	1.7	—
Nontaxable partnership income	—	(1.4)	(1.2)
Other	(0.3)	(0.1)	(1.2)
Effective income tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$191,308	$94,335
Amortization	7,427	5,196
Accruals and reserves	5,707	1,917
Stock-based compensation	5,471	1,820
Tax credits	37,964	18,443
Equity method investment	7,608	7,297
Lease liabilities	3,932	—
Other	613	210
Gross deferred tax assets	260,030	129,218
Less valuation allowance	(224,452)	(128,928)
Deferred tax assets, net of valuation allowance	35,578	290
Deferred tax liabilities:
Fixed assets	(221)	(290)
Right-of-use assets	(3,514)	—
Debt	(32,938)	—
Deferred tax liabilities	(36,673)	(290)
Net deferred tax assets (liabilities)	$(1,095)	$—

As of December 31, 2020, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $852.5 million and $177.9 million, respectively. The federal net operating losses generated prior to 2018 amounting to $31.8 million will begin to expire in 2036, losses generated after 2018 amounting to $820.7 million will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036.

As of December 31, 2020, we had federal research and development and orphan drug credit carryforwards of $41.0 million, which will expire beginning in 2037 if not utilized. As of December 31, 2020, we have California and other state research and development tax credit carryforwards of $6.3 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. The valuation allowance increased by $95.5 million and $79.2 million for the years ended December 31, 2020 and 2019, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019
	(in thousands)
Balance at the beginning of the year	$7,604	$1,182
Additions (reductions) of prior year positions	(224)	2,913
Additions based on tax positions related to current year	5,144	3,509
Balance at the end of the year	$12,524	$7,604

As of December 31, 2020 and 2019, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.

We file federal and various income tax returns. We currently have no federal or state tax examinations in progress. All years are open for examination by federal and state authorities.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also allowed for the deferral of employer payroll taxes, which we have done and the liability is accounted for in our consolidated financial statement. The provisions of the CARES Act did not have a material impact on our financial statements.

On June 29, 2020, the Governor of California signed Assembly Bill (“AB”) 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentive tax credits that companies can utilize, effective for tax years 2020, 2021 and 2022. AB 85 will not impact our income tax provisions as we are in taxable loss position.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”), a tax, funding and spending bill was signed into law. We have reviewed the legislation and we do not believe the CAA will materially impact our 2020 income tax provision.

17.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2020, 2019 and 2018, diluted and basic net loss per common share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of December 31,
	2020	2019	2018
Unvested RSAs	3,364,366	5,603,452	5,355,166
Unvested RSUs	1,053,838	362,163	—
Unvested market-based RSUs	2,380	129,871	—
Unvested performance-based RSUs	73,304	—	—
Unvested performance-based RSAs	22,611	—	—
Common stock options issued and outstanding	7,632,961	4,626,777	—
Estimated shares issuable under performance-based milestone compensation arrangements	4,161,970	—	—
Estimated shares issuable under the ESPP	50,584	—	—
Assumed conversion of 2027 Notes	12,878,305	—	—
	29,240,319	10,722,263	5,355,166

Our 2027 Notes issued in March 2020 are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The impact of the assumed conversion to diluted net income per share would be computed using the treasury stock method.

As discussed in Notes 9 and 15, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated assuming the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

18.	Subsequent Events

Closing and Completion of Merger Transactions with Eidos

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through cash payments of $21.3 million and issuance of approximately 26.1 million of our common stock. We also issued 2,776,672 stock options to purchase common stock of BridgeBio and 25,972 shares of BridgeBio RSUs to certain employees of Eidos in exchange for their then outstanding common stock options and RSUs under the Eidos 2016 Plan and the Eidos 2018 Plan.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on the Nasdaq Global Select Market prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

We have incurred $8.7 million of deferred merger transaction costs that are included in “Other current assets” in our consolidated balance sheet as of December 31, 2020. Through the closing of the Merger Transactions on January 26, 2021, we have incurred estimated transaction costs aggregating to $78.2 million.

Issuance of 2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”), pursuant to an Indenture dated January 28, 2021 (the “2029 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2029 Notes Trustee”), in a private offering to qualified institutional buyers (the “2021 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers in (the “2029 Notes Initial Purchasers”) pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021.

The 2029 Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021, at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election. The Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

We received net proceeds from the 2021 Note Offering of approximately $731.7 million, after deducting the 2029 Notes Initial Purchasers’ discount and offering expenses. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the capped call transactions and approximately $50.0 million to pay for the repurchase of shares of its common stock in connection with the 2021 Note Offering. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities; working capital; capital expenditures; repayment of outstanding indebtedness; general and administrative expenses; and other general corporate purposes.

The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the 2029 Notes plus accrued special interest, if any, to be immediately due and payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2027 Notes — Refer to Note 10 to the financial statements

Critical Audit Matter Description

On March 9, 2020, the Company issued $550 million in aggregate principal amount of 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”) in a private placement offering. As of December 31, 2020, the carrying value of the 2027 Notes was $383.4 million. As the 2027 Notes may be settled in cash upon conversion, the Company determined the 2027 Notes should be separated into liability and equity components. The liability component was calculated by measuring the fair value of a similar liability without an associated conversion feature. The conversion option was recorded as a component of equity, resulting in a debt discount that represents the difference between the gross proceeds from the issuance of the 2027 Notes and the fair value of the liability component on the date of issuance.

We identified the accounting evaluation and valuation of the 2027 Notes as a critical audit matter, primarily due to significant judgments by management related to: 1) the evaluation of the contractual terms to identify potential embedded derivatives requiring bifurcation from the debt instrument and 2) the estimation of the fair value of the debt component of the convertible notes, which was determined using a discounted cash flow method that is dependent upon significant assumptions related to the Company’s implied credit rating and credit spread. Auditing of these accounting and valuation considerations involved challenging and complex auditor judgment, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting evaluation and valuation of the 2027 Notes included, but were not limited to, the following:

•

We tested the effectiveness of controls over the Company’s accounting for and valuation of the 2027 Notes, including controls addressing the evaluation of embedded derivatives under applicable accounting guidance and estimating the fair value of the standalone liability component.

•	We evaluated the Company’s accounting analysis of the initial accounting of the 2027 Notes, including the identification of potential embedded derivatives included in the arrangements.

•	We evaluated the Company’s estimate of the fair value of the liability component of the 2027 Notes by:

•

involving fair value specialists to evaluate the reasonableness of the (1) valuation methodology and (2) valuation assumptions applied including the Company's credit rating and credit spread by developing a developing a range of independent estimates and comparing our estimates to those used by management.

•	testing the source information underlying the significant assumptions and estimates and the mathematical accuracy of the calculation.

Accrued Research and Development Liabilities — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including third-party service agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) to provide research and development services related to preclinical studies and clinical trials, which are estimated at each reporting period. As of December 31, 2020, the Company had accrued for $27.3 million of research and development expenses, of which $24.2 million is related to CROs and CMOs. In addition, the Company’s total prepaid expenses and other current assets were $35.7 million and other assets were $23.9 million, which included $7.9 million and $14.3 million, respectively, for amounts paid in advance of services incurred to be performed by CROs and CMOs. The Company had incurred $337.0 million of research and development expenses for the year then ended, of which $134.3 million is related to services provided by CROs and CMOs. The Company records these expenses based on estimates of the services and activities completed to date pursuant to the provisions of the signed contracts relative to the amounts invoiced and paid to date, resulting in an accrued liability or prepaid expense balance at period end.

We identified the accrual of these third-party research and development costs as a critical audit matter because of the judgments necessary for management to estimate the cost of services provided but not yet invoiced, the significant volume of transactions and the varied nature of audit evidence obtained from vendor to vendor. The amount of expense recognized and the corresponding accrual and prepaid balances recorded are based on the unique terms and conditions in each arrangement and are often dependent on limited information available from the vendors regarding the progress of the services through the reporting date. This required extensive audit effort due to the volume and variability in the arrangements and available information from the vendors and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total expenses, accrued and prepaid balances and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of research and development expenses and the related accrued and prepaid balances included the following, among others:

•	We tested the effectiveness of controls over the Company’s research and development expense accrual process, including controls over the estimation of activities completed to date.

•

We evaluated publicly available information (e.g., the Company’s website, news and press releases, and investor presentations) and board of directors’ materials, and corroborated this information gathered with Company personnel responsible for overseeing the clinical trial activities regarding the status of such activities. We then compared this information to the judgements applied in management’s estimate of the recorded expenses and corresponding accrual and prepaid balances.

•	We evaluated management’s ability to accurately estimate accrual of these third-party research and development costs by comparing actual results to management’s historical estimates.

•	For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:

•

inspecting related agreements, including master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.

•

sending written confirmations directly to contract research organizations or contract manufacturing organizations to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.

•	agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.

•	performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2020 to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 25, 2021

We have served as the Company’s auditor since 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2020, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their attestation report, which is included elsewhere herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at https://bridgebio.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10‑K:
1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Consolidated Balance Sheets as of December 31, 2020 and 2019	136
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020	137
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2020	138
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity for each of the three years in the period ended December 31, 2020	139
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020	140
Notes to Consolidated Financial Statements	141
Report of Independent Registered Public Accounting Firm	192

2.	Financial Statement Schedules:

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, dated June 26, 2019.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	—	—	—	Filed herewith

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027.	8-K	001-38959	4.2	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027.	8-K	001-38959	4.2	January 29, 2021

10.1#	Amended and Restated 2019 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-8	333-239718	99.1	July 7, 2020

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.3	November 5, 2020

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of June 19, 2018.	S-1	333-231759	10.6	May 24, 2019

10.7	First Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of December 28, 2018.	S-1	333-231759	10.7	May 24, 2019

10.8	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.9†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.10†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.11†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.12†	Option Agreement, among PellePharm, Inc., Leo Pharma A/S and Leo Spiny Merger Sub, Inc., dated as of November 19, 2018, as amended on March 13, 2019.	S-1	333-231759	10.12	May 24, 2019

10.13†	Asset Purchase Agreement, among Phoenix Tissue Repair, Inc., Shire Human Genetic Therapies, Inc., and Lotus Tissue Repair, Inc., dated as of July 21, 2017.	S-1	333-231759	10.13	May 24, 2019

10.14†	Exclusive License Agreement, between The Regents of the University of California and TheRas, Inc., dated September 28, 2016, as amended by First Amendment effective January 10, 2017, Second Amendment effective August 10, 2017 and Third Amendment effective September 7, 2018.	S-1	333-231759	10.14	May 24, 2019

10.14A†	Fourth Amendment to the Exclusive License Agreement, between The Regents of the University of California and TheRas, Inc., dated December 16, 2019.	10-K	001-38959	10.14A	March 3, 2020

10.15†	Collaboration and License Agreement, between Navire Pharma, Inc. (formerly known as PTP Pharmaceuticals, Inc.) and the Board of Regents of the University of Texas System and The University of Texas M.D. Anderson Cancer Center, dated March 3, 2017, as amended by Amendment No. 1 dated July 10, 2017.	S-1	333-231759	10.15	May 24, 2019

10.16†	Exclusive Patent License Agreement, between The Frederick National Laboratory for Cancer Research, operated by Leidos Biomedical Research, Inc., under sponsorship from the National Cancer Institute, and TheRas, Inc., dated December 14, 2018.	S-1	333-231759	10.16	May 24, 2019

10.17†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.18	Second Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital Inc., dated as of May 17, 2019.	S-1	333-231759	10.18	May 24, 2019

10.19#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.20#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.21#	Offer Letter, between Eidos Therapeutics, Inc. and Uma Sinha, dated June 1, 2016, as amended on May 24, 2018.	S-1	333-231759	10.21	June 11, 2019

10.22#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.23#	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.24#	Offer Letter, between BridgeBio Services, Inc. and Michael Henderson, dated March 22, 2016, as amended on May 5, 2017.	S-1	333-231759	10.24	June 11, 2019

10.25#	Offer Letter, between Eidos Therapeutics, Inc. and Cameron Turtle, dated June 13, 2018.	S-1	333-231759	10.26	June 11, 2019

10.26#	Offer Letter, between BridgeBio Pharma, Inc. and Brian Stolz, dated September 19, 2019.	10-Q	000-38959	10.2	November 8, 2019

10.27#	Offer Letter, between and BridgeBio Services, Inc. and Yi Ching Yau, dated September 9, 2019.	10-Q	000-38959	10.3	November 8, 2019

10.28#	Consulting Agreement, between Jennifer E. Cook and the Registrant, effective as of October 14, 2019.	10-K	001-38959	10.28	March 3, 2020

10.29	Loan and Security Agreement, by and between Eidos Therapeutics, Inc., Silicon Valley Bank and Hercules Capital, Inc., dated November 13, 2019.	8-K	000-38959	10.1	November 19, 2019

10.30	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.31	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.32†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.33†	Collaboration Agreement, by and between BridgeBio Gene Therapy, LLC and Catalent Maryland, Inc., formerly Paragon Bioservices, Inc., dated December 31, 2019.	10-K	001-38959	10.33	March 3, 2020

10.34#	BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.1	November 20, 2019

10.35#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.2	November 20, 2019

10.36#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.3	November 20, 2019

10.37#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.4	November 20, 2019

10.38#	Offer Letter, between BridgeBio Pharma, Inc. and James C. Momtazee, dated February 23, 2020.	10-K	001-38959	10.38	March 3, 2020

10.39#	Director Compensation Policy.	10-K	001-38959	10.39	March 3, 2020

10.40	Third Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of March 2, 2020.	—	—	—	Filed herewith
10.41†	Fourth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of April 27, 2020.	10-Q	000-38959	10.1	August 11, 2020

10.42	Open Market Sale AgreementSM, dated as of July 7, 2020.	S-3	333-239734	1.2	July 7, 2020

10.43	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.44	Purchase Agreement, dated January 25, 2021, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several Initial Purchasers.	8-K	001-38959	10.1	January 26, 2021

10.45	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.46	Fifth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of January 25, 2021.	—	—	—	Filed herewith

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accountant Firm.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith

*

This certification is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

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

BridgeBio Pharma, Inc.

Date: February 25, 2021	By:	/s/ Neil Kumar
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

Signature	Title	Date

/s/ Neil Kumar	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Neil Kumar, Ph.D.
/s/ Brian Stephenson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Brian Stephenson, Ph.D., CFA
/s/ Eric Aguiar	Director	February 25, 2021
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 25, 2021
Jennifer E. Cook

/s/ Ronald J. Daniels	Director	February 25, 2021
Ronald J. Daniels

/s/ Charles Homcy	Director	February 25, 2021
Charles Homcy, M.D.

/s/ Andrew W. Lo	Director	February 25, 2021
Andrew W. Lo, Ph.D.

/s/ James C. Momtazee	Director	February 25, 2021
James C. Momtazee

/s/ Ali Satvat	Director	February 25, 2021
Ali Satvat

/s/ Brenton L. Saunders	Director	February 25, 2021
Brenton L. Saunders

/s/ Randal Scott	Director	February 25, 2021
Randal Scott, Ph.D.

/s/ Richard H. Scheller	Director	February 25, 2021
Richard H. Scheller, Ph.D.