Form 10-Q
period 2021-03-31
BridgeBio Pharma, Inc.
filed 2021-05-06
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 149,284,184 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$471,176	$356,082
Short-term marketable securities	447,942	251,011
Receivable from a related party	462	—
Prepaid expenses and other current assets	25,534	35,731
Total current assets	945,114	642,824
Property and equipment, net	22,816	20,325
Operating lease right-of-use assets, net	12,997	16,508
Long-term marketable securities	82,202	—
Other assets	30,179	23,931
Total assets	$1,093,308	$703,588
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,340	$8,945
Accrued compensation and benefits	20,741	29,682
Accrued research and development liabilities	33,423	27,290
Accrued professional services	4,518	5,579
LEO call option liability	—	5,550
Operating lease liabilities, current portion	3,807	3,795
Term loans, current portion	3,646	1,458
Other accrued liabilities	18,254	13,349
Total current liabilities	94,729	95,648
Term loans, net of current portion	90,762	92,421
2029 Notes, net	731,747	—
2027 Notes, net	538,690	383,436
Operating lease liabilities, net of current portion	13,862	14,677
Other liabilities	11,612	9,520
Total liabilities	1,481,402	595,702
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	1,271	1,630
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 152,289,274 shares issued and 149,114,600 shares outstanding as of March 31, 2021, 125,264,070 shares issued and 122,849,389 shares outstanding as of December 31, 2020	152	125
Treasury stock, at cost; 3,174,674 shares as of March 31, 2021, 2,414,681 shares as of December 31, 2020	(125,000)	(75,000)
Additional paid-in capital	767,117	1,021,344
Accumulated other comprehensive income (loss)	(57)	192
Accumulated deficit	(1,037,506)	(888,755)
Total BridgeBio stockholders’ equity (deficit)	(395,294)	57,906
Noncontrolling interests	5,929	48,350
Total stockholders’ equity (deficit)	(389,365)	106,256
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity (deficit)	$1,093,308	$703,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2021	2020
License revenue	$462	$—
Operating expenses:
Research and development	122,559	68,225
General and administrative	45,407	34,262
Total operating expenses	167,966	102,487
Loss from operations	(167,504)	(102,487)
Other income (expense), net:
Interest income	394	1,941
Interest expense	(9,738)	(4,010)
Other income	5,766	474
Total other income (expense), net	(3,578)	(1,595)
Net loss	(171,082)	(104,082)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	8,003	12,232
Net loss attributable to common stockholders of BridgeBio	$(163,079)	$(91,850)
Net loss per share, basic and diluted	$(1.18)	$(0.78)
Weighted-average shares used in computing net loss per share, basic and diluted	138,627,729	117,803,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(171,082)	$(104,082)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(249)	472
Comprehensive loss	(171,331)	(103,610)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	8,003	12,232
Comprehensive loss attributable to common stockholders of BridgeBio	$(163,328)	$(91,378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Noncontrol-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	ling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of common stock to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	$1,271	149,114,600	$152	3,174,674	$(125,000)	$767,117	$(57)	$(1,037,506)	$(395,294)	$5,929	$(389,365)

	Three Months Ended March 31, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (2)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interests	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interests	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	$3,053	121,359,855	$124	2,414,681	$(75,000)	$986,746	$726	$(531,881)	$380,715	$68,303	$449,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)	The consolidated balances as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
Operating activities:	2021	2020
Net loss	$(171,082)	$(104,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,577	10,222
Amortization of operating lease right-of-use assets	1,365	541
Accretion of debt	1,249	1,761
LEO call option income	(5,550)	(539)
Other noncash adjustments	5,096	493
Changes in operating assets and liabilities:
Receivable from a related party	(462)	2,845
Prepaid expenses and other current assets	1,448	1
Other assets	(6,113)	(734)
Accounts payable	1,792	4,234
Accrued compensation and benefits	(12,981)	(7,670)
Accrued research and development liabilities	6,134	8,626
Accrued professional services	(360)	923
Operating lease liabilities	(1,338)	(556)
Other accrued and other liabilities	(3,540)	15
Net cash used in operating activities	(150,765)	(83,920)
Investing activities
Purchases of marketable securities	(379,291)	—
Maturities of marketable securities	99,200	42,500
Purchases of property and equipment	(1,961)	(4,477)
Net cash provided by (used in) investing activities	(282,052)	38,023
Financing activities
Proceeds from issuance of 2029 Notes in 2021 and 2027 Notes in 2020	747,500	550,000
Issuance costs and discounts associated with issuance of 2029 Notes and 2027 Notes	(16,064)	(12,375)
Purchase of capped calls	(61,295)	(49,280)
Repurchase of common stock	(50,000)	(75,000)
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	—	24,094
Proceeds from issuance of redeemable convertible noncontrolling interests to third-party investors	—	1,000
Repurchase of Eidos noncontrolling interest, including direct transaction costs	(80,324)	—
Proceeds from BridgeBio common stock issuances under ESPP	1,652	—
Repurchase of shares to satisfy tax withholding	(1,021)	—
Proceeds from stock option exercises, net of repurchases	7,464	734
Net cash provided by financing activities	547,912	439,173
Net increase in cash, cash equivalents and restricted cash	115,095	393,276
Cash, cash equivalents and restricted cash at beginning of period	358,679	364,197
Cash, cash equivalents and restricted cash at end of period	$473,774	$757,473
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,913	$2,054
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Net noncash portion of repurchase of Eidos noncontrolling interests	$38,167	$—
Direct transaction costs in the repurchase of Eidos noncontrolling interest included in accounts payable and accrued professional services	$4,766	$—
Direct transaction costs in the repurchase of Eidos recorded in Additional paid-in capital previously classified in prepaid expenses and other current assets	$8,749	$—
Issuance costs associated with issuance of 2027 Notes included in other accrued and other liabilities	$—	$664
Unpaid property and equipment	$1,787	$—
Recognition of property and equipment previously classified in other assets	$—	$10,000
Transfers from noncontrolling interests (Note 6)	$1,690	$11,601

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

In determining whether an entity is considered a controlled entity, we apply the VIE and Voting Interest Entity (“VOE”) models. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it has a controlling financial interest in the entity through its ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights. We assess whether we are the primary beneficiary of a VIE or whether we have a majority voting interest for entities consolidated under the VOE model at the inception of the arrangement and at each reporting date.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim periods.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”) a global pandemic. Since then, a large focus of healthcare providers and hospitals has been on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the COVID-19 pandemic as it continues to evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	March 31, 2020
	(in thousands)
Cash and cash equivalents	$471,176	$757,049
Restricted cash — Included in "Prepaid expenses and other current assets"	139	—
Restricted cash — Included in "Other assets"	2,459	424
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$473,774	$757,473

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of the LEO call option liability (see Note 7), the fair value of the LianBio Warrants (see Note 7), the fair value of Eidos’ derivative liability (see Note 9), the present value of lease payments of our leases on the respective lease commencement dates, the impairment of certain of our asset groups, the valuation of our stock-based awards, accounting for stock-based award modifications, accruals for performance-based milestone compensation arrangements, accruals for research and development activities and accruals for contingent intellectual property, clinical, regulatory and sales milestones payments in our in-licensing agreements. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method with respect to our 2027 Notes, which is our convertible debt that existed at that date. As a result of the adoption, we no longer separately account for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component; and, instead, account for our 2027 Notes wholly as debt. This also resulted in the derecognition of a deferred tax liability, which represented a basis difference in the face value of the 2027 Notes due to the previous allocation of portion of the proceeds to the equity component. Additionally, we recorded a cumulative adjustment to decrease our opening accumulated deficit balance as of January 1, 2021, representing a reduction in previously recorded interest expense accretion to the principal amount of our 2027 Notes through December 31, 2020. The following table summarizes the adjustments made to our condensed consolidated balance sheet as of January 1, 2021 as a result of applying the modified retrospective method in adopting ASU 2020-06:

	As Reported	Adjustments		As Adjusted
	December 31, 2020	Account 2027 Notes wholly as debt	Cumulative impact on interest expense	January 1, 2021
	(in thousands)
2027 Notes, net	$383,436	$169,173	$(14,328)	$538,281
Other liabilities (1)	9,520	(1,095)	$—	8,425
Additional paid-in capital	1,021,344	(168,078)	—	853,266
Accumulated deficit	(888,755)	—	14,328	(874,427)

(1)	Related deferred tax liability was recorded as part of “Other liabilities”.

Under this transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with the pre-ASU 2020-06 guidance under ASC 470-20, Debt: Debt with Conversion and Other Options (ASC 470-20).

The adoption did not impact previously reported amounts in our condensed consolidated statements of operations and cash flows and our basic and diluted net loss per share amounts.

3.	Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$333,123	$333,123	$—	$—
Short-term marketable securities:
U.S. treasury notes	45,161	—	45,161	—
Commercial paper	213,992	—	213,992	—
Corporate debt securities	113,369	—	113,369	—
Supranational debt securities	75,420	—	75,420	—
Total short-term marketable securities	447,942	—	447,942	—
Long-term marketable securities:
U.S. treasury notes	60,835	—	60,835	—
Corporate debt securities	21,367	—	21,367	—
Total long-term marketable securities	82,202	—	82,202	—
LianBio Warrants	3,338	—	—	3,338
Total financial assets	$866,605	$333,123	$530,144	$3,338
Liability
Embedded derivative	$1,410	$—	$—	1,410

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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
Liabilities
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

LEO Call Option Liability

The valuation of the LEO call option contained unobservable inputs that reflected our own assumptions for which there was little, if any, market activity at the measurement date. Accordingly, the LEO call option liability was remeasured to fair value on a recurring basis using unobservable inputs that were classified as Level 3 inputs. The uncertainty of the fair value measurement due to the use of unobservable inputs and interrelationships between these unobservable inputs could have resulted in higher or lower fair value measurement.

We estimated the fair value of the LEO call option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions as of December 31, 2020:

December 31,
2020
Probability of milestone achievement	12.0%-84.0%
Discount rate	0.1%-14.3%
Expected term (in years)	1.25-6.25
Expected volatility	80.0%-95.0%
Risk-free interest rate	1.16%-1.53%
Dividend yield	—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we have evaluated that the likelihood of LEO exercising said option is remote and we derecognized the LEO call option liability. The following table sets forth a summary of the change in the estimated fair value of the LEO call option recorded in “Other income”:

Total
(in thousands)
Balance as of December 31, 2020	$5,550
Change in fair value upon notice of termination of the LEO call option	(5,550)
Balance as of March 31, 2021	$—

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

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of March 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $714.3 million and $874.5 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2020, the estimated fair value of the 2027 Notes was $997.9 million based on the market price on the last trading day for the period.

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

4.	Cash Equivalents and Marketable Securities

We invest in certain money market funds classified as cash equivalents, which are collateralized by deposits in the form of U.S. treasury securities for an amount no less than 102% of their value. We do not record an asset or liability for the collateral as we do not intend to sell or re-pledge the collateral. The collateral has the prevailing credit rating of at least the U.S. government treasuries and agencies. We utilize a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the reverse repurchase agreements on a daily basis.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$333,123	$—	$—	$333,123
Short-term marketable securities:
U.S. treasury notes	45,123	38	—	45,161
Commercial paper	213,992	—	—	213,992
Corporate debt securities	113,415	14	(60)	113,369
Supranational debt securities	75,437	—	(17)	75,420
Total short-term marketable securities	447,967	52	(77)	447,942
Long-term marketable securities:
U.S. treasury notes	60,820	15	—	60,835
Corporate debt securities	21,414	—	(47)	21,367
Total long-term marketable securities	82,234	15	(47)	82,202
Total cash equivalents and marketable securities	$863,324	$67	$(124)	$863,267

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$266,437	$—	$—	$266,437
Short-term marketable securities:
U.S. treasury bills	14,996	3	—	14,999
U.S. treasury notes	45,292	100	(1)	45,391
Commercial paper	144,851	—	—	144,851
Corporate debt securities	45,680	93	(3)	45,770
Total short-term marketable securities	250,819	196	(4)	251,011
Total cash equivalents and marketable securities	$517,256	$196	$(4)	$517,448

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of March 31, 2021, our short-term and long-term marketable securities have average contractual maturities of approximately six months and 16 months, respectively. We do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

5.	Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to it having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through January 26, 2021, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model until January 26, 2021, the date on which the Merger Transactions were consummated.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Eidos Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof (the “2019 Sales Agreement”). Eidos would pay to the applicable Eidos Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020.

On October 5, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eidos, Globe Merger Sub I, Inc. (“Merger Sub”) and Globe Merger Sub II, Inc. (the two latter companies being our indirect wholly-owned subsidiaries), providing for, in a series of merger transactions (the “Merger Transactions”), the acquisition by us of all of the outstanding shares of common stock of Eidos (the “Eidos Common Stock”) other than shares of Eidos Common Stock that (i) were owned by Eidos as treasury stock, (ii) were owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) were subject to an Eidos Restricted Share Award (as defined below). Under the Merger Agreement, the stockholders of Eidos had the right to receive, at their election, either 1.85 shares of our common stock or $73.26 in cash per Eidos share in the transaction, subject to proration as necessary to ensure that the aggregate amount of cash consideration was no greater than $175.0 million. In addition, immediately prior to the effective time of the merger of Merger Sub with and into Eidos (the “Effective Time”), (i) each option to purchase Eidos Common Stock (an “Eidos Option”) were to be converted into an option, on the same terms and conditions applicable to such Eidos Option immediately prior to the Effective Time, to purchase a specified number of shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, and (ii) each outstanding award of shares of Eidos Common Stock that was subject to forfeiture conditions (subject to certain exceptions) (each, an “Eidos Restricted Share Award”) was to be converted into an award, on the same terms and conditions applicable to such Eidos Restricted Share Award immediately prior to the Effective Time, covering a number of whole restricted shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, with any fractional shares being paid out to the holder of such Eidos Restricted Share Award in cash (conversion of the Eidos Option and the Eidos Restricted Share Awards collectively referred to as the “Eidos Awards Exchange”).

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of approximately 26,156,446 shares of our common stock, with a total fair value of $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized in equity amounted to $(1,613.4) million and recorded within “Additional paid-in capital”. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we have incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital”.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on the Nasdaq Global Select Market prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.	Noncontrolling Interests

As of March 31, 2021 and December 31, 2020, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity (deficit) in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity (deficit) in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. During the three months ended March 31, 2021 and 2020, such adjustments in the aggregate amounts of $1.7 million and $11.6 million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

As of December 31, 2020, the significant components of the noncontrolling interest balances pertained mainly to Eidos, which amounted to $40.2 million. Upon closing and completion of the Merger Transactions with Eidos on January 26, 2021 (see Note 5), the balance of the noncontrolling interest in Eidos was reduced to zero.
7.	Equity Method and Other Investments in Equity Method Investees

LianBio

LianBio, a related party, is a clinical-stage biopharmaceutical company founded by Perceptive Advisors. LianBio is focused on sourcing the best opportunities and creating new therapeutic paradigms for first-in-class programs to bring the world’s leading science to China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The amount of our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. As of March 31, 2021 and December 31, 2020, our equity method investment in LianBio represented 6% of LianBio’s fully-diluted equity. We continue to account for our investment in LianBio under the equity method as we have the right to appoint or remove one director to the board of directors of LianBio, and therefore have significant influence over LianBio. The carrying amount of the investment in LianBio in the condensed consolidated balance sheets represents our maximum loss exposure related to our investment in LianBio. There were no impairments related to the LianBio investment for the three months ended March 31, 2021 and 2020.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitles QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (the “LianBio Warrants”, see Note 3).

PellePharm

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability in our condensed consolidated financial statements because BridgeBio was obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either was exercised, terminated or had expired.

Prior to the LEO Agreement, BridgeBio consolidated PellePharm under the VIE model. The date the LEO Agreement was entered into was determined to be a VIE reconsideration event. Based on our assessment, we had concluded that PellePharm remained a VIE after the reconsideration event as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, based on the then changes to PellePharm’s governance structure and Board of Directors composition as a result of the LEO Agreement, BridgeBio was no longer the primary beneficiary as it no longer had the power over the key decisions that most significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm on November 19, 2018. After the deconsolidation in November 2018, PellePharm is considered a related party of BridgeBio.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to the deconsolidation of PellePharm in 2018, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. We account for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of each of March 31, 2021 and December 31, 2020, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio has subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets represents its maximum loss exposure related to its VIE investment in PellePharm. There were no impairments related to our PellePharm investment for the three months ended March 31, 2021 and 2020.

On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. We have also decided to not provide further financial support to PellePharm upon the effective date of the termination of LEO call option.
8.	Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity as shown in the table below, upon achievement of each contingent milestone. We accrue such contingent compensation when the related milestone is probable of achievement and record in “Accrued compensation and benefits” for the current portion and in “Other liabilities” for the noncurrent portion in the condensed consolidated balance sheets. The table below shows our commitment for the potential milestone amounts of up to $266.1 million and the accruals as of March 31, 2021 for milestones deemed probable of achievement.

	Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$13,067	$398
Stock (2)	160,234	17,305
Cash or stock at our sole discretion	92,818	2,834
Total	$266,119	$20,537
(1)	Amount recorded for performance-based milestone awards that are probable of achievement.
(2)	Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 13.

We have recognized stock-based compensation expense of $7.7 million for the three months ended March 31, 2021 to be settled in equity, which primarily relate to the Exchange Program. We have recognized stock-based compensation expense of $2.2 million for the three months ended March 31, 2021 to be settled in either cash or equity at our sole election.

There was no compensation expense recognized for performance milestones assessed to be not probable of achievement.

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2021 and December 31, 2020, there were no amounts accrued related to termination charges.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

9.	Debt

Notes

2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes, pursuant to an Indenture dated January 28, 2021 (the “2029 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2029 Notes Trustee”), in a private offering to qualified institutional buyers (the “2021 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers (the “2029 Notes Initial Purchasers”) pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021.

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

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount (there were no direct offering expenses borne by us for the 2029 Notes). We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions described below and approximately $50.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities; working capital; capital expenditures; repayment of outstanding indebtedness; general and administrative expenses; and other general corporate purposes.

A holder of 2029 Notes may convert all or any portion of its 2029 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2028 in multiples of $1,000 only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
•	If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•	Upon the occurrence of specified corporate events, as defined in the 2029 Notes Indenture.

On or after November 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 10.3050 shares of BridgeBio’s common stock per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price of approximately $97.04 per share of BridgeBio’s common stock, for a total of approximately 7,702,988 shares).

The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event. The maximum number of shares issuable should there be an increase in the conversion rate is 11,361,851 shares of BridgeBio’s common stock.

We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2029 Notes, we incurred approximately $16.1 million of debt issuance costs, which consisted of initial purchasers’ discounts. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and is amortized to interest expense using the effective interest method over the expected life of the 2029 Notes or approximately their eight-year term.

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), pursuant to an Indenture dated March 9, 2020 (the “2027 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2027 Notes Trustee”), in a private offering to qualified institutional buyers (the “2020 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers (the “2027 Notes Initial Purchasers”) resulting from the exercise in full of their option to purchase additional 2027 Notes.

The 2027 Notes will accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. The 2027 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the 2027 Notes Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pay for the cost of the 2020 Capped Call Transactions described below, and approximately $75.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2020 Note Offering for working capital and other general corporate purposes, including for its commercial organization and launch preparations. We may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 in multiples of $1,000 only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Price Condition”);

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2027 Notes Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day (the “Conversion Rate Condition”); or

•	Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

During the three months ended March 31, 2021, the 2027 Notes were eligible for conversion at the option of the holders as the Conversion Price Condition was met during the period.

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on March 31, 2021, the if-converted value of the 2027 Notes exceeded its principal amount by approximately $243.3 million.

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

We may not redeem the 2027 Notes prior to the maturity date, and no sinking fund is provided for the 2027 Notes. If we undergo a fundamental change (as defined in the 2027 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2027 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2027 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the entire principal amount of all the 2027 Notes plus accrued special interest, if any, to be immediately due and payable. The 2027 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment with all of BridgeBio’s liabilities that are not so subordinated, including our 2029 Notes; effectively junior to any of BridgeBio’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accounting for the issuance of the 2027 Notes in 2020 under ASC 470-20, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to our ability to settle the 2027 Notes in cash, BridgeBio common stock, or a combination of cash and BridgeBio common stock at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected BridgeBio’s non-convertible debt borrowing rate for similar debt. The equity component of the 2027 Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the 2027 Notes and the fair value of the liability of the 2027 Notes on the date of issuance. The equity component would not be remeasured as long as it continues to meet the conditions for equity classification.

In connection with the issuance of the 2027 Notes, we incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital in 2020. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheet and was amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term.

As discussed in Note 2, effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method and, as a result, we are no longer required to separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt. Comparative information with respect to our 2027 Notes disclosed below continues to be presented in accordance with the pre-ASU 2020-06 guidance under ASC 470-20.

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	March 31, 2021		December 31, 2020
	2029 Notes	2027 Notes	2027 Notes
	(in thousands)
Liability component
Principal	$747,500	$550,000	$550,000
Unamortized debt discount	(15,753)	(10,745)	(158,404)
Unamortized debt issuance costs	—	(565)	(8,160)
Net carrying amount	$731,747	$538,690	$383,436
Equity component, net of issuance costs	$—	$—	$169,173

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	2029 Notes	2027 Notes	2027 Notes
	(in thousands)
Contractual interest expense	$2,943	$3,438	$879
Amortization of debt discount	311	386	1,079
Amortization of debt issuance costs	—	23	56
Total interest and amortization expense	$3,254	$3,847	$2,014
Effective interest rate	2.6%	2.8%	8.8%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum payments under the Notes as of March 31, 2021 are as follows:

	2029 Notes	2027 Notes
	(in thousands)
Remainder of 2021	$8,550	$6,875
Year ending December 31:
2022	16,819	13,750
2023	16,819	13,750
2024	16,819	13,750
2025	16,819	13,750
Thereafter	806,366	570,625
Total future payments	882,192	632,500
Less amounts representing interest	(134,692)	(82,500)
Total principal amount	$747,500	$550,000

Capped Call and Share Repurchase Transactions with Respect to the Notes

On January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively, together the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $61.3 million and $49.3 million during the three months ended March 31, 2021 and 2020, respectively, related to the premium payments for the Capped Call Transactions.

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market (“Nasdaq”) on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as treasury stock.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Term Loans

Hercules Loan and Security Agreement

We have a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”) under which we borrowed principal amounts of $35.0 million (“Tranche I”), $20.0 million (“Tranche II”) and $20.0 million (“Tranche III”), all of which remain outstanding. The Loan and Security Agreement has been amended from time to time. Prior to the Fourth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”) described below, the interest rate for the Hercules Term Loan was established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.85%, payable monthly; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60%, payable monthly; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 9.10%, payable monthly.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the “Amended Amortization Date”) which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan,

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan,

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of March 31, 2021), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of March 31, 2021), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of March 31, 2021), payable monthly, and

(6)	provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended Hercules Term Loan. There were no gains or losses arising from the amendment, which is considered a debt modification.

There have not been any additional draws on the $125.0 million additional available facilities as of March 31, 2021.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

During the three months ended March 31, 2021 and 2020, we recognized interest expense related to the Hercules Term Loan of $2.0 million and $1.5 million, respectively, of which $0.3 million and $0.4 million, respectively, relate to amortization of debt discount and issuance costs.

As discussed in Note 16, on April 13, 2021, we executed the Sixth Amendment to the Loan and Security Agreement.

Silicon Valley Bank and Hercules Loan Agreement

Eidos entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”), under which Eidos borrowed a principal amount of $17.5 million (the “Tranche A loan”) in November 2019. The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2021). The Tranche A loan repayment schedule provides for interest only

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

The Tranche A loan also provides for a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If Eidos elects to prepay the Tranche A loan, there is also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan is secured by substantially all of Eidos’ assets, except Eidos’ intellectual property, which is the subject of a negative pledge.

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions. The amendment also requires Eidos to maintain a certain amount of cash and cash equivalents with SVB.

As of March 31, 2021, the net carrying value of the Tranche A loan is $17.2 million. As of March 31, 2021, there are unamortized debt discounts of $1.4 million. Eidos recorded interest expense and amortization of the debt discount in the amount of $0.6 million and $0.5 million on the Tranche A loan for the three months ended March 31, 2021 and 2020, respectively.

The Tranche A loan was prepaid in full in April 2021 (see Note 16).

10.	License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, collectively with HHC, “Helsinn,” and together with QED, the “Parties”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED has agreed to grant HHC exclusive rights to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED will receive a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. The effectiveness of the transactions contemplated under the QED-Helsinn License and Collaboration Agreement was subject to specified conditions, including the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The waiting period under the HSR Act ended on April 16, 2021 and the QED-Helsinn License and Collaboration Agreement became effective as of that date. In view of this, the contractual term for accounting purposes has not commenced as of March 31, 2021.

Under the terms of the QED-Helsinn License and Collaboration Agreement, QED is eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Subject to approval by the U.S. Food and Drug Administration, QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. QED and Helsinn will share global development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Leases

Operating and Finance Leases

We have operating leases for our corporate headquarters, office spaces and a laboratory facility. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment.

Certain leases include renewal options at our discretion and we include the extension options when we are reasonably certain that the extension option will be exercised. The lease liabilities were measured using a weighted-average discount rate based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

The components of lease cost are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Straight line operating lease costs	$1,365	$694
Finance lease costs
Straight line finance lease costs	29	—
Interest on finance lease liability	28	—
Variable lease costs	751	159
Total lease cost	$2,173	$853

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,470	$730
Operating cash flows for finance lease — cash paid for interest	36	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	133	9,395

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.1	6.1
Finance lease	4.8	—
Weighted-average discount rate
Operating leases	6.27%	6.22%
Finance lease	6.62%	—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, future minimum lease payments for our noncancelable leases are as follows:

	Operating Leases	Finance Lease
	(in thousands)
Remainder of 2021	$3,536	$202
Year ending December 31:
2022	4,344	420
2023	3,488	432
2024	3,282	445
2025	3,487	459
Thereafter	2,622	38
Total future minimum lease payments	20,759	1,996
Imputed interest	(3,090)	(302)
Total	$17,669	$1,694

Reported as of March 31, 2021
Operating lease liabilities, current portion	$3,807
Operating lease liabilities, net of current portion	13,862
Total operating lease liabilities	$17,669
Finance lease liability, current portion — Included in "Other accrued liabilities"		$200
Finance lease liability, net of current portion — Included in "Other liabilities"		1,494
Total finance lease liability		$1,694

We recognized an impairment loss for certain of our asset groups estimated using discounted cash flow model (income approach) during the three months ended March 31, 2021 of $3.3 million, which is included in general and administrative expenses in our condensed consolidated statement of operations for the said period. The impairment loss recorded includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use.

As of March 31, 2021, we have an operating lease for a facility that has not yet commenced, since we have not obtained the right to control the asset while the lessor performs the construction of necessary improvements, with aggregated undiscounted future payments of $5.7 million. This operating lease, which has a lease term of 12 years, is estimated to commence in the middle of fiscal year 2021 and has not yet been reflected in the consolidated balance sheet as of March 31, 2021 and the tables above.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction and readiness determination phases of the dedicated manufacturing suite is expected to be completed in 2021. The remaining $4.0 million payable related to the dedicated manufacturing suite is recorded as part of “Other accrued liabilities” as of March 31, 2021.

12.	2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of March 31, 2021.

13.	Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$21,300	$1,149	$22,449
General and administrative	9,731	2,716	12,447
Total stock-based compensation	$31,031	$3,865	$34,896

	Three Months Ended March 31, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$603	$915	$122	$1,640
General and administrative	7,460	1,012	110	8,582
Total stock-based compensation	$8,063	$1,927	$232	$10,222

Under the BridgeBio Equity Plan, we have recorded $1.3 million of stock-based compensation expense for the three months ended March 31, 2021 for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

As of March 31, 2021, 8,671,357 shares and 172,168 shares were reserved for future issuances under our 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2019 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards is probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other liabilities” in the condensed consolidated balance sheet due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

For the three months ended March 31, 2021, we recognized $7.7 million of stock-based compensation cost associated with performance-based milestone awards that were determined to be probable as of March 31, 2021. We have recognized stock-based compensation expense of $6.7 million for the three months ended March 31, 2021 for performance-based milestone awards that were achieved during the period and settled with 97,561 restricted stock awards due to achievement of certain regulatory milestones that were completed during the three months ended March 31, 2021. There were no such compensation awards in the comparative period in 2020.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	6,778,112	$23.83	8.8	320,473
Outstanding as of December 31, 2020 — Exchange Program	854,849	$2.22	8.2	58,891
Granted	515,634	$68.87
Granted — Eidos Awards Exchange	2,776,672	$16.33
Exercised	(155,531)	$20.51
Exercised — Eidos Awards Exchange	(240,357)	$14.09
Exercised — Exchange Program	(203,430)	$1.31
Cancelled	(15,979)	$27.24
Cancelled — Exchange Program	(1,478)	$3.37
Outstanding as of March 31, 2021	7,122,236	$27.16	8.7	$249,072
Outstanding as of March 31, 2021 — Eidos Awards Exchange	2,536,315	$16.54	7.4	$114,299
Outstanding as of March 31, 2021 — Exchange Program	649,941	$2.50	7.9	$38,409
Exercisable as of March 31, 2021	1,964,042	$21.76	8.3	$78,318
Exercisable as of March 31, 2021 — Eidos Awards Exchange	946,868	$10.03	5.6	$48,830
Exercisable as of March 31, 2021 — Exchange Program	506,392	$2.01	7.8	$30,176

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2021 and December 31, 2020 are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock.

During the three months ended March 31, 2021, we recognized stock-based compensation expense of $5.9 million related to stock options under the Plans. As of March 31, 2021, there was $73.4 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2021:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	1,053,838	$34.21
Granted	823,742	$68.52
Vested	(131,868)	$40.36
Cancelled	(34,524)	$36.04
Balance as of March 31, 2021	1,711,188	$50.21

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2021, we recognized stock-based compensation expense of $4.6 million related to RSUs under the Plans. As of March 31, 2021, there was $82.0 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the three months ended March 31, 2021:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	3,364,366	$4.47
Granted — Performance-based milestone awards	97,561	$68.91
Vested	(642,638)	$12.51
Balance as of March 31, 2021	2,819,289	$4.87

During the three months ended March 31, 2021, we recognized stock-based compensation expense of $8.5 million related to RSAs under the Plans, of which $6.7 million pertains to performance-based milestone awards that were achieved and settled during the period. As of March 31, 2021, there was $14.7 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 2.6 years. The respective balances of unvested RSAs as of March 31, 2021 and December 31, 2020 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

During the three months ended March 31, 2021, we recognized stock-based compensation expense of $0.4 million related to our ESPP. As of March 31, 2021, 4,286,364 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the three months ended March 31, 2021, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Three Months Ended March 31, 2021
	Stock Options	ESPP
Expected term (in years)	6.02	0.40 - 0.65
Expected volatility	51.4%	47.61% - 51.97%
Risk-free interest rate	0.63%	0.06% - 0.13%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$33.19	$15.44

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average fair values of stock-based awards granted during the three months ended March 31, 2021 were driven primarily by the market price of our common stock during the period.

Equity Awards of Eidos

Prior to the Merger Transactions, Eidos issued its own equity-based awards under the Eidos 2016 Equity Incentive Plan and the Eidos 2018 Stock Option and Incentive Plan (collectively, the “Eidos Plans). Upon closing of the Merger Transactions, we issued 2,776,672 stock options to purchase common stock of BridgeBio and 25,972 shares of BridgeBio RSUs to 88 employees of Eidos under the Eidos Award Exchange in exchange for their then outstanding common stock options and RSUs under the Eidos Plans (the “Replaced Awards”). The awards issued in the Eidos Award Exchange have the same vesting terms and conditions as the Replaced Awards. We evaluated the exchange of the awards as a modification under ASC 718 and recognized no incremental compensation cost from such modification.

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was immaterial.

14.	Income Taxes

BridgeBio is subject to U.S. federal and state income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2021 and 2020.

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

As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. As discussed in Note 2, we have derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.	Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of March 31,
	2021	2020
Unvested RSAs	2,819,289	4,998,744
Unvested RSUs	1,711,188	366,505
Unvested market-based RSUs	—	55,614
Unvested performance-based RSUs	68,067	3,843
Common stock options issued and outstanding	10,308,492	4,813,061
Estimated shares issuable under performance-based milestone compensation arrangements	3,885,461	—
Estimated shares issuable under the ESPP	13,129	14,866
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	—
	39,386,919	23,130,938

Our 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

As discussed in Notes 8 and 13, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated assuming the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.
16.	Subsequent Events

Sixth Amendment to the Loan and Security Agreement

On April 13, 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Hercules Loan Amendment”) to amend our existing Hercules Term Loan with Hercules.

The Hercules Loan Amendment, among other things, (1) extends the interest-only period to June 1, 2024 (which may be further extended to June 1, 2025, subject to certain conditions), (2) extends the maturity date for the term loans to May 1, 2025 (which may be further extended to May 1, 2026, subject to certain conditions), (3) provides for an additional $25.0 million advance pursuant to the Hercules Loan Amendment (which we received upon execution of the Hercules Loan Amendment), (4) provides for an interest rate on the outstanding principal equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65%, and (5) provides for (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

We used a portion of the proceeds from the additional $25.0 million advance referred to above to prepay in full the $17.5 million principal of Eidos’ Tranche A Loan and outstanding interest payable under the SVB and Hercules Loan Agreement. The Hercules Loan Amendment also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Hercules Loan Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the U.S. Food and Drug Administration’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown, and we are continuing to actively monitor the COVID-19 pandemic as it continues to rapidly evolve. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic or its impact on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we anticipate that we will report initial data from the ongoing Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia by the end of 2021.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three months ended March 31,
	2021	2020
	(in thousands)
License revenue	$462	$—
Research and development	122,559	68,225
General and administrative	45,407	34,262
Loss from operations	(167,504)	(102,487)
Net loss	(171,082)	(104,082)
Net loss attributable to common stockholders of BridgeBio	(163,079)	(91,850)

	March 31, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$1,001,320	$607,093

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2021 we had cash, cash equivalents and marketable securities of $1,001.3 million. In January 2021, we issued an aggregate principal amount of $747.5 million of our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, in a private offering, or the 2021 Note Offering, to qualified institutional buyers. We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the purchasers’ discount. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of capped call transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock. On January 26, 2021, we closed and completed the Merger Transactions with Eidos. The acquisition of the outstanding Eidos common stock was settled through cash payments of $21.3 million and the issuance of shares of our common stock.

Operating Expenses

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Research and development	$122,559	$68,225	$54,334

Research and development expense increased by $54.3 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in personnel costs and external costs. The increase in personnel costs was attributed to increase in the number of employees to support progression in our research and development programs, including our increasing research pipeline, as well as increases in stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement. Stock-based compensation recorded in research and development expense for the three months ended March 31, 2021 was $22.4 million as compared to $1.6 million for the same period in the prior year. The increase in external costs was a result of increased manufacturing activities for early to late stage programs and one-time in-licensing development and regulatory milestone payments.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	$21,216	$17,808
Infigratinib (Previously known as BBP-831) (QED)	25,544	20,843
Fosdenopterin (Previously known as BBP-870) (Origin)	13,251	4,755
BBP-631 (Adrenas)	22,175	3,364
BBP-418 (ML Bio)	2,669	1,949
Other programs including early-stage	37,704	19,506
Total	$122,559	$68,225

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
General and administrative	$45,407	$34,262	$11,145

General and administrative expenses increased by $11.1 million for the three months ended March 31, 2021 compared to the same period in 2020 due to costs incurred to support organizational growth, including staged build out of our commercial organization as part of commercial launch readiness activities and accelerated recognition of stock-based compensation arising from the merger with Eidos.

Other Income (Expense), Net

Interest Income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$394	$1,941	$(1,547)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The decrease in interest income for the three months ended March 31, 2021 compared to the same period in 2020 was driven by a general decline in interest rates that began at the start of the COVID-19 pandemic and continued through the current period.

Interest Expense

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest expense	$(9,738)	$(4,010)	$(5,728)

Interest expense for the three months ended March 31, 2021 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loans with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, and Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement. Interest expense for the same period in 2020 consists primarily of interest expense incurred under our 2027 Notes and our term loans with Hercules and SVB and Hercules. The increase of $5.7 million for the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributed to increases in principal amounts.

Other Income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Other income	$5,766	$474	$5,292

Other income consists mainly of changes in fair value of the LEO Call Option liability. The LEO Call Option was subject to remeasurement to fair value at each balance sheet date until the LEO Call Option either was exercised, terminated or had expired. As a result of the notice of termination by LEO of the LEO call option, we have derecognized the LEO call option liability balance of $5.6 million as of March 2021. The LEO Call Option income of $0.5 million for the three months ended March 31, 2020 was due to a change in fair value.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1,001.3 million. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of March 31, 2021, our outstanding debt was $1,364.8 million, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $505.5 million, $288.6 million and $169.5 million, respectively. For the three months ended March 31, 2021, we incurred net losses of $171.1 million. We had an accumulated deficit as of March 31, 2021 of $1,037.5 million. We expect to continue to incur net losses over the next several years as we continue our drug development and discovery efforts and incur significant clinical and preclinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities.

Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes, term loans and obligations under our real estate leases.

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone.

Additionally, we have certain contingent payment obligations under various license and collaboration agreements in which we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. We also enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our then controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million. In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed the 2020 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the 2020 Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through March 31, 2021.

Debt

2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes, pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers, or the 2029 Notes Initial Purchasers, pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021.

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

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount (there were no direct offering expenses borne by us for the 2029 Notes). We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions and approximately $50.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities; working capital; capital expenditures; repayment of outstanding indebtedness; general and administrative expenses; and other general corporate purposes.

A holder of 2029 Notes may convert all or any portion of its 2029 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2028 in multiples of $1,000 only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period, or the measurement period, in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;

•	If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•	Upon the occurrence of specified corporate events.

On or after November 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 10.3050 shares of BridgeBio’s common stock per $1,000 principal amount of 2029 Notes (equivalent to an initial conversion price of approximately $97.04 per share of BridgeBio’s common stock, for a total of approximately 7,702,988 shares).

The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event. The maximum number of shares issuable should there be an increase in the conversion rate is 11,361,851 shares of BridgeBio’s common stock.

We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020, or the 2027 Notes Indenture, between BridgeBio and U.S. Bank National Association, as trustee, or the 2027 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million aggregate principal amount of 2027 Notes sold to the initial purchasers in the offering, or the Initial Purchasers, pursuant to the exercise in full of their option to purchase additional 2027 Notes.

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

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the 2027 Notes Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the 2020 Capped Call Transactions, and approximately $75.0 million to pay for the repurchases of shares of our common stock. We intend to use the remainder of the net proceeds from the 2020 Note Offering for working capital and other general corporate purposes, including for our commercial organization and launch preparations. We may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

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

•

During the five business day period after any five consecutive trading day period, or the measurement period, in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or

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

We may not redeem the 2027 Notes prior to the maturity date, and no sinking fund is provided for the 2027 Notes. If we undergo a fundamental change (as defined in the 2027 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2027 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2027 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2027 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2029 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

In April 2020, we entered into the Amended Hercules Term Loan, which among other things,

(1)

extended the interest-only period under the Loan and Security Agreement to July 1, 2022 (the Amended Amortization Date, which may be further extended to January 1, 2023 and July 1, 2023, in each case, subject to certain conditions set forth in the Amended Hercules Term Loan),

(2)

extended the maturity date for the term loans under the Loan and Security Agreement to November 1, 2023 (the Amended Maturity Date, which may be further extended to May 1, 2024, subject to certain conditions set forth in the Amended Hercules Term Loan),

(3)

provided for an interest rate on the Tranche I equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.85% and (y) 8.75% (8.75% as of March 31, 2021), payable monthly,

(4)

provided for an interest rate on the Tranche II equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 2.85% and (y) 8.60% (8.60% as of March 31, 2021), payable monthly,

(5)

provided for an interest rate on the Tranche III equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 3.10% and (y) 8.85% (8.85% as of March 31, 2021), payable monthly, and

(6)

provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million as follows: (a) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2020, (b) an additional incremental loan in the amount of $25.0 million, available no later than December 15, 2021, (c) an additional incremental loan following the achievement of certain performance milestones in the amount of $25.0 million, available no later than December 15, 2021 and (d) an additional $50.0 million discretionary incremental tranche, available no later than December 15, 2022.

The Amended Hercules Term Loan also provides us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the Amended

Hercules Term Loan. We did not draw the incremental loan of $25.0 million that was available until December 15, 2020. There have not been any additional draws on the $100.0 million additional available facilities as of March 31, 2021.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

On April 13, 2021, we executed the Sixth Amendment to the Loan and Security Agreement, or the Hercules Loan Amendment, to amend our existing Hercules Term Loan with Hercules.

The Hercules Loan Amendment, among other things, (1) extends the interest-only period to June 1, 2024 (which may be further extended to June 1, 2025, subject to certain conditions), (2) extends the maturity date for the term loans to May 1, 2025 (which may be further extended to May 1, 2026, subject to certain conditions), (3) provides for an additional $25.0 million advance pursuant to the Hercules Loan Amendment (which we received upon execution of the Hercules Loan Amendment), (4) provides for an interest rate on the outstanding principal equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65%, and (5) provides for (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

We used a portion of the proceeds from the additional $25.0 million advance referred to above to prepay in full the $17.5 million principal under Eidos’ Tranche A Loan and outstanding interest payable under the SVB and Hercules Loan Agreement. The Hercules Loan Amendment also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Hercules Loan Amendment.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provides for up to $55.0 million in term loans to be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which is available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan is available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There have not been any additional draws on the other tranches as of March 31, 2021, including the Tranche B loan that was available until October 31, 2020.

The Tranche A loan bears interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2021). The Tranche A loan repayment schedule provides for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

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

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions. The amendment also requires Eidos to maintain a certain amount of cash and cash equivalents with SVB. The Tranche A loan was prepaid in full in April 2021 as mentioned above.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(150,765)	$(83,920)	$(66,845)
Net cash provided by (used in) investing activities	(282,052)	38,023	(320,075)
Net cash provided by financing activities	547,912	439,173	108,739
Net increase in cash, cash equivalents and restricted cash	$115,095	$393,276	$(278,181)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $150.8 million for the three months ended March 31, 2021, consisting primarily of our net loss of $171.1 million, adjusted for non-cash items including $33.6 million in stock-based compensation expense and $5.6 million of income from the derecognition of the LEO Call Option liability, as well as $15.4 million net cash outflow related to changes in operating assets and liabilities. The $15.4 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $13.0 million in accrued compensation and benefits mainly due to timing of payments and an increase of $6.1 million in other assets due to prepayment of long-term directors and officers’ tail insurance arising from the Merger Transactions with Eidos. The outflow in these operating assets and liabilities was partially offset by an increase of $6.1 million in accrued research and development liabilities mainly due to increases in our CROs’ and CMOs’ expenses for research activities.

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

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $282.1 million for the three months ended March 31, 2021, consisting primarily of purchases of marketable securities of $379.3 million, partially offset by $99.2 million in maturities of marketable securities

Net cash provided by investing activities was $38.0 million for the three months ended March 31, 2020, consisting primarily of $42.5 million maturities of marketable securities, partially offset by $4.5 million related to purchase of property and equipment.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $547.9 million for the three months ended March 31, 2021, consisting primarily of the net proceeds from the issuance of our 2029 Notes of $731.4 million, offset by purchase of capped calls of $61.3 million and repurchase of our common stock of $50 million, both in relation to the issuance of our 2029 Notes. We also used cash of $80.3 million to repurchase the noncontrolling interest of Eidos and pay for related direct transaction costs.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenues, if any, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements appearing under Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we held cash, cash equivalents and marketable securities of $1,001.3 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial papers, supranational debt securities and short-term and long-term U.S. treasury notes and corporate debt securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of March 31, 2021, we had $92.5 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $75.0 million, matures in November 2023, with interest-only monthly payments until July 2022. Tranche I bears interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.85% and (ii) 8.75% (8.75% as of March 31, 2021); Tranche II bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 2.85% and (ii) 8.60% (8.60% as of March 31, 2021); and Tranche III bears interest at a floating rate of equal to the greater of: (i) the prime rate as reported in the Wall Street Journal plus 3.10% and (ii) 8.85% (8.85% as of March 31, 2021). The SVB and Hercules Loan Agreement entered into by Eidos, which matures in October 2023, had a principal balance of $17.5 million as of March 31, 2021 and bears interest equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2021). The loan repayment schedule provides for interest only payments until November 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through maturity.

A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

Our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, as of March 31, 2021 and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

On January 28, 2021, our offering (the “Convertible Note Offering”) of an aggregate of $747.5 million aggregate principal amount of the 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”) to the initial purchasers (the “2029 Notes Initial Purchasers”) was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. BridgeBio relied on this exemption from registration based in part on representations made by the 2029 Notes Initial Purchasers in the purchase agreement for the 2029 Notes, including that the 2029 Notes Initial Purchasers would only offer, sell or deliver the 2029 Notes to persons whom they believed to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

The 2029 Notes and BridgeBio’s common stock issuable upon conversion of the 2029 Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or applicable exemption from registration requirements.

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

(c)  Issuer Purchases of Company Equity Securities

BridgeBio used approximately $50.0 million of the net proceeds from the 2029 Note Offering to repurchase shares of its common stock concurrently with the closing of the 2029 Note Offering from certain of the 2029 Notes Initial Purchasers in privately negotiated transactions effected through one of the 2029 Notes Initial Purchasers or an affiliate thereof concurrently with the pricing of the 2029 Notes. The following table reflects the share repurchase of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2021	759,993	$65.79	759,993	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020)	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	January 29, 2021

10.1	Purchase Agreement, dated January 25, 2021, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several Initial Purchasers	8-K	001-38959	10.1	January 25, 2021

10.2	Form of Confirmation for Capped Call Transactions	8-K	001-38959	10.1	January 25, 2021

10.3	Sixth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of April 13, 2021	—	—	—	Filed herewith

10.4#	Amended and Restated Employee Stock Purchase Plan	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: May 6, 2021	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)