Form 10-Q
period 2021-06-30
BridgeBio Pharma, Inc.
filed 2021-08-05
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 149,765,414 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$378,420	$356,082
Short-term marketable securities	459,243	251,011
Accounts receivable	1,213	—
Receivable from licensing and collaboration agreements	35,363	—
Receivable from a related party	8,962	—
Prepaid expenses and other current assets	26,670	35,731
Total current assets	909,871	642,824
Property and equipment, net	26,272	20,325
Operating lease right-of-use assets, net	15,964	16,508
Long-term marketable securities	60,688	—
Investment in equity securities	18,894	—
Other assets	49,797	23,931
Total assets	$1,081,486	$703,588
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,329	$8,945
Accrued compensation and benefits	21,865	29,682
Accrued research and development liabilities	55,620	27,290
Accrued professional services	6,378	5,579
LEO call option liability	—	5,550
Operating lease liabilities, current portion	4,540	3,795
Term loans, current portion	—	1,458
Other accrued liabilities	21,177	13,349
Total current liabilities	131,909	95,648
Term loans, net of current portion	102,611	92,421
2029 Notes, net	732,202	—
2027 Notes, net	539,102	383,436
Operating lease liabilities, net of current portion	18,022	14,677
Other liabilities	13,265	9,520
Total liabilities	1,537,111	595,702
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	1,865	1,630
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 152,894,108 shares issued and 149,614,740 shares outstanding as of June 30, 2021, 125,264,070 shares issued and 122,849,389 shares outstanding as of December 31, 2020	153	125
Treasury stock, at cost; 3,279,368 shares as of June 30, 2021, 2,414,681 shares as of December 31, 2020	(130,308)	(75,000)
Additional paid-in capital	799,679	1,021,344
Accumulated other comprehensive income (loss)	36	192
Accumulated deficit	(1,133,854)	(888,755)
Total BridgeBio stockholders’ equity (deficit)	(464,294)	57,906
Noncontrolling interests	6,804	48,350
Total stockholders’ equity (deficit)	(457,490)	106,256
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity (deficit)	$1,081,486	$703,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License revenue	$53,037	$—	$53,499	$—
Product sales	987	—	987	—
Total revenue	54,024	—	54,486	—
Operating costs and expenses:
Cost of products sold	109	—	109	—
Research and development	101,960	86,598	224,519	154,823
Selling, general and administrative	45,970	37,969	91,377	72,231
Total operating costs and expenses	148,039	124,567	316,005	227,054
Loss from operations	(94,015)	(124,567)	(261,519)	(227,054)
Other income (expense), net:
Interest income	323	934	717	2,875
Interest expense	(10,839)	(10,754)	(20,577)	(14,764)
Other income (expense), net	2,457	(1,827)	8,223	(1,353)
Total other income (expense), net	(8,059)	(11,647)	(11,637)	(13,242)
Net loss	(102,074)	(136,214)	(273,156)	(240,296)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	5,726	15,180	13,729	27,412
Net loss attributable to common stockholders of BridgeBio	$(96,348)	$(121,034)	$(259,427)	$(212,884)
Net loss per share, basic and diluted	$(0.66)	$(1.03)	$(1.82)	$(1.81)
Weighted-average shares used in computing net loss per share, basic and diluted	146,754,299	117,012,062	142,713,463	117,407,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(102,074)	$(136,214)	$(273,156)	$(240,296)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	93	132	(156)	604
Comprehensive loss	(101,981)	(136,082)	(273,312)	(239,692)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	5,726	15,180	13,729	27,412
Comprehensive loss attributable to common stockholders of BridgeBio	$(96,255)	$(120,902)	$(259,583)	$(212,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Noncontrol-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	ling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of common stock to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	1,271	149,114,600	152	3,174,674	(125,000)	767,117	(57)	(1,037,506)	(395,294)	5,929	(389,365)
Issuance of shares under equity compensation plans	—	646,250	1	—	—	3,750	—	—	3,751	—	3,751
Stock-based compensation	—	—	—	—	—	32,509	—	—	32,509		32,509
Repurchase of common stock	—	(104,694)	—	104,694	(5,308)	—	—	—	(5,308)	—	(5,308)
Repurchase of common stock to satisfy tax withholding	—	(41,416)	—	—	—	(2,281)	—	—	(2,281)	—	(2,281)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interests	700	—	—	—	—	—	—	—	—	5	5
Transfers from (to) noncontrolling interests	(3,618)	—	—	—	—	(1,416)	—	—	(1,416)	5,034	3,618
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	93	—	93		93
Net loss	(1,562)	—	—	—	—	—	—	(96,348)	(96,348)	(4,164)	(100,512)
Balances as of June 30, 2021	$1,865	149,614,740	$153	3,279,368	$(130,308)	$799,679	$36	$(1,133,854)	$(464,294)	$6,804	$(457,490)

	Six Months Ended June 30, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (2)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interests	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interests	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	3,053	121,359,855	124	2,414,681	(75,000)	986,746	726	(531,881)	380,715	68,303	449,018
Issuance of shares under equity compensation plans	—	264,583	—	—	—	691	—	—	691	—	691
Issuance of shares under the 2020 Stock and Equity Exchange Program	—	626,820	1	—	—	1,069	—	—	1,070	(1,070)	—
Stock-based compensation	—	—	—	—	—	7,295	—	—	7,295	—	7,295
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,537	3,537
Transfers from (to) noncontrolling interests	431	—	—	—	—	(3,110)	—	—	(3,110)	2,679	(431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	132	—	132	—	132
Net loss	(1,578)	—	—	—	—	—	—	(121,034)	(121,034)	(13,602)	(134,636)
Balances as of June 30, 2020	$1,906	122,251,258	$125	2,414,681	$(75,000)	$992,691	$858	$(652,915)	$265,759	$59,847	$325,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)	The consolidated balances as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
Operating activities:	2021	2020
Net loss	$(273,156)	$(240,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,689	28,614
Depreciation and amortization	4,052	2,036
Accretion of debt	2,653	6,980
LEO call option expense (income)	(5,550)	1,198
Other noncash adjustments	7,206	444
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	—
Receivable from licensing and collaboration agreements	(35,363)	—
Receivable from a related party	(8,962)	—
Prepaid expenses and other current assets	1,400	1,634
Other assets	(5,723)	(965)
Accounts payable	13,025	3,983
Accrued compensation and benefits	(8,494)	(2,051)
Accrued research and development liabilities	2,463	16,345
Accrued professional services	1,499	6,388
Operating lease liabilities	(2,776)	(1,418)
Other accrued and other liabilities	2,599	5,339
Net cash used in operating activities	(242,478)	(171,769)
Investing activities
Purchases of marketable securities	(509,934)	(168,801)
Maturities of marketable securities	238,934	82,516
Investment in equity securities	(20,000)	—
Increase in cash and cash equivalents from consolidation of PellePharm	13,654	—
Proceeds from disposal of property and equipment	—	147
Purchases of property and equipment	(4,248)	(4,823)
Net cash used in investing activities	(281,594)	(90,961)
Financing activities
Proceeds from issuance of 2029 Notes in 2021 and 2027 Notes in 2020	747,500	550,000
Issuance costs and discounts associated with issuance of 2029 Notes and 2027 Notes	(16,064)	(13,039)
Purchase of capped calls	(61,295)	(49,280)
Repurchase of common stock	(55,308)	(75,000)
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	—	24,094
Transactions with noncontrolling interests	70	1,000
Repurchase of Eidos noncontrolling interest, including direct transaction costs	(84,840)	—
Proceeds from term loan	25,000	—
Repayment of term loan	(18,108)	—
Proceeds from BridgeBio common stock issuances under ESPP	1,652	—
Repurchase of shares to satisfy tax withholding	(3,302)	—
Proceeds from stock option exercises, net of repurchases	11,216	2,101
Net cash provided by financing activities	546,521	439,876
Net increase in cash, cash equivalents and restricted cash	22,449	177,146
Cash, cash equivalents and restricted cash at beginning of period	358,679	364,197
Cash, cash equivalents and restricted cash at end of period	$381,128	$541,343
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,814	$4,122
Supplemental Disclosures of Noncash Investing and Financing Information:
Net noncash portion of repurchase of Eidos noncontrolling interests	$38,167	$—
Direct transaction costs in the repurchase of Eidos recorded in Additional paid-in capital previously classified in prepaid expenses and other current assets	$8,749	$—
Noncash contribution by an NCI	$21,600	$—
Recognized intangible asset recorded in Accrued research and development liabilities	$20,000	$—
Leasehold improvement paid by landlord	$2,136	$—
Recognition of property and equipment previously classified in other assets	$—	$10,000
Transfers from noncontrolling interests (Note 6)	$274	$8,491

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim periods.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”) a global pandemic. Since then, the resources of healthcare providers and hospitals have been focused on fighting the virus, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the COVID-19 pandemic as it continues to evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
	(in thousands)
Cash and cash equivalents	$378,420	$540,919
Restricted cash — Included in "Prepaid expenses and other current assets"	176	—
Restricted cash — Included in "Other assets"	2,532	424
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$381,128	$541,343

Investment in Equity Securities

Our investment in equity securities consists of equity securities of publicly held companies. We measure the fair value of our investment in equity securities at each reporting period in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities. Changes in fair value resulting from observable price changes are included in “Other income (expense)” in our condensed consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our condensed consolidated statements of operations.

License Arrangements and Multiple-Element Arrangements

Revenue from non-refundable, up-front license or technology access payments under license arrangements that are not dependent on any future performance by us is recognized when control of the license is transferred to our customer and our customer is able to benefit from the license . If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

When we enter into license agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the activities between us and our partner fall within the scope of other accounting literature. If we conclude that payments for activities from our partner to us represent consideration from a customer, such as license fees and contract manufacturing and research and development activities, we account for those elements within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we present such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If our collaborative arrangement provides for the sharing of profits and losses with our partner for commercialization activities, the treatment of our share in the profit-sharing structure depends on who the selling party is. If we are the selling party and the deemed principal, we record our collaboration partner's share of profits as an addition in selling, general and administrative expenses and our collaboration partner's share of loss as a reduction in selling, general and administrative expenses. If our partner is the selling party and the deemed principal, we record our share of profits as collaboration revenue and our share of losses as addition to selling, general and administrative expenses.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

License Fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our collaboration partners control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Product Sales:  Revenue is recognized when our distributors obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated to the respective sales.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Milestone and Royalty Payments Under In-licensing Agreements and Asset Acquisitions

Under our in-licensing agreements and asset acquisitions, we could be required to pay development, regulatory and sales-based milestone payments if certain substantive milestones are met. We generally expense development milestones as incurred. For regulatory or sales-based milestone that is associated to an approved asset, we capitalize the milestone payments related to the asset purchase as an intangible asset with a finite life provided that the milestone payment is recoverable based on our estimated projected cash flows. Such intangible asset is amortized over its estimated useful life beginning on the date the asset is available for its intended use, which would generally be the regulatory approval date. We assess the carrying value of any capitalized intangible asset for impairment at every reporting period.

We could also be required to pay royalties based on actual net sales under in-licensing agreements and asset acquisitions. Such royalties are expensed in the period of sale of the product.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the fair value of the LEO call option liability (see Note 7), the fair value of the LianBio Warrants (see Note 7), the fair value of Eidos’ derivative liability (see Note 3), the present value of lease payments of our leases on the respective lease commencement dates, the impairment of certain of our asset groups, the expected recoverability and estimated useful lives of our assets, the valuation of our stock-based awards, accounting for stock-based award modifications, accruals for performance-based milestone compensation arrangements, accruals for research and development activities and accruals for contingent intellectual property, clinical, regulatory and sales milestones payments in our in-licensing agreements. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$255,663	$255,663	$—	$—
Short-term marketable securities:
Commercial paper	263,013	—	263,013	—
Corporate debt securities	120,940	—	120,940	—
Supranational debt securities	75,290	—	75,290	—
Total short-term marketable securities	459,243	—	459,243	—
Long-term marketable securities:
U.S. treasury notes	60,688	—	60,688	—
Investment in equity securities	18,894	18,894	—	—
LianBio Warrants	2,878	—	—	2,878
Total financial assets	$797,366	$274,557	$519,931	$2,878
Liability
Embedded derivative	$1,366	$—	$—	1,366

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

Investment in Equity Securities

We classify our investment in equity securities, which are currently equity securities of publicly held companies, within Level 1 as the fair values of these equity securities are derived from observable inputs such as quoted prices in active markets.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option is remote and we derecognized the LEO call option liability for the three months ended March 31, 2021. The following table sets forth a summary of the change in the estimated fair value of the LEO call option recorded in “Other income”:

Total
(in thousands)
Balance as of December 31, 2020	$5,550
Change in fair value upon notice of termination of the LEO call option	(5,550)
Balance as of March 31, 2021	$—

Historically, we estimated the fair value of the LEO call option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model with the following assumptions as of December 31, 2020:

December 31,
2020
Probability of milestone achievement	12.0%-84.0%
Discount rate	0.1%-14.3%
Expected term (in years)	1.25-6.25
Expected volatility	80.0%-95.0%
Risk-free interest rate	1.16%-1.53%
Dividend yield	—

Eidos Embedded Derivative Liability in Loan Agreement

For the SVB and Hercules Loan entered into in November 2019 and prepaid in April 2021 (see Note 9), Eidos determined that the requirement to pay a fee upon certain events (“Success Fee”) is an embedded derivative liability to be measured at fair value. The fair value of the derivative was determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine the estimated fair value of the derivative instrument were based primarily on the probability of an underlying event triggering the embedded derivative occurring and the timing of such event. The Success Fee survives the prepayment of the SVB and Hercules Loan per the terms of the contract; and, therefore, we continue to carry the embedded derivative liability at its fair value until it is settled or it expires.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of June 30, 2021, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $717.8 million and $880.0 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2020, the estimated fair value of the 2027 Notes was $997.9 million based on the market price on the last trading day for the period.

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$255,663	$—	$—	$255,663
Short-term marketable securities:
Commercial paper	262,995	22	(4)	263,013
Corporate debt securities	120,929	23	(12)	120,940
Supranational debt securities	75,298	—	(8)	75,290
Total short-term marketable securities	459,222	45	(24)	459,243
Long-term marketable securities:
U.S. treasury notes	60,673	15	—	60,688
Total cash equivalents and marketable securities	$775,558	$60	$(24)	$775,594

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$266,437	$—	$—	$266,437
Short-term marketable securities:
U.S. treasury bills	14,996	3	—	14,999
U.S. treasury notes	45,292	100	(1)	45,391
Commercial paper	144,851	—	—	144,851
Corporate debt securities	45,680	93	(3)	45,770
Total short-term marketable securities	250,819	196	(4)	251,011
Total cash equivalents and marketable securities	$517,256	$196	$(4)	$517,448

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of June 30, 2021, our short-term and long-term marketable securities have average contractual maturities of approximately seven months and 14 months, respectively. We do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases.

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of approximately 26,156,446 shares of our common stock, with a total fair value of $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized in equity amounted to $(1,613.4) million and recorded within “Additional paid-in capital” during the six months ended June 30, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we have incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” during the six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity (deficit) in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity (deficit) in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. During the three and six months ended June 30, 2021, the adjustments in the aggregate amounted to $(1.4) million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the adjustments in the aggregate amounted to $(3.1) million and $8.5 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

As of December 31, 2020, the significant components of the noncontrolling interest balances pertained mainly to Eidos, which amounted to $40.2 million. Upon closing and completion of the Merger Transactions with Eidos on January 26, 2021 (see Note 5), the balance of the noncontrolling interest in Eidos was reduced to zero.
7.	Equity Method and Other Investments in Equity Method Investees

LianBio

LianBio, a related party, is a clinical-stage biopharmaceutical company founded by Perceptive Advisors. LianBio is focused on sourcing the best opportunities and creating new therapeutic paradigms for first-in-class programs to bring the world’s leading science to China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The amount of our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. As of June 30, 2021 and December 31, 2020, our equity method investment in LianBio represented 6% of LianBio’s fully-diluted equity. We continue to account for our investment in LianBio under the equity method as we have the right to appoint or remove one director to the board of directors of LianBio, and therefore have significant influence over LianBio. The carrying amount of the investment in LianBio in the condensed consolidated balance sheets represents our maximum loss exposure related to our investment in LianBio. There were no impairments related to the LianBio investment for the three and six months ended June 30, 2021 and 2020.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitles QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (the “LianBio Warrants”, see Note 3).

PellePharm

On November 19, 2018, PellePharm entered into the LEO Agreement, pursuant to which LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability (the “LEO Call Option Liability”, see Note 3) in our condensed consolidated financial statements because BridgeBio was obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either was exercised, terminated or had expired.

Prior to the LEO Agreement, BridgeBio consolidated PellePharm under the VIE model. The date the LEO Agreement was entered into was determined to be a VIE reconsideration event. Based on our assessment, we had concluded that PellePharm remained a VIE after the reconsideration event as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, based on the then changes to PellePharm’s governance structure and Board of Directors composition as a result of the LEO Agreement, BridgeBio was no longer the primary beneficiary as it no longer had the power over the key decisions that most significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm on November 19, 2018. After the deconsolidation in November 2018, PellePharm was considered a related party of BridgeBio.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to the deconsolidation of PellePharm in 2018, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. We accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of December 31, 2020, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets through March 31, 2021 represented its maximum loss exposure related to its VIE investment in PellePharm. There were no impairments related to our PellePharm investment for the three months ended June 30, 2021 and 2020.

LEO terminated the LEO Agreement effective April 15, 2021. The date the LEO Agreement was terminated was determined to be a VIE reconsideration event. Based on our assessment, we continue to conclude that PellePharm remains a VIE after the reconsideration event as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Based on the changes to PellePharm’s Board of Directors composition as a result of the termination of the LEO Agreement, BridgeBio became the primary beneficiary as it has the power over the key decisions that most significantly impact PellePharm’s economic performance and it has the obligation to absorb losses or the right to receive benefits from PellePharm that could potentially be significant to PellePharm through its common and preferred stock interest in PellePharm. Accordingly, BridgeBio consolidated PellePharm effective on April 15, 2021.

8.	Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and “Other liabilities” for the non-current portion in the condensed consolidated balance sheet. There is no accrued compensation expense for performance milestones assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2021.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$11,307	$1,176
Stock (2)	136,027	13,936
Cash or stock at our sole discretion	96,473	3,419
Total	$243,807	$18,531
(1)	Amount recorded for performance-based milestone awards that are probable of achievement.
(2)	Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2021 and December 31, 2020, there were no amounts accrued related to termination charges.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the 2027 Notes Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the 2020 Capped Call Transactions described below, and approximately $75.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2020 Note Offering for working capital and other general corporate purposes, including for its commercial organization and launch preparations. We may also use any remaining net proceeds to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

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

During each of the calendar quarters ending March 31 and June 30, 2021, the 2027 Notes were eligible for conversion at the option of the holders as the Conversion Price Condition was met during the period.

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on June 30, 2021, the if-converted value of the 2027 Notes exceeded its principal amount by approximately $235.1 million.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As discussed in Note 2, effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method and, as a result, we are no longer required to separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt. Comparative information with respect to our 2027 Notes disclosed below continue to be presented in accordance with the pre-ASU 2020-06 guidance under ASC 470-20.

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	June 30, 2021		December 31, 2020
	2029 Notes	2027 Notes	2027 Notes
	(in thousands)
Liability component
Principal	$747,500	$550,000	$550,000
Unamortized debt discount	(15,298)	(10,356)	(158,404)
Unamortized debt issuance costs	—	(542)	(8,160)
Net carrying amount	$732,202	$539,102	$383,436
Equity component, net of issuance costs			$169,173

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the current period:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,437	$7,642	$7,148	$6,875	$14,023
Amortization of debt discount	454	389	843	765	775	1,540
Amortization of debt issuance costs	—	24	24	—	47	47
Total interest and amortization expense	$4,659	$3,850	$8,509	$7,913	$7,697	$15,610
Effective interest rate	2.6%	2.8%		2.6%	2.8%

The following table sets forth the total interest expense recognized and effective interest rates related to the 2027 Notes for the comparative period:

	Three Months Ended	March 9, 2020 Through
	June 30, 2020	June 30, 2020
	(in thousands)
Contractual interest expense	$3,475	$4,354
Amortization of debt discount	4,495	5,574
Amortization of debt issuance costs	233	289
Total interest and amortization expense	$8,203	$10,217
Effective interest rate	8.8%	8.8%

Future minimum payments under the Notes as of June 30, 2021 are as follows:

	2029 Notes	2027 Notes
	(in thousands)
Remainder of 2021	$8,550	$6,875
Year ending December 31:
2022	16,819	13,750
2023	16,819	13,750
2024	16,819	13,750
2025	16,819	13,750
Thereafter	806,366	570,625
Total future payments	882,192	632,500
Less amounts representing interest	(134,692)	(82,500)
Total principal amount	$747,500	$550,000

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

Term Loans

Hercules Loan and Security Agreement

We have a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”) under which we borrowed principal amounts of $35.0 million (“Tranche I”), $20.0 million (“Tranche II”), $20.0 million (“Tranche III”) and $25.0 million (“Tranche IV”), all of which remain outstanding. The Loan and Security Agreement has been amended from time to time.

In March 2020, we executed the Third Amendment to the Loan and Security Agreement primarily to allow us to issue our 2027 Notes and to enter into the Capped Call and Share Repurchase Transactions.

In April 2020, we entered into the Fourth Amendment to the Loan and Security Agreement, which among other things, extended the interest-only period and maturity date of the term loans, provided for certain interest rate reduction and increased the available loan facilities under the Loan and Security Agreement. There were no gains or losses arising from the amendment, which is considered a debt modification.

 In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which among other things:

(1)	provided for an additional principal borrowing amounting to $25.0 million (the proceeds of which were received by us as the Tranche IV upon the execution of the Amended Hercules Term Loan),

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(2)

extended the interest-only period under the Loan and Security Agreement to June 1, 2024 (the “Amended Amortization Date”) which may be further extended to June 1, 2025, subject to certain conditions set forth in the Amended Hercules Term Loan,

(3)

extended the maturity date for the term loans under the Loan and Security Agreement to May 1, 2025, which may be further extended to May 1, 2026, subject to certain conditions set forth in the Amended Hercules Term Loan,

(4)

provided for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of June 30, 2021), payable monthly, and

(5)

provided for additional available facilities aggregating to $185.0 million, which comprises of: (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

The Amended Hercules Term Loan also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $185.0 million additional available facilities as of June 30, 2021. There were no gains or losses arising from the Amended Hercules Term Loan, which is considered a debt modification.

During the three and six months ended June 30, 2021, we recognized interest expense related to the Amended Hercules Term Loan of $2.4 million and $4.4 million, respectively, of which $0.5 million and $0.8 million, respectively, relate to amortization of debt discount and issuance costs. During the three and six months ended June 30, 2020, we recognized interest expense related to the Hercules Term Loan of $3.9 million and $5.4 million, respectively, of which $0.3 million and $0.7 million, respectively, relate to amortization of debt discount and issuance costs.

Silicon Valley Bank and Hercules Loan Agreement

Eidos entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (the “SVB and Hercules Loan Agreement”), under which Eidos borrowed a principal amount of $17.5 million (the “Tranche A loan”) in November 2019. The Tranche A loan was subject to an interest rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% during the relevant period in 2021) and had an original maturity date of October 2, 2023.

The Tranche A loan also provided for a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If Eidos elected to prepay the Tranche A loan, there was also a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan was secured by substantially all of Eidos’ assets, except Eidos’ intellectual property, which was the subject of a negative pledge.

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions. The amendment also required Eidos to maintain a certain amount of cash and cash equivalents with SVB.

The Tranche A loan was prepaid in full in April 2021 using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan discussed above. Loss on prepayment of the Tranche A loan recognized by Eidos was immaterial.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, collectively with HHC, “Helsinn,” and together with QED, the “Parties”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED has agreed to grant HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED will receive a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. Under this agreement, Helsinn is likewise entitled to a right of first negotiation with respect to specific territories subject to occurrence of a contingent event. As part of this agreement, QED is also required to transfer certain existing inventory within the transitional period, as described in the agreement. The effectiveness of the transactions contemplated under this agreement was subject to specified conditions, including the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The waiting period under the HSR Act ended on April 16, 2021 and the QED-Helsinn License and Collaboration Agreement became effective as of that date.

Under the terms of the QED-Helsinn License and Collaboration Agreement, QED is eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Upon approval by the FDA, QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. In May 2021, we received such FDA approval for an oncology indication in the United States and effective that date, sharing of profits and losses has commenced. QED and Helsinn will share global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

The QED-Helsinn License and Collaboration Agreement is considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the risks and rewards of the collaborative activity and partially within the scope of ASC 606, for the units of account that Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with profit and cost sharing provisions are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of certain existing inventory within the transitional supply period.

We consider the future potential regulatory and launch milestones to be variable consideration. We constrain variable consideration to the extent that it is not probable that it will result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration relating to sales-based milestones and royalties when the subsequent sales occur.

We determined the initial transaction price for the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprising of $20.0 million nonrefundable upfront license fee, $1.0 million for sale of certain existing inventory, and $25.0 million milestone for the first launch of the first indication of infigratinib in the U.S.

The remaining future potential milestone payments were not included in the transaction price as they were determined to be fully constrained under ASC 606. We determined that the achievement of such regulatory and launch milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We expect that the royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606-10-55-65 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Based on the distinct performance obligations under the QED-Helsinn License and Collaboration Agreement, we allocated the $46.0 million transaction price based on relative stand-alone selling prices of each of our performance obligations as $44.4 million for the licenses and $1.6 million for the transfer of certain existing inventory. For the delivery of the licenses, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to, forecasted revenue and costs, development timelines, discount rate and probabilities of clinical and regulatory success. For the transfer of certain existing inventory, we based the stand-alone selling price on the actual costs incurred by us to purchase or manufacture the inventory as well as the average compensation of employees estimated to be incurred over the performance period.

During the six months ended June 30, 2021, we recognized $44.4 million in license revenue relating to the delivery of licenses. We determined that the license was a right to use the intellectual property of QED and as of June 30, 2021, we had provided all necessary information to Helsinn for it to benefit from the license under the license term. The remaining $1.6 million relating to the transfer of certain existing inventory is recorded as deferred revenue in ‘Other accrued liabilities’ as of June 30, 2021 and is expected to be recognized in the second half of 2021 when the inventory is delivered. Total receivables from Helsinn under these units of account accounted for under ASC 606 amounted to $26.0 million as of June 30, 2021 and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheet.

For the unit of account that is within the scope of ASC 808 relating to research and development costs, we have recognized Helsinn’s share of research and development expenses of $19.5 million as a reduction of research and development expenses for the three and six months ended June 30, 2021.

Following the FDA approval of TruseltiqTM in May 2021, we accounted for Helsinn’s share of the co-commercialization loss of $4.1 million as a reduction to selling, general and administrative expenses for the three and six months ended June 30, 2021. Total receivables from Helsinn under both units of account accounted for under ASC 808 amounted to $9.2 million as of June 30, 2021 and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheet.

11.     License Agreement Between Navire and LianBio

In August 2020, our subsidiary, Navire Pharma, Inc. (“Navire”) entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment in 2020. We will also receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. We recognized $8.5 million in license revenue, representing a regulatory milestone payment, for the three and six months ended June 30, 2021. Such amount is recorded as “Receivable from a related party” in our condensed consolidated balance sheet as of June 30, 2021.

12.     Asset Acquisitions

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. (“Novartis”), pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases. QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development (“IPR&D”), thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the FDA approval of TruseltiqTM in May 2021, we were required to pay a regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as an intangible asset and amortize over its estimated useful life of 13.6 years. Amortization expense for the three and six months ended June 30, 2021 was immaterial.

As of June 30, 2021 the intangible asset had a net carrying value of $20.0 million, which is recorded as part of “Other assets” in our condensed consolidated balance sheet, and had a remaining useful life of 13.5 years. Future amortization expense is $0.9 million for the remainder of 2021, $1.5 million for each of the years from 2022 to 2025 and $13.1 million thereafter.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary, Origin, entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectually property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

If certain substantive milestones are met, Origin could be required to pay up to $18.8 million under a certain condition laid out in the Asset Purchase Agreement, $3.0 million in regulatory milestone payments, $17.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. We recognized $2.0 million in research and development expense, representing a regulatory milestone payment upon FDA approval of NulibryTM, for the three months ended March 31, 2021. We recognized $1.0 million in selling, general and administrative expense, representing a sales-based milestone payment, for the three and six months ended June 30, 2021.

13.	Leases

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

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,256	$995	$2,621	$1,689
Finance lease costs
Straight line finance lease costs	88	—	117	—
Interest on finance lease liability	28	—	56	—
Variable lease costs	969	142	1,720	301
Total lease cost	$2,341	$1,137	$4,514	$1,990

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,858	$1,684
Operating cash flows for finance lease — cash paid for interest	63	—
Financing cash flows for finance lease — cash paid for principal	22	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	4,041	11,814

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	6.3	5.3
Finance lease	4.6	—
Weighted-average discount rate
Operating leases	5.79%	5.87%
Finance lease	6.62%	—

As of June 30, 2021, future minimum lease payments for our noncancelable leases are as follows:

	Operating Leases	Finance Lease
	(in thousands)
Remainder of 2021	$2,783	$151
Year ending December 31:
2022	5,360	420
2023	4,287	432
2024	4,011	445
2025	3,980	459
Thereafter	6,419	38
Total future minimum lease payments	26,840	1,945
Imputed interest	(4,278)	(275)
Total	$22,562	$1,670

Reported as of June 30, 2021
Operating lease liabilities, current portion	$4,540
Operating lease liabilities, net of current portion	18,022
Total operating lease liabilities	$22,562
Finance lease liability, current portion — Included in "Other accrued liabilities"		$258
Finance lease liability, net of current portion — Included in "Other liabilities"		1,412
Total finance lease liability		$1,670

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We recognized an impairment loss for certain of our asset groups estimated using discounted cash flow model (income approach) during the three months ended March 31, 2021 of $3.3 million, which is included in selling, general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2021. The impairment loss recorded includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use.

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

We recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The construction and readiness determination phases of the dedicated manufacturing suite is expected to be completed in 2021. The remaining $2.0 million payable related to the dedicated manufacturing suite is recorded as part of “Other accrued liabilities” in the consolidated balance sheet as of June 30, 2021.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of June 30, 2021, we repurchased 104,694 shares in the open market at an average price of $50.71 per share for a total of $5.3 million. As of June 30, 2021, the repurchased shares are held in treasury as treasury stock.

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of June 30, 2021.

15.	Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$19,163	$121	$19,284	$40,463	$1,270	$41,733
Selling, general and administrative	12,532	219	12,751	22,263	2,935	25,198
Total stock-based compensation	$31,695	$340	$32,035	$62,726	$4,205	$66,931

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$7,617	$1,448	$106	$9,171	$8,220	$2,363	$228	$10,811
General and administrative	7,905	1,270	46	9,221	15,365	2,282	156	17,803
Total stock-based compensation	$15,522	$2,718	$152	$18,392	$23,585	$4,645	$384	$28,614

We have recorded $1.9 million and $3.2 million of stock-based compensation expense for the three and six months ended June 30, 2021, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity-Based Awards of BridgeBio

As of June 30, 2021, 8,146,367 shares and 78,629 shares were reserved for future issuances under our 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2019 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (RSAs)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

On November 18, 2020, we completed a stock and equity award under our Exchange Program for a subsidiary. We issued awards of BridgeBio equity under the 2019 A&R Plan to 16 grantees covering 24,924 shares of common stock, 70,436 stock options to purchase common stock, and 10,772 shares of performance-based stock options to purchase common stock. The exchange also included performance-based milestone awards of up to $11.7 million to be settled in fully-vested RSAs in the future upon achievement of the milestones.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2021, we recognized $13.3 million and $27.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2021. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2021.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Performance-based milestone awards are settled in the form of equity are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and six months ended June 30, 2021, we recognized $2.5 million and $6.0 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2021. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2021.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2021:

	Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	6,778,112	$23.83	8.8	320,473
Outstanding as of December 31, 2020 — Exchange Program	854,849	$2.22	8.2	58,891
Granted	904,584	$66.19
Eidos Awards Exchange	2,776,672	$16.33
Exercised	(231,849)	$19.60
Exercised — Eidos Awards Exchange	(349,724)	$16.08
Exercised — Exchange Program	(265,102)	$1.61
Cancelled — Eidos Awards Exchange	(70,883)	$23.45
Cancelled	(74,617)	$26.49
Cancelled — Exchange Program	(1,478)	$3.37
Outstanding as of June 30, 2021	7,376,230	$29.13	8.5	$239,513
Outstanding as of June 30, 2021 — Eidos Awards Exchange	2,356,065	$16.15	7.2	$105,589
Outstanding as of June 30, 2021 — Exchange Program	588,269	$2.49	7.8	$34,394
Exercisable as of June 30, 2021	2,586,876	$23.44	8.2	$97,396
Exercisable as of June 30, 2021 — Eidos Awards Exchange	1,111,208	$11.75	5.9	$54,680
Exercisable as of June 30, 2021 — Exchange Program	476,202	$1.99	7.7	$28,083

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $32.18.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2021 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $40.8 million.

During the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $7.8 million and $13.7 million, respectively, related to stock options under the Plans. As of June 30, 2021, there was $76.8 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2021:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	1,053,838	$34.21
Granted	986,344	$66.65
Vested	(251,350)	$43.50
Cancelled	(145,520)	$52.22
Balance as of June 30, 2021	1,643,312	$50.65

During the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $5.8 million and $10.5 million, respectively, related to RSUs under the Plans. As of June 30, 2021, there was $79.1 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the six months ended June 30, 2021:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	3,364,366	$4.47
Granted — Exchange Program	382,122	$61.31
Vested — Exchange Program	(382,122)	$61.31
Vested	(890,800)	$2.91
Cancelled	(5,150)	$7.27
Balance as of June 30, 2021	2,468,416	$5.03

During the three and six months ended June 30, 2021, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(in thousands)
Exchange Program	$16,704	$23,427
Other RSAs	1,489	3,268
Total stock-based compensation expense	$18,193	$26,695

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2021, there was $13.2 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 2.4 years. The respective balances of unvested RSAs as of June 30, 2021 and December 31, 2020 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

During the three and six months ended June 30, 2021, stock-based compensation expense related to our ESPP was immaterial. As of June 30, 2021, 4,286,364 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the six months ended June 30, 2021, we used the following weighted-average assumptions in the Black-Scholes calculations:

Six Months Ended June 30, 2021
	Stock Options	ESPP
Expected term (in years)	6.0-6.02	0.40 - 0.65
Expected volatility	51.43%-51.97%	47.61% - 51.97%
Risk-free interest rate	0.63%-1.09%	0.06% - 0.13%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$32.18	$15.05

The weighted-average fair values of stock-based awards granted during the six months ended June 30, 2021 were driven primarily by the market price of our common stock during the period.

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

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was immaterial.

16.	Income Taxes

BridgeBio is subject to U.S. federal and state income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2021 and 2020.

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

17.	Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of June 30,
	2021	2020
Unvested RSAs	2,468,416	4,460,495
Unvested RSUs	1,643,312	1,099,165
Unvested market-based RSUs	—	55,614
Unvested performance-based RSUs	66,683	14,450
Unvested performance-based RSAs	—	22,611
Common stock options issued and outstanding	10,320,564	7,954,519
Estimated shares issuable under performance-based milestone compensation arrangements	3,785,559	—
Estimated shares issuable under the ESPP	37,649	38,110
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	—
	38,903,476	26,523,269

Our 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

As discussed in Notes 8 and 15, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated assuming the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries and controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. Our products, NulibryTM and TruseltiqTM, were approved by the U.S. Food and Drug Administration (FDA) in February and May 2021, respectively, and we started selling these in the second quarter of 2021. We have not generated any significant revenue from sale of these products. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the global pandemic of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the resources of healthcare providers and hospitals have been focused on fighting the virus, and, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown, and we are continuing to actively monitor the COVID-19 pandemic as it continues to rapidly evolve. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic or its continuing impact on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we anticipate that we will report initial data from the ongoing Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia by the end of 2021.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenue	$53,037	$—	$53,499	$—
Product sales	987	—	987	—
Cost of products sold	109	—	109	—
Research and development	101,960	86,598	224,519	154,823
Selling, general and administrative	45,970	37,969	91,377	72,231
Loss from operations	(94,015)	(124,567)	(261,519)	(227,054)
Net loss	(102,074)	(136,214)	(273,156)	(240,296)
Net loss attributable to common stockholders of BridgeBio	(96,348)	(121,034)	(259,427)	(212,884)

	June 30, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$898,351	$607,093

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2021 we had cash, cash equivalents and marketable securities of $898.4 million. In January 2021, we issued an aggregate principal amount of $747.5 million of our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, in a private offering, or the 2021 Note Offering, to qualified institutional buyers. We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the purchasers’ discount. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of capped call transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock. On January 26, 2021, we closed and completed the Merger Transactions with Eidos. The acquisition of the outstanding Eidos common stock was settled through cash payments of $21.3 million and the issuance of shares of our common stock. In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement with Hercules Capital, Inc., or Hercules, in which we received an additional term loan principal of $25.0 million. We used a portion of the proceeds from such borrowing to prepay the outstanding principal of $17.5 million under Eidos’ Loan and Security Agreement with Silicon Valley Bank and Hercules or the SVB and Hercules Loan Agreement. In May 2021, we invested $20.0 million of our available cash in equity securities of publicly held companies. In May 2021, we received $20.0 million in upfront payment arising from the QED-Helsinn License and Collaboration Agreement.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Revenue:
License revenue	$53,037	$—	$53,037	$53,499	$—	$53,499
Product sales	987	—	987	987	—	987
Total revenue	$54,024	$—	$54,024	$54,486	$—	$54,486

License revenue for the three and six months ended June 30, 2021 is comprised primarily of the recognition of upfront and launch milestone payments in connection with the QED-Helsinn License and Collaboration Agreement of $44.4 million. We also recognized $8.5 million in license revenue in connection with the achievement of a regulatory milestone under the License Agreement between Navire and LianBio.

Our product sales for the three and six months ended June 30, 2021 represent the initial sales of TruseltiqTM and NulibryTM, both of which were approved by the FDA in May and February 2021, respectively.

Operating Costs and Expenses

Cost of Products Sold

Our cost of products sold amounted to $0.1 million for the three and six months ended June 30, 2021.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Research and development	$101,960	$86,598	$15,362	$224,519	$154,823	$69,696

Research and development expense increased by $15.4 million and $69.7 million for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to an increase in personnel costs and external costs. The increase in personnel costs was attributed to increase in the number of employees to support progression in our research and development programs, including our increasing research pipeline, as well as increases in stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement. Stock-based compensation recorded in research and development expense for the three and six months ended June 30, 2021 was $19.3 million and $41.7 million, respectively, as compared to $9.2 million and $10.8 million, respectively, for the same periods in the prior year. The increase in external costs was a result of increased manufacturing activities for early to late stage programs and one-time in-licensing development and regulatory milestone payments.

Under the QED-Helsinn License and Collaboration Agreement, Helsinn shares 60% of our research and development costs for infigratinib for certain indications as agreed under the agreement. For the three and six months ended June 30, 2021, the research and development costs sharing amounted to $19.5 million which were reflected as a reduction of research and development expenses.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	$13,955	$18,055	$35,171	$35,863
Infigratinib (Previously known as BBP-831) (QED)	6,151	25,598	31,695	46,441
Fosdenopterin (Previously known as BBP-870) (Origin)	2,957	6,004	16,208	10,759
BBP-631 (Adrenas)	5,443	6,435	27,618	9,799
BBP-418 (ML Bio)	2,241	4,544	4,910	6,493
Other programs including early- stage	71,213	25,962	108,917	45,468
Total	$101,960	$86,598	$224,519	$154,823

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$45,970	$37,969	$8,001	$91,377	$72,231	$19,146

Selling, general and administrative expenses increased by $8.0 million and $19.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to costs incurred to support organizational growth, including staged build out of our commercial organization as part of commercial launch readiness activities. Selling, general and administrative expenses for the six months ended June 30, 2021 also includes accelerated recognition of stock-based compensation arising from the merger with Eidos during the first quarter of 2021.

Under the QED-Helsinn License and Collaboration Agreement, the parties co-commercialize TruseltiqTM in the United States and share profits and losses on a 50:50 basis. Following the FDA approval of TruseltiqTM in May 2021, we accounted for Helsinn’s share of the co-commercialization loss of $4.1 million as a reduction of selling, general and administrative expenses for the three and six months ended June 30, 2021.

Other Income (Expense), Net

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$323	$934	$(611)	$717	$2,875	$(2,158)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The decrease in interest income for the three and six months ended June 30, 2021 compared to the same periods in 2020 was driven by a general decline in interest rates that began at the start of the COVID-19 pandemic and continued through the current period.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

Interest expense	$(10,839)	$(10,754)	$(85)	$(20,577)	$(14,764)	$(5,813)

Interest expense for the three and six months ended June 30, 2021 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loans with Hercules pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, and Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement, which was prepaid in full in April 2021. Interest expense for the same period in 2020 consists primarily of interest expense incurred under our 2027 Notes and our term loans with Hercules and SVB and Hercules. The increase of $0.1 million and $5.8 million for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily attributed to increases in principal amounts.

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

Other income	$2,457	$(1,827)	$4,284	$8,223	$(1,353)	$9,576

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $898.4 million. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of June 30, 2021, our outstanding debt was $1,373.9 million, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $505.5 million, $288.6 million and $169.5 million, respectively. For the six months ended June 30, 2021, we incurred net losses of $273.2 million. We had an accumulated deficit as of June 30, 2021 of $1,133.9 million. We expect to continue to incur net losses over the next several years as we continue our drug development and discovery efforts and incur significant clinical and preclinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sale sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

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

In addition, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our then controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million (“Eidos IPO”). In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. All cash and cash equivalents held by Eidos are restricted and can be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed the 2020 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the 2020 Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through June 30, 2021.

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

In April 2020, we entered into the Fourth Amendment to the Loan and Security Agreement, which among other things, extended the interest-only period and maturity date of the term loans, provided for certain interest rate reduction and increased the available loan facilities under the Loan and Security Agreement.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which among other things:

(1)	provided for an additional principal borrowing amounting to $25.0 million (“Tranche IV”, the proceeds of which were received by us upon the execution of the Amended Hercules Term Loan),
(2)

extended the interest-only period under the Loan and Security Agreement to June 1, 2024 (the “Amended Amortization Date”) which may be further extended to June 1, 2025, subject to certain conditions set forth in the Amended Hercules Term Loan,

(3)

extended the maturity date for the term loans under the Loan and Security Agreement to May 1, 2025, which may be further extended to May 1, 2026, subject to certain conditions set forth in the Amended Hercules Term Loan,

(4)

provided for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of June 30, 2021), payable monthly, and

(5)

provided for additional available facilities aggregating to $185.0 million, which comprises of: (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

The Amended Hercules Term Loan also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $185.0 million additional available facilities as of June 30, 2021.

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

The Tranche A loan was prepaid in full in April 2021 using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan mentioned above.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(242,478)	$(171,769)	$(70,709)
Net cash used in investing activities	(281,594)	(90,961)	(190,633)
Net cash provided by financing activities	546,521	439,876	106,645
Net increase in cash, cash equivalents and restricted cash	$22,449	$177,146	$(154,697)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $242.5 million for the six months ended June 30, 2021, consisting primarily of our net loss of $273.2 million, adjusted for non-cash items including $63.7 million in stock-based compensation expense, $4.1 million in depreciation and amortization and $5.6 million of income from the derecognition of the LEO Call Option liability, as well as $41.4 million net cash outflow related to changes in operating assets and liabilities. The $41.4 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $35.4 million in receivable from licensing and collaboration agreements, an increase of $9.0 million in receivable from a related party and a decrease of $8.5 million in accrued compensation and benefits mainly due to timing of payments, partially offset by an increase of $13.0 million in accounts payable mainly due to increases in our CROs’ and CMOs’ expenses for research activities.

Net cash used in operating activities was $171.8 million for the six months ended June 30, 2020, consisting primarily of our net loss of $240.3 million, adjusted for non-cash items such as $28.6 million in stock-based compensation expense and $7.0 million accretion of our 2027 Notes and term loans, partially offset by net cash inflow of $29.3 million related to changes in operating assets and liabilities. The $29.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $16.3 million in accrued research and development liabilities, an increase of $6.4 million in accrued professional services, an increase of $5.3 million in other accrued and other liabilities, and an increase of $4.0 million in accounts payable mostly due to increase in our CROs’ and CMOs’ expenses for research activities and other expenses to support the growth of our operation.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $281.6 million for the six months ended June 30, 2021, consisting primarily of purchases of marketable securities of $509.9 million and investment in equity securities of $20.0 million, partially offset by $238.9 million in maturities of marketable securities.

Net cash used in investing activities was $91.0 million for the six months ended June 30, 2020, consisting primarily of purchases of marketable securities of $168.8 million and purchases of property and equipment of $4.8 million, partially offset by $82.5 million in maturities of marketable securities.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $546.5 million for the six months ended June 30, 2021, consisting primarily of the net proceeds from the issuance of our 2029 Notes of $731.4 million and from the additional principal borrowing under the Amended Hercules Term Loan of $25.0 million, offset by purchase of capped calls of $61.3 million, repurchase of our common stock of $55.3 million and prepayment of the Tranche A loan of $18.1 million. We also used cash of $84.8 million to repurchase the noncontrolling interest of Eidos and pay for related direct transaction costs.

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

Except as discussed below, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

When we enter into license agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees and contract manufacturing and research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we present such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

If our collaborative arrangement provides for the sharing of profits and losses with our partner for commercialization activities, the treatment of our share in the profit-sharing structure depends on who the selling party is. If we are the selling party and the deemed principal, we record our collaboration partner's share of profits as an addition in selling, general and administrative expenses and our collaboration partner's share of loss as a reduction in selling, general and administrative expenses. If our partner is the selling party and the deemed principal, we record our share of profits as collaboration revenue and our share of losses as addition to selling, general and administrative expenses.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We generally include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we held cash, cash equivalents and marketable securities of $898.4 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial papers, supranational debt securities and short-term and long-term U.S. treasury notes and corporate debt securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of June 30, 2021, we had $100.0 million in variable rate debt outstanding. The Hercules Term Loan, which had a principal balance of $100.0 million, matures in May 2025, with interest-only monthly payments until June 2024. The Hercules Term Loan provides for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of June 30, 2021), payable monthly.

A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

Our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, as of June 30, 2021 and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)  Issuer Purchases of Company Equity Securities

The following table reflects the share repurchase of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2021 (1)	759,993	$65.79	759,993	$—
May 2021 (2)	104,694	$50.71	104,694	$144,690,507

(1)

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

(2)

On May 11, 2021, the Board of Directors of BridgeBio authorized and approved a stock repurchase program pursuant to which BridgeBio may purchase up to $150 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management of BridgeBio and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases will depend on a number of factors, including the market price of BridgeBio’s common stock and general market and economic conditions. The stock repurchase program does not obligate the BridgeBio to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020)	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029	8-K	001-38959	4.2	January 29, 2021

10.1	Sixth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of April 13, 2021	10-Q	001-38959	10.3	May 6, 2021

10.2#	Amended and Restated Employee Stock Purchase Plan	10-Q	001-38959	10.4	May 6, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: August 5, 2021	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)