Form 10-Q
period 2021-09-30
BridgeBio Pharma, Inc.
filed 2021-11-04
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 147,166,573 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$180,347	$356,082
Short-term marketable securities	419,264	251,011
Receivable from licensing and collaboration agreements	7,710	—
Receivable from a related party	462	—
Prepaid expenses and other current assets	31,927	35,731
Total current assets	639,710	642,824
Investment in equity securities	17,707	—
Property and equipment, net	27,741	20,325
Operating lease right-of-use assets	17,108	16,508
Intangible assets, net	46,204	—
Other assets	33,054	23,931
Total assets	$781,524	$703,588
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,035	$8,945
Accrued compensation and benefits	21,560	29,682
Accrued research and development liabilities	37,645	27,290
Accrued professional services	4,976	5,579
LEO call option liability	—	5,550
Operating lease liabilities, current portion	4,999	3,795
Term loans, current portion	—	1,458
Other accrued liabilities	14,608	13,349
Total current liabilities	95,823	95,648
2029 Notes, net	732,659	—
2027 Notes, net	539,517	383,436
Term loans, net of current portion	103,138	92,421
Operating lease liabilities, net of current portion	18,683	14,677
Other long-term liabilities	27,578	9,520
Total liabilities	1,517,398	595,702
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	2,967	1,630
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 153,279,652 shares issued and 147,087,891 shares outstanding as of September 30, 2021, 125,264,070 shares issued and 122,849,389 shares outstanding as of December 31, 2020	153	125
Treasury stock, at cost; 6,191,761 shares as of September 30, 2021, 2,414,681 shares as of December 31, 2020	(275,000)	(75,000)
Additional paid-in capital	821,220	1,021,344
Accumulated other comprehensive income	19	192
Accumulated deficit	(1,289,789)	(888,755)
Total BridgeBio stockholders’ equity (deficit)	(743,397)	57,906
Noncontrolling interests	4,556	48,350
Total stockholders’ equity (deficit)	(738,841)	106,256
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity (deficit)	$781,524	$703,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License revenue	$1,585	$8,127	$55,084	$8,127
Product sales	759	—	1,746	—
Total revenue	2,344	8,127	56,830	8,127
Operating costs and expenses:
Cost of products sold	1,454	—	1,563	—
Research and development	104,305	92,050	328,824	246,873
Selling, general and administrative	46,084	36,016	137,461	108,247
Total operating costs and expenses	151,843	128,066	467,848	355,120
Loss from operations	(149,499)	(119,939)	(411,018)	(346,993)
Other income (expense), net:
Interest income	234	692	951	3,567
Interest expense	(11,067)	(10,929)	(31,644)	(25,693)
Other income (expense), net	(684)	9	7,539	(1,344)
Total other income (expense), net	(11,517)	(10,228)	(23,154)	(23,470)
Net loss	(161,016)	(130,167)	(434,172)	(370,463)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	5,081	14,308	18,810	41,720
Net loss attributable to common stockholders of BridgeBio	$(155,935)	$(115,859)	$(415,362)	$(328,743)
Net loss per share, basic and diluted	$(1.06)	$(0.98)	$(2.88)	$(2.79)
Weighted-average shares used in computing net loss per share, basic and diluted	146,662,756	118,168,063	144,044,360	117,663,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(161,016)	$(130,167)	$(434,172)	$(370,463)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(17)	(397)	(173)	207
Comprehensive loss	(161,033)	(130,564)	(434,345)	(370,256)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	5,081	14,308	18,810	41,720
Comprehensive loss attributable to common stockholders of BridgeBio	$(155,952)	$(116,256)	$(415,535)	$(328,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Noncontrol-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	ling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of common stock to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	1,271	149,114,600	152	3,174,674	(125,000)	767,117	(57)	(1,037,506)	(395,294)	5,929	(389,365)
Issuance of shares under equity compensation plans	—	646,250	1	—	—	3,750	—	—	3,751	—	3,751
Stock-based compensation	—	—	—	—	—	32,509	—	—	32,509		32,509
Repurchase of common stock	—	(104,694)	—	104,694	(5,308)	—	—	—	(5,308)	—	(5,308)
Repurchase of common stock to satisfy tax withholding	—	(41,416)	—	—	—	(2,281)	—	—	(2,281)	—	(2,281)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interests	700	—	—	—	—	—	—	—	—	5	5
Transfers from (to) noncontrolling interests	(3,618)	—	—	—	—	(1,416)	—	—	(1,416)	5,034	3,618
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	93	—	93		93
Net loss	(1,562)	—	—	—	—	—	—	(96,348)	(96,348)	(4,164)	(100,512)
Balances as of June 30, 2021	1,865	149,614,740	153	3,279,368	(130,308)	799,679	36	(1,133,854)	(464,294)	6,804	(457,490)
Issuance of shares under equity compensation plans	—	349,452	—	—	—	3,704	—	—	3,704	—	3,704
Issuance of common stock under ESPP	—	50,924	—	—	—	2,170	—	—	2,170	—	2,170
Repurchase of common stock	—	(2,912,393)	—	2,912,393	(144,692)	—	—	—	(144,692)	—	(144,692)
Repurchase of shares to satisfy tax withholding	—	(14,832)	—	—	—	(734)	—	—	(734)	—	(734)
Stock-based compensation	—	—	—	—	—	16,896	—	—	16,896	—	16,896
Issuance of noncontrolling interests	2,800	—	—	—	—	—	—	—	—	640	640
Transfers from (to) noncontrolling interests	(362)	—	—	—	—	(495)	—	—	(495)	857	362
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Net loss	(1,336)	—	—	—	—	—	—	(155,935)	(155,935)	(3,745)	(159,680)
Balances as of September 30, 2021	$2,967	147,087,891	$153	6,191,761	$(275,000)	$821,220	$19	$(1,289,789)	$(743,397)	$4,556	$(738,841)

	Nine Months Ended September 30, 2020
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balances as of December 31, 2019 (2)	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	116,249	—	—	—	529	—	—	529	—	529
Stock-based compensation	—	—	—	—	—	8,063	—	—	8,063	—	8,063
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	167,726	—	—	167,726	—	167,726
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of noncontrolling interests	1,102	—	—	—	—	—	—	—	—	26,565	26,565
Transfers from (to) noncontrolling interests	574	—	—	—	—	11,601	—	—	11,601	(12,175)	(574)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	472	—	472	—	472
Net loss	(866)	—	—	—	—	—	—	(91,850)	(91,850)	(11,366)	(103,216)
Balances as of March 31, 2020	3,053	121,359,855	124	2,414,681	(75,000)	986,746	726	(531,881)	380,715	68,303	449,018
Issuance of shares under equity compensation plans	—	264,583	—	—	—	691	—	—	691	—	691
Issuance of shares under the 2020 Stock and Equity Exchange Program	—	626,820	1	—	—	1,069	—	—	1,070	(1,070)	—
Stock-based compensation	—	—	—	—	—	7,295	—	—	7,295	—	7,295
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,537	3,537
Transfers from (to) noncontrolling interests	431	—	—	—	—	(3,110)	—	—	(3,110)	2,679	(431)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	132	—	132	—	132
Net loss	(1,578)	—	—	—	—	—	—	(121,034)	(121,034)	(13,602)	(134,636)
Balances as of June 30, 2020	1,906	122,251,258	125	2,414,681	(75,000)	992,691	858	(652,915)	265,759	59,847	325,606
Issuance of shares under equity compensation plans	—	249,971	—	—	—	462	—	—	462	—	462
Issuance of common stock under ESPP	—	49,696	—	—	—	1,205	—	—	1,205	—	1,205
Repurchase of shares to satisfy tax withholding	—	(8,515)	—	—	—	(243)	—	—	(243)	—	(243)
Stock-based compensation	—	—	—	—	—	11,748	—	—	11,748	—	11,748
Issuance of noncontrolling interests	1,000	—	—	—	—	—	—	—	—	7,267	7,267
Transfers from (to) noncontrolling interests	799	—	—	—	—	1,081	—	—	1,081	(1,880)	(799)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(397)	—	(397)	—	(397)
Net loss	(1,131)	—	—	—	—	—	—	(115,859)	(115,859)	(13,177)	(129,036)
Balances as of September 30, 2020	$2,574	122,542,410	$125	2,414,681	$(75,000)	$1,006,944	$461	$(768,774)	$163,756	$52,057	$215,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
Operating activities:	2021	2020
Net loss	$(434,172)	$(370,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	79,731	46,313
Depreciation and amortization	4,317	1,021
Noncash lease expense	4,078	2,169
Accretion of debt	4,043	12,315
LEO call option expense (income)	(5,550)	1,120
Other noncash adjustments	8,513	4,134
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	(7,710)	—
Receivable from a related party	(462)	(5,155)
Prepaid expenses and other current assets	(3,743)	(5,391)
Other assets	(8,930)	(194)
Accounts payable	1,360	547
Accrued compensation and benefits	(4,443)	2,395
Accrued research and development liabilities	4,686	4,004
Accrued professional services	346	1,151
Operating lease liabilities	(4,474)	(2,309)
Other accrued and other long-term liabilities	(1,629)	4,890
Net cash used in operating activities	(364,039)	(303,453)
Investing activities
Purchases of marketable securities	(575,478)	(269,802)
Maturities of marketable securities	305,200	139,016
Sales of marketable securities	98,925	—
Purchases of investment in equity securities	(23,960)	—
Sales of investment in equity securities	4,743	—
Increase in cash and cash equivalents from consolidation of PellePharm	13,654	—
Acquisition of intangible assets	(35,000)	—
Proceeds from disposal of property and equipment	—	147
Purchases of property and equipment	(10,710)	(5,372)
Net cash used in investing activities	(222,626)	(136,011)
Financing activities
Proceeds from issuance of 2029 Notes in 2021 and 2027 Notes in 2020	747,500	550,000
Issuance costs and discounts associated with issuance of 2029 Notes and 2027 Notes	(16,064)	(13,039)
Purchase of capped calls	(61,295)	(49,280)
Repurchases of common stock	(198,458)	(75,000)
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	—	24,094
Transactions with noncontrolling interests	3,500	2,000
Repurchase of Eidos noncontrolling interest, including direct transaction costs	(85,090)	—
Proceeds from term loan	25,000	—
Repayment of term loan	(18,108)	—
Proceeds from BridgeBio common stock issuances under ESPP	3,821	1,205
Repurchase of shares to satisfy tax withholding	(4,035)	(243)
Proceeds from stock option exercises, net of repurchases	14,294	2,921
Net cash provided by financing activities	411,065	442,658
Net increase (decrease) in cash, cash equivalents and restricted cash	(175,600)	3,194
Cash, cash equivalents and restricted cash at beginning of period	358,679	364,197
Cash, cash equivalents and restricted cash at end of period	$183,079	$367,391
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$28,239	$13,281
Supplemental Disclosures of Noncash Investing and Financing Information:
Net noncash portion of repurchase of Eidos noncontrolling interests	$38,167	$—
Direct transaction costs in the repurchase of Eidos recorded in Additional paid-in capital previously classified in Prepaid expenses and other current assets	$8,749	$—
Noncash contribution by a noncontrolling interest	$21,600	$—
Deferred merger transaction costs included in Accounts payable and Accrued professional services	$—	$1,527
Recognized intangible asset recorded in Other accrued liabilities and Other long-term liabilities	$12,500	$—
Leasehold improvements paid by landlord	$2,449	$—
Repurchase of common stock recorded in Accounts payable	$1,542	$—
Recognition of property and equipment previously classified in other assets	$—	$10,000
Transfers from (to) noncontrolling interests (Note 6)	$(221)	$9,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio”) was established to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. BridgeBio’s pipeline of programs ranges from early science to advanced clinical trials and its commercial organization is focused on delivering the company’s two approved therapies.

Since inception, BridgeBio has either created wholly-owned subsidiaries or made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, “us”). BridgeBio is headquartered in Palo Alto, California.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc. and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net loss attributable to noncontrolling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim periods.

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 to conform to the current year's presentation. These reclassifications had no net effect on cash flows from operating, financing and investing activities as previously reported.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”) a global pandemic. Since then, the resources of healthcare providers and hospitals have been focused on fighting the virus and any variants of the virus, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown, and we are monitoring the ongoing COVID-19 pandemic as it continues to evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in U.S. government money market funds.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
	(in thousands)
Cash and cash equivalents	$180,347	$366,967
Restricted cash — Included in “Prepaid expenses and other current assets”	176	—
Restricted cash — Included in “Other assets”	2,556	424
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$183,079	$367,391

Investment in Equity Securities

Our investment in equity securities consists of equity securities of publicly held companies. We measure the fair value of our investment in equity securities at each reporting period in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities. Changes in fair value resulting from observable price changes are included in “Other income (expense), net” in our condensed consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our condensed consolidated statements of operations.

License Arrangements and Multiple-Element Arrangements

Revenue from non-refundable, upfront license or technology access payments under license arrangements that are not dependent on any future performance by us is recognized when control of the license is transferred to our customer and our customer is able to benefit from the license. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

If our collaborative arrangement provides for the sharing of profits and losses with our partner for commercialization activities, the treatment of our share in the profit-sharing structure depends on who the selling party is. If we are the selling party and the deemed principal, we record our collaboration partner’s share of profits as an addition to selling, general and administrative expenses and our collaboration partner’s share of loss as a reduction in selling, general and administrative expenses. If our partner is the selling party and the deemed principal, we record our share of profits as collaboration revenue and our share of losses as an addition to selling, general and administrative expenses.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

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

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or our collaboration partners control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Product Sales: Revenue is recognized when our customers obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated to the respective sales.

Milestone and Royalty Payments Under Asset Acquisitions

Under our asset acquisitions, we could be required to pay development, regulatory and sales-based milestone payments if certain substantive milestones are met. We generally expense development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, we capitalize the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on our estimated projected cash flows or if the asset has alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis, beginning on the date the asset is acquired, which would generally be the regulatory approval date. We assess the carrying value of our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.

We could also be required to pay royalties based on actual net sales under in-licensing agreements and asset acquisitions. Such royalties are expensed in the period of sale of the product.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, accruals for research and development activities and contingent clinical, development, regulatory and sales-based milestone payments in our in-licensing agreements and asset acquisitions, the valuation of our stock-based awards, accruals for performance-based milestone compensation arrangements, accounting for stock-based award modifications, the present value of lease payments of our leases on the respective lease commencement dates, the expected recoverability and estimated useful lives of our long-lived assets, the fair value of the LianBio Warrants (see Note 7) and the fair value of the LEO call option liability (see Note 7). We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

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

Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method with respect to our 2027 Notes. As a result of the adoption, we no longer separately account for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component; and, instead, account for our 2027 Notes wholly as debt. This also resulted in the derecognition of a deferred tax liability, which represented a basis difference in the face value of the 2027 Notes due to the previous allocation of portion of the proceeds to the equity component. Additionally, we recorded a cumulative adjustment to decrease our opening accumulated deficit balance as of January 1, 2021, representing a reduction in previously recorded interest expense accretion to the principal amount of our 2027 Notes through December 31, 2020. The following table summarizes the adjustments made to our condensed consolidated balance sheet as of January 1, 2021 as a result of applying the modified retrospective method in adopting ASU 2020-06:

	As Reported	Adjustments		As Adjusted
	December 31, 2020	Account 2027 Notes wholly as debt	Cumulative impact on interest expense	January 1, 2021
	(in thousands)
2027 Notes, net	$383,436	$169,173	$(14,328)	$538,281
Other long-term liabilities (1)	9,520	(1,095)	$—	8,425
Additional paid-in capital	1,021,344	(168,078)	—	853,266
Accumulated deficit	(888,755)	—	14,328	(874,427)

(1)
Related deferred tax liability was recorded as part of “Other long-term liabilities.”

Under this transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with the pre-ASU 2020-06 guidance under ASC 470-20, Debt: Debt with Conversion and Other Options.

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

(Unaudited)

3.
Fair Value Measurement

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$69,644	$69,644	$—	$—
Short-term marketable securities:
U.S. treasury notes	60,555	—	60,555	—
Commercial paper	184,277	—	184,277	—
Corporate debt securities	134,351	—	134,351	—
Supranational debt securities	40,081	—	40,081	—
Total short-term marketable securities	419,264	—	419,264	—
Investment in equity securities	17,707	17,707	—	—
LianBio Warrants	2,878	—	—	2,878
Total financial assets	$509,493	$87,351	$419,264	$2,878
Liability
Embedded derivative	$1,413	$—	$—	$1,413

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$266,437	$266,437	$—	$—
Short-term marketable securities:
U.S. treasury bills	14,999	—	14,999	—
U.S. treasury notes	45,391	—	45,391	—
Commercial paper	144,851	—	144,851
Corporate debt securities	45,770	—	45,770	—
Total short-term marketable securities	251,011	—	251,011	—
LianBio Warrants	3,338	—	—	3,338
Total financial assets	$520,786	$266,437	$251,011	$3,338
Liabilities
LEO call option liability	$5,550	$—	$—	5,550
Embedded derivative	1,340	—	—	1,340
Total financial liabilities	$6,890	$—	$—	$6,890

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO call option liability to zero as of March 31, 2021. The following table sets forth a summary of the change in the estimated fair value of the LEO call option recorded in “Other income (expense), net”:

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of September 30, 2021, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $647.7 million and $759.8 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2020, the estimated fair value of the 2027 Notes was $997.9 million based on the market price on the last trading day for the period.

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

4.
Cash Equivalents and Marketable Securities

We invest in certain U.S. government money market funds classified as cash equivalents. The marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	September 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$69,644	$—	$—	$69,644
Short-term marketable securities:
U.S. treasury notes	60,526	29	—	60,555
Commercial paper	184,273	7	(3)	184,277
Corporate debt securities	134,365	10	(24)	134,351
Supranational debt securities	40,081	1	(1)	40,081
Total short-term marketable securities	419,245	47	(28)	419,264
Total cash equivalents and marketable securities	$488,889	$47	$(28)	$488,908

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$266,437	$—	$—	$266,437
Short-term marketable securities:
U.S. treasury bills	14,996	3	—	14,999
U.S. treasury notes	45,292	100	(1)	45,391
Commercial paper	144,851	—	—	144,851
Corporate debt securities	45,680	93	(3)	45,770
Total short-term marketable securities	250,819	196	(4)	251,011
Total cash equivalents and marketable securities	$517,256	$196	$(4)	$517,448

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2021, our short-term marketable securities have average contractual maturities of approximately seven months. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos initial public offering (“IPO”) closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to its having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through January 26, 2021, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model until January 26, 2021, the date on which the Merger Transactions (as defined below) were consummated.

On August 2, 2019, Eidos filed a shelf registration statement on Form S-3 (the “2019 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, warrants and units of any combination thereof. Eidos also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Eidos Sales Agents”), to provide for the offering, issuance and sale by Eidos of up to an aggregate offering price of $100.0 million of its common stock from time to time in “at-the-market” offerings under the 2019 Shelf and subject to the limitations thereof (the “2019 Sales Agreement”). Eidos would pay to the applicable Eidos Sales Agent cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2019 Sales Agreement. Eidos issued 448,755 shares under this offering and received $24.1 million of net proceeds in February 2020.

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of approximately 26,156,446 shares of our common stock, with a total fair value of $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized in equity amounted to $(1,613.4) million and recorded within “Additional paid-in capital” during the nine months ended September 30, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we have incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” during the nine months ended September 30, 2021.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on The Nasdaq Global Select Market prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.
Noncontrolling Interests

As of September 30, 2021 and December 31, 2020, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity (deficit) in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity (deficit) in “Noncontrolling interests” in the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. During the three and nine months ended September 30, 2021, the adjustments in the aggregate amounted to $(0.5) million and $(0.2) million, respectively. During the three and nine months ended September 30, 2020, the adjustments in the aggregate amounted to $1.1 million and $9.6 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

As of December 31, 2020, the significant components of the noncontrolling interest balances pertained mainly to Eidos, which amounted to $40.2 million. Upon closing and completion of the Merger Transactions with Eidos on January 26, 2021 (see Note 5), the balance of the noncontrolling interest in Eidos was reduced to zero.

7.
Equity Method and Other Investments in Equity Method Investees

LianBio

LianBio, a related party, is a global and science-driven biopharmaceutical company founded by Perceptive Advisors. LianBio is focused on sourcing the best opportunities and creating new therapeutic paradigms for first-in-class programs to bring the world’s leading science to Greater China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The equity interest gave BBP LLC the right to appoint or remove one director to the board of directors of LianBio. This right will terminate in the event that LianBio consummates an IPO.

Our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. As of both September 30, 2021 and December 31, 2020, our equity method investment in LianBio represented approximately 6% of LianBio’s fully-diluted equity. We continue to account for our investment in LianBio under the equity method as we have the right to appoint or remove one director to the board of directors of LianBio, and therefore have significant influence over LianBio. The carrying amount of the investment in LianBio in the condensed consolidated balance sheets represents our maximum loss exposure related to our investment in LianBio. There were no impairments related to the LianBio investment for the three and nine months ended September 30, 2021 and 2020.

Pursuant to a License Agreement entered into in October 2019 between QED Therapeutics, Inc. (“QED”) and LianBio, QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into a warrant to purchase 347,569 shares of LianBio. On November 1, 2021, LianBio completed its IPO and, as a result, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s equity.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

PellePharm

On November 19, 2018, PellePharm, Inc. entered into the LEO Agreement, pursuant to which LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability (the “LEO Call Option Liability”, see Note 3) in our condensed consolidated financial statements because BridgeBio was obligated to sell its shares in PellePharm to LEO at a pre-determined price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either was exercised, terminated or had expired.

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

Subsequent to the deconsolidation of PellePharm in 2018, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Upon adoption of ASU 2016-01 in 2019, we accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of December 31, 2020, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. The carrying amount of BridgeBio’s investment in PellePharm in the condensed consolidated balance sheets through March 31, 2021 represented its maximum loss exposure related to its VIE investment in PellePharm. There were no impairments related to our PellePharm investment through March 31, 2021.

LEO terminated the LEO Agreement effective as of April 15, 2021. The date the LEO Agreement was terminated was determined to be a VIE reconsideration event. Based on our assessment, we continue to conclude that PellePharm remains a VIE after the reconsideration event as it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. Based on the changes to PellePharm’s board of directors composition as a result of the termination of the LEO Agreement, BridgeBio became the primary beneficiary as it has the power over the key decisions that most significantly impact PellePharm’s economic performance and it has the obligation to absorb losses or the right to receive benefits from PellePharm that could potentially be significant to PellePharm through its common and preferred stock interest in PellePharm. Accordingly, BridgeBio consolidated PellePharm effective on April 15, 2021.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2021.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,799	$985
Stock (2)	121,128	11,973
Cash or stock at our sole discretion	108,928	3,949
Total	$240,855	$16,907
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2021 and December 31, 2020, there were no material amounts accrued related to termination charges.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.
Debt

Notes

2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes pursuant to an Indenture dated January 28, 2021 (the “2029 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2029 Notes Trustee”), in a private offering to qualified institutional buyers (the “2021 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers (the “2029 Notes Initial Purchasers”) pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on September 30, 2021, the if-converted value of the 2027 Notes exceeded its principal amount by approximately $53.6 million.

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

In accounting for the issuance of the 2027 Notes in 2020 under ASC 470-20, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to our ability to settle the 2027 Notes in cash, BridgeBio common stock, or a combination of cash and BridgeBio common stock at our option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected BridgeBio’s non-convertible debt borrowing rate for similar debt. The equity component of the 2027 Notes was recognized as a debt discount and represented the difference between the gross proceeds from the issuance of the 2027 Notes and the fair value of the liability of the 2027 Notes on the date of issuance. The equity component would not be remeasured as long as it continued to meet the conditions for equity classification.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	September 30, 2021		December 31, 2020
	2029 Notes	2027 Notes	2027 Notes
	(in thousands)		(in thousands)
Liability component
Principal	$747,500	$550,000	$550,000
Unamortized debt discount	(14,841)	(9,964)	(158,404)
Unamortized debt issuance costs	—	(519)	(8,160)
Net carrying amount	$732,659	$539,517	$383,436
Equity component, net of issuance costs			$169,173

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the current period:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$11,353	$10,313	$21,666
Amortization of debt discount	457	391	848	1,222	1,166	2,388
Amortization of debt issuance costs	—	23	23	—	70	70
Total interest and amortization expense	$4,662	$3,852	$8,514	$12,575	$11,549	$24,124
Effective interest rate	2.6%	2.8%		2.6%	2.8%

The following table sets forth the total interest expense recognized and effective interest rates related to the 2027 Notes for the comparative period:

	Three Months Ended	March 9, 2020 Through
	September 30, 2020	September 30, 2020
	(in thousands)
Contractual interest expense	$3,361	$7,715
Amortization of debt discount	4,612	10,186
Amortization of debt issuance costs	239	528
Total interest and amortization expense	$8,212	$18,429
Effective interest rate	8.8%	8.8%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum payments under the Notes as of September 30, 2021 are as follows:

	2029 Notes	2027 Notes
	(in thousands)
Remainder of 2021	$—	$—
Year ending December 31:
2022	16,819	13,750
2023	16,819	13,750
2024	16,819	13,750
2025	16,819	13,750
Thereafter	806,366	570,625
Total future payments	873,642	625,625
Less amounts representing interest	(126,142)	(75,625)
Total principal amount	$747,500	$550,000

Capped Call and Share Repurchase Transactions with Respect to the Notes

On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively, together the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which, among other things:

(1)
provided for an additional principal borrowing amounting to $25.0 million (the proceeds of which were received by us as the Tranche IV upon the execution of the Amended Hercules Term Loan);
(2)
extended the interest-only period under the Loan and Security Agreement to June 1, 2024 (the “Amended Amortization Date”) which may be further extended to June 1, 2025, subject to certain conditions set forth in the Amended Hercules Term Loan;
(3)
extended the maturity date for the term loans under the Loan and Security Agreement to May 1, 2025, which may be further extended to May 1, 2026, subject to certain conditions set forth in the Amended Hercules Term Loan;
(4)
provided for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of September 30, 2021), payable monthly; and
(5)
provided for additional available facilities aggregating to $185.0 million, which comprises of: (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

The Amended Hercules Term Loan also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $185.0 million additional available facilities as of September 30, 2021. There were no gains or losses arising from the Amended Hercules Term Loan, which is considered a debt modification.

During the three and nine months ended September 30, 2021, we recognized interest expense related to the Amended Hercules Term Loan of $2.5 million and $6.8 million, respectively, of which $0.5 million and $1.4 million, respectively, relate to amortization of debt discount and issuance costs. During the three and nine months ended September 30, 2020, we recognized interest expense related to the Hercules Term Loan of $2.0 million and $5.4 million, respectively, of which $0.3 million and $1.0 million, respectively, relate to amortization of debt discount and issuance costs.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2021, Eidos entered into an amendment to the SVB and Hercules Loan Agreement primarily to allow Eidos to enter into the Merger Transactions. The amendment also required Eidos to maintain a certain amount of cash and cash equivalents with SVB.

The Tranche A loan was prepaid in full in April 2021 using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan discussed above. Loss on prepayment of the Tranche A loan recognized by Eidos was not material. Interest expense on the Tranche A loan was not material in 2021 through the prepayment date, as well as for the three and nine months ended September 30, 2020.

10.
License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, collectively with HHC, “Helsinn,” and together with QED, the “Parties”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED will receive a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. Under this agreement, Helsinn is likewise entitled to a right of first negotiation with respect to specific territories subject to the occurrence of a contingent event. As part of this agreement, QED is also required to transfer inventory within the transitional period, as described in the QED-Helsinn License and Collaboration Agreement. The effectiveness of the transactions contemplated under this agreement was subject to specified conditions, including the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The waiting period under the HSR Act ended on April 16, 2021 and the QED-Helsinn License and Collaboration Agreement became effective as of that date.

Under the terms of the QED-Helsinn License and Collaboration Agreement, QED is eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Upon approval by the U.S. Food and Drug Administration (“FDA”), QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. In May 2021, we received such FDA approval for an oncology indication in the United States and effective as of that date, sharing of profits and losses commenced. QED and Helsinn will share global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

The QED-Helsinn License and Collaboration Agreement is considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the risks and rewards of the collaborative activity, and partially within the scope of ASC 606, for the units of account that Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with profit and cost sharing provisions are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of inventory within the transitional supply period.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Based on the distinct performance obligations under the QED-Helsinn License and Collaboration Agreement, we allocated the $46.0 million transaction price based on relative stand-alone selling prices of each of our performance obligations as $44.4 million for the licenses and $1.6 million for the transfer of inventory. For the delivery of the licenses, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to, forecasted revenue and costs, development timelines, discount rate and probabilities of clinical and regulatory success. For the transfer of inventory, we based the stand-alone selling price on the actual costs incurred by us to purchase or manufacture the inventory as well as the average compensation of employees estimated to be incurred over the performance period.

As of September 30, 2021, we have provided all necessary information to Helsinn for it to benefit from the license under the license term and have completed the transfer of inventory. During the three and nine months ended September 30, 2021, we recognized $1.6 million and $46.0 million, respectively, in license revenue under these units of account accounted for under ASC 606. There were no outstanding receivables from Helsinn related to these units of accounts as of September 30, 2021.

For the unit of account that is within the scope of ASC 808 relating to research and development costs, we have recognized Helsinn’s share of research and development expenses of $9.6 million and $28.2 million as a reduction of research and development expenses for the three and nine months ended September 30, 2021, respectively. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $7.7 million as of September 30, 2021 and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets.

Following the FDA approval of TRUSELTIQTM (infigratinib) in May 2021, we accounted for Helsinn’s share of the co-commercialization loss of $2.6 million and $6.8 million as a reduction to selling, general and administrative expenses for the three and nine months ended September 30, 2021, respectively.

11.
License Agreement Between Navire and LianBio

In August 2020, our subsidiary Navire Pharma, Inc. (“Navire”) entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment in 2020, which we recognized as license revenue for the three and nine months ended September 30, 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. We recognized $8.5 million in license revenue, representing a regulatory milestone payment, during the nine months ended September 30, 2021. There was no license revenue recognized for the three months ended September 30, 2021 under this agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.
Asset Acquisitions, In-licensing and Other Agreements

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. (“Novartis”), pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases. QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development (“IPR&D”), thus satisfying the requirements of the screen test in ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the FDA approval of TRUSELTIQ in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”) entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

Pursuant to the Asset Purchase Agreement, Origin could be required to pay up to $18.8 million if a certain condition is met. Such a condition was met in 2021, resulting in a one-time final payment of $15.0 million during the three months ended September 30, 2021, which we capitalized as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Asset Purchase Agreement, Origin could be required to pay up to $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. As of September 30, 2021, the amount due to FMI is presented in our condensed consolidated balance sheets in “Other accrued liabilities” and “Other long-term liabilities” for $1.5 million and $11.0 million, respectively.

Intangible Assets

The following table summarizes the intangible assets recognized in connection with the above agreements:

	Weighted Average Estimated Useful Lives	September 30, 2021
		(in thousands)
Gross amount	12.8 years	$47,500
Less accumulated amortization		(1,296)
Net book value included in “Other assets”		$46,204

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense recorded as part of cost of products sold for the three and nine months ended September 30, 2021 was $0.7 million and $1.3 million, respectively. Future amortization expense is $1.2 million for the remainder of 2021, $3.7 million for each of the years from 2022 to 2025 and $30.0 million thereafter.

13.
Leases

Operating and Finance Leases

We have operating leases for our corporate headquarters, office spaces and laboratory facilities. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment. Our finance leases, which are presented as part of “Property and equipment, net” in our consolidated balance sheets, are not material.

Certain leases include renewal options at our election and we include the renewal options when we are reasonably certain that the renewal option will be exercised. The lease liabilities were measured using a weighted-average discount rate based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,457	$995	$4,078	$2,684
Finance lease costs
Straight line finance lease costs	88	—	205	—
Interest on finance lease liability	27	—	83	—
Variable lease costs	1,111	257	2,831	558
Total lease cost	$2,683	$1,252	$7,197	$3,242

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,474	$2,749
Operating cash flows for finance lease — cash paid for interest	101	—
Financing cash flows for finance lease — cash paid for principal	71	—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	6,380	11,814

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.7	5.2
Finance lease	4.3	—
Weighted-average discount rate
Operating leases	5.58%	5.91%
Finance lease	6.62%	—

As of September 30, 2021, future minimum lease payments for our noncancelable leases are as follows:

	Operating Leases	Finance Lease
	(in thousands)
Remainder of 2021	$1,214	$66
Year ending December 31:
2022	6,455	420
2023	5,289	432
2024	4,478	445
2025	3,967	459
Thereafter	6,317	38
Total future minimum lease payments	27,720	1,860
Imputed interest	(4,038)	(248)
Total	$23,682	$1,612

Reported as of September 30, 2021
Operating lease liabilities, current portion	$4,999
Operating lease liabilities, net of current portion	18,683
Total operating lease liabilities	$23,682
Finance lease liability, current portion — Included in “Other accrued liabilities”		$283
Finance lease liability, net of current portion — Included in “Other long-term liabilities”		1,329
Total finance lease liability		$1,612

We recognized an impairment loss for certain of our asset groups estimated using discounted cash flow model (income approach) during the three months ended March 31, 2021 of $3.3 million, which is included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2021. The impairment loss recorded includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The readiness determination phase of the dedicated manufacturing suite is expected to be completed in 2021. The remaining payable related to the dedicated manufacturing suite, recorded as part of “Other accrued liabilities” in the condensed consolidated balance sheets, amounted to $2.0 million and $4.0 million as of September 30, 2021 and December 31, 2020, respectively.

14.
Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of September 30, 2021, we repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million. As of September 30, 2021, the repurchased shares are held in treasury as treasury stock.

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of September 30, 2021.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$4,198	$610	$4,808	$44,661	$1,880	$46,541
Selling, general and administrative	11,292	30	11,322	33,555	2,965	36,520
Total stock-based compensation	$15,490	$640	$16,130	$78,216	$4,845	$83,061

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$4,974	$1,648	$310	$6,932	$13,194	$4,011	$538	$17,743
General and administrative	8,895	1,792	80	10,767	24,260	4,074	236	28,570
Total stock-based compensation	$13,869	$3,440	$390	$17,699	$37,454	$8,085	$774	$46,313

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We have recorded $0.1 million and $3.3 million of stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

As of September 30, 2021, 7,977,872 shares and 8,938 shares were reserved for future issuances under our 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2019 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (“RSAs”)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” in the condensed consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

During the nine months ended September 30, 2021, we recognized $25.8 million of stock-based compensation expense associated with milestone awards under the Exchange Program that were determined to be probable of achievement as of September 30, 2021. The related stock-based compensation expense for the three months ended September 30, 2021 was not material. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of September 30, 2021.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and nine months ended September 30, 2021, we recognized $0.7 million and $6.7 million, respectively, of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of September 30, 2021. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of September 30, 2021.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2021:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020		7,632,961
Regular equity program	6,778,112		$23.83	8.8	320,473
Exchange Program	854,849		$2.22	8.2	58,891
Granted		3,830,863
Regular equity program	1,054,191		$63.82
Eidos Awards Exchange	2,776,672		$16.33
Exercised		(1,069,978)
Regular equity program	(292,143)		$19.93
Eidos Awards Exchange	(497,082)		$16.10
Exchange Program	(280,753)		$1.68
Cancelled		(222,579)
Regular equity program	(105,089)		$27.41
Eidos Awards Exchange	(113,320)		$20.17
Exchange Program	(4,170)		$3.09
Outstanding as of September 30, 2021		10,171,267
Regular equity program	7,435,071		$29.60	8.3	$146,291
Eidos Awards Exchange	2,166,270		$16.18	7.1	$66,554
Exchange Program	569,926		$2.48	7.4	$25,299
Exercisable as of September 30, 2021		4,486,617
Regular equity program	2,889,270		$23.73	8.0	$68,522
Eidos Awards Exchange	1,102,497		$12.22	6.2	$38,200
Exchange Program	494,850		$2.03	7.4	$22,190

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $31.03.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2021 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $50.4 million.

During the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $8.1 million and $21.9 million, respectively, related to stock options under the Plans. As of September 30, 2021, there was $71.6 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.1 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2021:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	1,053,838	$34.21
Granted	1,148,597	$65.25
Vested	(377,499)	$44.01
Cancelled	(179,555)	$53.21
Balance as of September 30, 2021	1,645,381	$51.55

During the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $6.4 million and $16.8 million, respectively, related to RSUs under the Plans. As of September 30, 2021, there was $80.0 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the nine months ended September 30, 2021:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	3,364,366	$4.47
Granted — Exchange Program	382,122	$61.31
Vested — Exchange Program	(382,122)	$61.31
Vested — Regular equity program	(1,231,043)	$3.16
Cancelled — Regular equity program	(5,150)	$7.27
Balance as of September 30, 2021	2,128,173	$5.22

During the three and nine months ended September 30, 2021, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021
	(in thousands)
Exchange Program	$—	$23,427
Other RSAs	1,486	4,754
Total stock-based compensation expense	$1,486	$28,181

As of September 30, 2021, there was $11.7 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 2.1 years. The respective balances of unvested RSAs as of September 30, 2021 and December 31, 2020 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

During the three and nine months ended September 30, 2021, stock-based compensation expense related to our ESPP was immaterial. As of September 30, 2021, 4,235,440 shares were reserved for future issuance under the ESPP.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the nine months ended September 30, 2021, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Nine Months Ended September 30, 2021
	Stock Options	ESPP
Expected term (in years)	6.00-6.02	0.50
Expected volatility	51.43%-51.97%	47.61% - 52.04%
Risk-free interest rate	0.63%-1.09%	0.05% - 0.13%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$31.03	$16.29

Equity Awards of Eidos

Prior to the Merger Transactions, Eidos issued its own equity-based awards under the Eidos 2016 Equity Incentive Plan and the Eidos 2018 Stock Option and Incentive Plan (collectively, the “Eidos Plans”). Upon closing of the Merger Transactions, we issued 2,776,672 stock options to purchase common stock of BridgeBio and 25,972 shares of BridgeBio RSUs to 88 employees of Eidos under the Eidos Award Exchange in exchange for their then outstanding common stock options and RSUs under the Eidos Plans (the “Replaced Awards”). The awards issued in the Eidos Award Exchange have the same vesting terms and conditions as the Replaced Awards. We evaluated the exchange of the awards as a modification under ASC 718 and recognized no incremental compensation cost from such modification.

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was immaterial.

16.
Income Taxes

BridgeBio is subject to U.S. federal and state income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2021 and 2020.

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

(Unaudited)

17.
Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of September 30,
	2021	2020
Unvested RSAs	2,128,173	3,912,305
Unvested RSUs	1,645,381	1,234,269
Unvested market-based RSUs	—	55,614
Unvested performance-based RSUs	75,040	72,798
Unvested performance-based RSAs	—	22,611
Common stock options issued and outstanding	10,171,267	7,986,544
Estimated shares issuable under performance-based milestone compensation arrangements	4,600,340	—
Estimated shares issuable under the ESPP	21,482	18,240
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	—
	39,222,976	26,180,686

Our 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

As discussed in Notes 8 and 15, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated as if the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

18.
Subsequent Event

Equity Investment in LianBio

On November 1, 2021, LianBio raised $325.0 million in its IPO. BBP LLC is estimated to own equity interest of approximately 4.7% in LianBio as a result of the IPO. Refer to Note 7 for information on our equity investment in LianBio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021.

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

Overview

We are a team of experienced drug discoverers, developers, and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 30 development programs ranges from early science to advanced clinical trials and our commercial organization is focused on delivering our two approved therapies. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries and controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. Our products, NULIBRYTM (fosdenopterin) and TRUSELTIQTM (infigratinib), were approved by the FDA in February and May 2021, respectively, and we commenced commercial sales of these products in the second quarter of 2021. We have not generated any significant revenue from sale of these products. To date, we have funded our operations with proceeds from the sale of our equity securities, the issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the global pandemic of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the resources of healthcare providers and hospitals have been focused on fighting the virus and any variants of the virus, and, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational new drug application-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown, and we are continuing to actively monitor the ongoing COVID-19 pandemic as it continues to rapidly evolve. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic or its continuing impact on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we anticipate that we will report initial data from the ongoing Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia by the end of 2021.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
License revenue	$1,585	$8,127	$55,084	$8,127
Product sales	759	—	1,746	—
Cost of products sold	1,454	—	1,563	—
Research and development	104,305	92,050	328,824	246,873
Selling, general and administrative	46,084	36,016	137,461	108,247
Loss from operations	(149,499)	(119,939)	(411,018)	(346,993)
Net loss	(161,016)	(130,167)	(434,172)	(370,463)
Net loss attributable to common stockholders of BridgeBio	(155,935)	(115,859)	(415,362)	(328,743)

	September 30, 2021	December 31, 2020
	(in thousands)
Cash, cash equivalents and marketable securities	$599,611	$607,093

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $599.6 million. In January 2021, we issued an aggregate principal amount of $747.5 million of our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, in a private offering, or the 2021 Note Offering, to qualified institutional buyers. We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the purchasers’ discount. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of capped call transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock. On January 26, 2021, we closed and completed the Merger Transactions with Eidos. The acquisition of the outstanding Eidos common stock was settled through cash payments of $21.3 million and the issuance of shares of our common stock. In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement with Hercules Capital, Inc., or Hercules, in which we received an additional term loan principal of $25.0 million. We used a portion of the proceeds from such borrowing to prepay the outstanding principal of $17.5 million under Eidos’ Loan and Security Agreement with Silicon Valley Bank and Hercules or the SVB and Hercules Loan Agreement. In May 2021, we invested $20.0 million of our available cash in equity securities of publicly held companies. During the period, we received $46.0 million comprising mainly of upfront and launch milestone payments under the QED-Helsinn License and Collaboration Agreement. For the nine months ended September 30, 2021, we paid regulatory-related milestone payments in connection with our approved products, the more significant of which aggregated $35.0 million. To date, we have repurchased shares of our common stock in the open market of approximately $150.0 million, which represents the total authorized and approved amount under the 2021 Share Repurchase Program.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Revenue:
License revenue	$1,585	$8,127	$(6,542)	$55,084	$8,127	$46,957
Product sales	759	—	759	1,746	—	1,746
Total revenue	$2,344	$8,127	$(5,783)	$56,830	$8,127	$48,703

License revenue for the three months ended September 30, 2021 pertains to the recognition of revenue upon transfer of inventory under the QED-Helsinn License and Collaboration Agreement. License revenue for the nine months ended September 30, 2021 is comprised primarily of the recognition of upfront and launch milestone payments of $44.4 million in connection with the QED-Helsinn License and Collaboration Agreement and $8.5 million in license revenue in connection with the achievement of a regulatory milestone under the License Agreement between our subsidiary, Navire, and LianBio.

License revenue for three and nine months ended September 30, 2020 was $8.1 million arising primarily from the recognition of the upfront payment received upon execution of the License Agreement between Navire and LianBio.

Operating Costs and Expenses

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Research and development	$104,305	$92,050	$12,255	$328,824	$246,873	$81,951

Research and development expense increased by $12.3 million and $82.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to an increase in personnel costs and external costs. Higher personnel costs was attributed to increase in the number of employees to support progression in our research and development programs, including our increasing research pipeline. The increase in personnel costs for the nine months ended September 30, 2021 was also driven by increases in stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement. Stock-based compensation recorded in research and development expense for the three and nine months ended September 30, 2021 was $4.8 million and $46.5 million, respectively, as compared to $6.9 million and $17.7 million, respectively, for the same periods in the prior year. The increase in external costs was a result of increased manufacturing activities for early to late stage programs.

Under the QED-Helsinn License and Collaboration Agreement, Helsinn shares 60% of our research and development costs for infigratinib for certain indications as agreed under the agreement. For the three and nine months ended September 30, 2021, Helsinn’s share of the research and development costs amounted to $9.6 million and $28.2 million, respectively, which were reflected as a reduction of research and development expenses.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	$36,515	$22,741	$71,686	$58,604
Infigratinib (Previously known as BBP-831) (QED)	18,890	20,524	50,585	66,965
Fosdenopterin (Previously known as BBP-870) (Origin)	6,273	6,661	22,481	17,420
BBP-631 (Adrenas)	7,698	5,275	35,316	15,074
BBP-418 (ML Bio)	4,745	3,545	9,655	10,038
Other programs including early- stage	30,184	33,304	139,101	78,772
Total	$104,305	$92,050	$328,824	$246,873

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Selling, general and administrative	$46,084	$36,016	$10,068	$137,461	$108,247	$29,214

Selling, general and administrative expenses increased by $10.1 million and $29.2 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to costs incurred to support organizational growth, including staged build-out of our commercial organization as part of commercial launch readiness activities. Stock-based compensation recorded in selling, general and administrative expense for the three and nine months ended September 30, 2021 was $11.3 million and $36.5 million, respectively, as compared to $10.8 million and $28.6 million, respectively, for the same periods in the prior year.

Under the QED-Helsinn License and Collaboration Agreement, the parties co-commercialize TRUSELTIQ in the United States and share profits and losses on a 50:50 basis. Following the FDA approval of TRUSELTIQ in May 2021, we accounted for Helsinn’s share of the co-commercialization loss of $2.6 million and $6.8 million as a reduction of selling, general and administrative expenses for the three and nine months ended September 30, 2021, respectively.

Other Income (Expense), Net

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Interest income	$234	$692	$(458)	$951	$3,567	$(2,616)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The decrease in interest income for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was driven by a general decline in interest rates, as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, that began at the start of the COVID-19 pandemic and continued through the current period.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Interest expense	$(11,067)	$(10,929)	$(138)	$(31,644)	$(25,693)	$(5,951)

Interest expense for the three and nine months ended September 30, 2021 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loans with Hercules pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended, and Eidos’ term loan with Silicon Valley Bank and Hercules pursuant to its Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement, which was prepaid in full in April 2021. Interest expense for the same period in 2020 consists primarily of interest expense incurred under our 2027 Notes and our term loans with Hercules and SVB and Hercules. The increase of $0.1 million and $6.0 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily attributed to increases in principal amounts.

Other Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)
Other income (expense), net	$(684)	$9	$(693)	$7,539	$(1,344)	$8,883

Other income (expense) for the nine months ended September 30, 2021 consists mainly of changes in fair value of the LEO Call Option liability. The LEO Call Option was subject to remeasurement to fair value at each balance sheet date until the LEO Call Option either was exercised, terminated or had expired. As a result of the notice of termination by LEO of the LEO call option, we have derecognized the LEO call option liability balance of $5.6 million as of March 2021.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $599.6 million. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of September 30, 2021, our outstanding debt was $1.4 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $505.5 million, $288.6 million and $169.5 million, respectively. For the nine months ended September 30, 2021, we incurred net losses of $434.2 million. We had an accumulated deficit as of September 30, 2021 of $1.3 billion. We expect to continue to incur net losses over the next several years as we continue to fund our drug development and discovery efforts and incur significant clinical and preclinical development costs related to our current research and development programs as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sale sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In June 2018, our then controlled subsidiary, Eidos, completed its U.S. initial public offering of its common stock of which net proceeds received were $95.5 million, or the Eidos IPO. In December 2019 and February 2020, Eidos received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. Prior to the effectiveness of the Merger Transactions with Eidos, all cash and cash equivalents held by Eidos were restricted and could be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed the 2020 Shelf with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into the 2020 Sales Agreement with the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through September 30, 2021.

Debt

2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes, pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to Rule 144A under the Securities Act. The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers, or the 2029 Notes Initial Purchasers, pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021.

The 2029 Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021, at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash, shares of BridgeBio common stock or a combination of cash and shares of BridgeBio common stock, at our election.

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount. There were no direct offering expenses borne by us for the 2029 Notes. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions and approximately $50.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities; working capital; capital expenditures; repayment of outstanding indebtedness; general and administrative expenses; and other general corporate purposes.

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

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which among other things:

(1)
provided for an additional principal borrowing amounting to $25.0 million (“Tranche IV”, the proceeds of which were received by us upon the execution of the Amended Hercules Term Loan),
(2)
extended the interest-only period under the Loan and Security Agreement to June 1, 2024 (the “Amended Amortization Date”) which may be further extended to June 1, 2025, subject to certain conditions set forth in the Amended Hercules Term Loan,
(3)
extended the maturity date for the term loans under the Loan and Security Agreement to May 1, 2025, which may be further extended to May 1, 2026, subject to certain conditions set forth in the Amended Hercules Term Loan,
(4)
provided for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of September 30, 2021), payable monthly, and

(5)
provided for additional available facilities aggregating to $185.0 million, which comprises of: (a) an additional incremental loan in the amount of $70.0 million, available no later than June 15, 2022, (b) an additional incremental loan following the achievement of certain performance milestones in the amount of $40.0 million, available no later than September 15, 2022, and (c) an additional $75.0 million discretionary incremental tranche, subject to Hercules’ approval in its sole and absolute discretion, available no later than December 15, 2023.

The Amended Hercules Term Loan also provides us with greater flexibility to incur additional convertible debt and repurchase and/or redeem convertible debt, each subject to certain conditions set forth in the Amended Hercules Term Loan. There have not been any additional draws on the $185.0 million additional available facilities as of September 30, 2021.

Silicon Valley Bank and Hercules Loan Agreement

On November 13, 2019, Eidos entered into the SVB and Hercules Loan Agreement. The SVB and Hercules Loan Agreement provided for up to $55.0 million in term loans that would be drawn in three tranches as follows: (i) Tranche A loan of $17.5 million, (ii) Tranche B loan of up to $22.5 million which was available to be drawn until October 31, 2020, and (iii) Tranche C loan of up to $15.0 million available to be drawn upon a clinical trial milestone. The Tranche C loan was available to be drawn until September 30, 2021. The Tranche A loan of $17.5 million was drawn on November 13, 2019. There were no additional draws on the other tranches, including the Tranche B loan that was available until October 31, 2020.

The Tranche A loan was subject to interest at a fixed rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% as of March 31, 2021). The Tranche A loan repayment schedule provided for interest only payments until November 1, 2021, followed by consecutive equal monthly payments of principal and interest commencing on this date continuing through the maturity date of October 2, 2023.

The Tranche A loan also provided for a $0.3 million commitment fee that was paid at closing and a final payment charge equal to 5.95% multiplied by the amount funded to be paid when the loan becomes due or upon prepayment of the facility. If Eidos elected to prepay the Tranche A loan, there would also be a prepayment fee of between 0.75% and 2.50% of the principal amount being prepaid depending on the timing and circumstances of prepayment. The Tranche A loan was secured by substantially all of Eidos’ assets, except Eidos’ intellectual property, which was the subject of a negative pledge.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(364,039)	$(303,453)	$(60,586)
Net cash used in investing activities	(222,626)	(136,011)	(86,615)
Net cash provided by financing activities	411,065	442,658	(31,593)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(175,600)	$3,194	$(178,794)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $364.0 million for the nine months ended September 30, 2021, consisting primarily of our net loss of $434.2 million, adjusted for non-cash items including $79.7 million in stock-based compensation expense, $4.3 million in depreciation and amortization, $4.1 million in noncash lease expense, $4.0 million in accretion of debt and $5.6 million of income from the derecognition of the LEO Call Option liability, as well as $25.0 million net cash outflow related to changes in operating assets and liabilities. The $25.0 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $8.9 million in other assets, an increase of $7.7 million in receivable from licensing and collaboration agreements, a decrease of $4.5 million in operating lease liabilities, a decrease of $4.4 million in accrued compensation and benefits and an increase of $3.7 million in prepaid expenses and other current assets, partially offset by an increase of $4.7 million in accrued research and development liabilities.

Net cash used in operating activities was $303.5 million for the nine months ended September 30, 2020, consisting primarily of our net loss of $370.5 million, adjusted for non-cash items such as $46.3 million in stock-based compensation expense and $12.3 million accretion of our 2027 Notes and term loans. The net cash from changes in operating assets and liabilities was minimal during the period and is attributed mainly to an increase of $4.0 million in accrued research and development liabilities, an increase of $2.4 million in accrued compensation and benefits, and an increase of $4.9 million in other accrued and other long-term liabilities, mostly due to increase in our CROs’ and CMOs’ expenses for research activities and other expenses to support the growth of our operation, partially offset by an increase in receivable from a related party of $5.2 million, an increase in prepaid and expenses and other current assets of $5.4 million, and a decrease in operating lease liabilities of $2.3 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $222.6 million for the nine months ended September 30, 2021, consisting primarily of purchases of marketable securities of $575.5 million, acquisition of intangible assets of $35.0 million, purchases of investment in equity securities of $24.0 million and purchases of property and equipment of $10.7 million, partially offset by $305.2 million and $98.9 million in maturities and sale, respectively, of marketable securities, $13.7 million increase in cash and cash equivalents from consolidation of PellePharm and $4.7 million sale of investment in equity securities.

Net cash used in investing activities was $136.0 million for the nine months ended September 30, 2020, consisting primarily of purchases of marketable securities of $269.8 million and purchases of property and equipment of $5.4 million, partially offset by $139.0 million in maturities of marketable securities.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $411.1 million for the nine months ended September 30, 2021, consisting primarily of net proceeds from the issuance of our 2029 Notes of $731.4 million, from the additional principal borrowing under the Amended Hercules Term Loan of $25.0 million and from stock option exercises of $14.3 million, partially offset by purchase of capped calls of $61.3 million, repurchases of our common stock of $198.5 million and prepayment of the Tranche A loan of $18.1 million. We also used cash of $85.1 million to repurchase the noncontrolling interest of Eidos and pay for related direct transaction costs.

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

License Arrangements and Multiple-Element Arrangements

Revenue from non-refundable, upfront license or technology access payments under license arrangements that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.

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

If our collaborative arrangement provides for the sharing of profits and losses with our partner for commercialization activities, the treatment of our share in the profit-sharing structure depends on who the selling party is. If we are the selling party and the deemed principal, we record our collaboration partner’s share of profits as an addition to selling, general and administrative expenses and our collaboration partner’s share of loss as a reduction in selling, general and administrative expenses. If our partner is the selling party and the deemed principal, we record our share of profits as collaboration revenue and our share of losses as an addition to selling, general and administrative expenses.

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

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

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. We generally include these milestone payments when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we held cash, cash equivalents and marketable securities of $599.6 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of commercial papers, supranational debt securities and short-term and long-term U.S. treasury notes and corporate debt securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of September 30, 2021, we had $100.0 million in variable rate debt outstanding. The Hercules Term Loan, which has a principal balance of $100.0 million, matures in May 2025, with interest-only monthly payments until June 2024. The Hercules Term Loan provides for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate linked to the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65% (7.65% as of September 30, 2021), payable monthly.

A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

Our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, as of September 30, 2021 and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the U.S. Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c) Issuer Purchases of Company Equity Securities

The following table reflects share repurchases of our common stock for the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	—	$—	—	$144,690,507
August 1, 2021 to August 31, 2021	1,721,523	49.60	1,721,523	59,311,397
September 1, 2021 to September 30, 2021	1,190,870	49.81	1,190,870	—
Total	2,912,393		2,912,393	$—

(1)
On May 11, 2021, the Board of Directors of BridgeBio authorized and approved a stock repurchase program pursuant to which we may purchase up to $150 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020)	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029	8-K	001-38959	4.2	January 29, 2021

10.1#	Amended and Restated Employee Stock Purchase Plan	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: November 4, 2021	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)