Form 10-K
period 2021-12-31
BridgeBio Pharma, Inc.
filed 2022-02-25
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2021 was approximately $5.0 billion. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 18, 2022, there were 147,607,820 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2022 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2021 Form 10‑K Annual Report

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
the extent to which the ongoing coronavirus disease 2019, or COVID-19, pandemic and measures taken to contain its spread ultimately impact our business, including our commercialization, clinical development and research activities;
•
the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing and planned Phase 3 clinical trials of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our ongoing Phase 1/2 clinical trial of BBP-631 and our ongoing Phase 2 proof-of-concept clinical trial of encaleret, as well as the potential indications for each;

•
pending and potential future complaints and legal proceedings relating to the Eidos Merger that have been and could be instituted against us, Eidos or our or their respective directors and officers, including the effects of any outcomes related thereto;

•
our ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions;
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
•
the size and growth potential of the markets for our approved products, including NULIBRYTM (fosdenopterin) and TRUSELTIQTM(infigratinib), and our product candidates, including acoramidis, low-dose infigratinib, BBP-631, encaleret and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve and our acceptance by those markets;

•
our ability to identify and advance through clinical development any additional product candidates, including in our KRAS inhibitor franchise for the treatment of KRAS-driven cancers;
•
the commercialization of our current products and, if approved, our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;
•
our ability to retain and recruit key scientific or management personnel;
•
our ability to obtain and maintain adequate intellectual property rights for our products and product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
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

•
Certain of our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We may not receive regulatory approval to market any of these product candidates in any jurisdictions, which would materially and adversely affect our business, prospects, operating results and financial condition.
•
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.
•
Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have not generated significant product revenue since inception, which, together with our limited operating history, may make it difficult for you to assess our future viability.
•
We may encounter substantial delays in clinical trials for a variety of reasons, including difficulties in patient enrollment, and we may not be able to conduct or complete clinical trials on the expected timelines, if at all.
•
Results of earlier preclinical studies or clinical trials may not be predictive of future clinical trial results, and initial preclinical studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.
•
Use of our products and product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to abandon a product or product candidate, limit the commercial potential of a product or, if approved, a product candidate, or result in other significant negative consequences to our business, prospects, operating results and financial condition.
•
Certain of our product candidates are under development for the treatment of patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.
•
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available, as additional analyses are conducted, or as audit and verification procedures are performed on such preliminary data.
•
Our conduct of clinical trials for product candidates and our plans to commercialize certain products and product candidates outside the United States could expose us to additional risks and uncertainties, including with respect to our ability to obtain regulatory approvals or comply with applicable laws and regulations outside the United States.
•
Even though we may apply for orphan drug designation for our products or product candidates, we may not be able to obtain orphan drug marketing exclusivity.
•
Our products, NULIBRY™ (fosdenopterin) and TRUSELTIQ™ (infigratinib), are, and any of our other product candidates, if approved, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant expense to maintain compliance with such obligations or as a result of any penalties to which we may become subject for any failure to comply with such obligations.

•
Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that delay our development or commercialization activities or otherwise harm our business.
•
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
•
We will need substantial additional financing to commercialize our products, develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.
•
We rely and will continue to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and for the manufacture of our products for commercial sale and product candidates for preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unsuccessful in commercializing our approved products and we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
Our rights to develop and commercialize our products and product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our products and product candidates may be dependent on our licensors, the loss of which could result in the loss of intellectual property and other protection, and would harm our business.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our products, including NULIBRY and TRUSELTIQ, and product candidates, including acoramidis, low-dose infigratinib, BBP-631 and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be impaired.
•
Our approved products and any product candidates that receive marketing approval may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
•
Because we have multiple programs, approved products and product candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular product or product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.
•
We have incurred a significant amount of debt and may in the future incur additional indebtedness. Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•
The ongoing COVID-19 pandemic, including newly discovered variants, could adversely impact our business, including our clinical trials and preclinical studies.

v

PART I

ITEM 1. BUSINESS

Overview

We are a team of experienced drug discoverers, developers and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. We founded BridgeBio in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 30 development programs ranges from early discovery to late-stage clinical development, and our commercial organization is focused on delivering our two approved therapies and preparing for the potential commercial launch of additional therapies. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

•
Discover. We identify novel genetic disease targets and focus only on well-described diseases that can be targeted at their source. Our target identification engine is driven by three core areas of strength. We pair a systematic mapping of the 7,000 known genetic diseases with leading computational genomics and statistical genetics capabilities and partner with top academic institutions. We currently have academic partnerships with a wide variety of institutions. Our target identification process is overseen by an investment committee that is comprised of renowned leaders in cancer and rare disease drug development with proven track records.
•
Create. We select the optimal therapeutic modality to target each disease at its source. We have industry-leading capabilities across four modalities: medicinal chemistry, therapeutic proteins, gene therapy and antisense oligonucleotides. We choose the treatment modality that we believe is best biologically suited to address the root cause of the disease. Our research leaders have a productive history of developing novel therapeutics. Together with the investment committee, the team has previously submitted over 100 Investigational New Drug applications, or INDs, and over 20 New Drug Applications, or NDAs, in aggregate.
•
Test. We have built a leading, global clinical development footprint. We have over 20 ongoing clinical trials across five different therapeutic areas, at over 400 trial sites in 27 countries. Across these trials, we have built a central information repository and operational toolkit for best practices for enrollment, protocol quality, site activation, contract research organization, or CRO, quality and regional performance. Our development is led by expert, dedicated teams in each therapeutic area who have the expertise to pursue unique and creative clinical and regulatory strategy.
•
Deliver. We are building capabilities to deliver our products and, if approved, our product candidates to patients across the globe. We intend to build global commercial infrastructure to leverage our drug and disease expertise, including diagnostic partnerships, disease awareness strategies and country-specific early access programs. We have already pursued commercial partners in strategic geographies for select programs.

We believe we have developed a world class drug engineering platform that is sustainable and scalable, and already producing results. The discovery platform has yielded over 30 programs in the pipeline. We have filed over 10 INDs since 2015 and are testing our product candidates in over 20 clinical trials across the globe.

Our Pipeline

Our pipeline includes over 30 development programs. The following table summarizes our development programs, their estimated patient populations, their therapeutic modalities and their development status:

Of our programs, we believe the following have the greatest potential to drive significant near-term value for our company due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication:

•
Acoramidis (also known as AG10 and BBP-265), a small molecule stabilizer of transthyretin, or TTR, that is in an ongoing Phase 3 clinical trial for the treatment of TTR amyloidosis-cardiomyopathy, or ATTR-CM.
•
Low-dose infigratinib (also known as BBP-831), a small molecule selective FGFR1-3 inhibitor that is in an ongoing Phase 2 clinical trial for the treatment of achondroplasia in pediatric patients.
•
BBP-631, an AAV5 gene transfer product candidate, that is in an ongoing Phase 1/2 clinical trial for the treatment of congenital adrenal hyperplasia, or CAH, driven by 21-hydroxylase deficiency, or 21OHD.
•
Encaleret, a small molecule antagonist of the calcium sensing receptor, or CaSR, that is in an ongoing Phase 2 proof-of-concept clinical trial for Autosomal Dominant Hypocalcemia Type 1, or ADH1.
•
KRAS inhibitor franchise for the treatment of KRAS-driven cancers, which includes our G12C dual inhibitors, PI3Ka:RAS breaker and G12D inhibitor.

PRECISION CARDIORENAL PORTFOLIO

Acoramidis (Eidos): TTR Amyloidosis

Summary

We are developing acoramidis, also known as AG10 and BBP-265, an oral small molecule TTR stabilizer, for the treatment of TTR amyloidosis, or ATTR. A Phase 3 clinical trial in patients with ATTR-CM, known as the ATTRibute-CM study, is currently ongoing. On December 27, 2021, we reported that ATTRibute-CM did not meet its Part A primary endpoint at Month 12. Mean observed six-minute walking distance, or 6MWD, decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively. Both declines were similar to healthy elderly adults and less than prior untreated ATTR-CM cohorts. We observed improvements at Month 12 on the Kansas City Cardiomyopathy Questionnaire Overall Score, or KCCQ-OS, a quality-of-life measurement, N-terminal pro BNP, or NT-proBNP, a cardiac biomarker, and serum TTR concentration, a measure of TTR stabilization. To protect the integrity of Part B, as sponsor, our access to unblinded adverse event data for Part A excluded adverse events leading to a cardiovascular hospitalization (as determined by investigators) excepting events with the outcome of death. Based on these data, acoramidis was generally well-tolerated with no safety signals of clinical concern identified. We anticipate reporting top-line 30-month outcomes data from Part B of the ATTRibute-CM study in mid-2023. We continue to believe acoramidis has the potential to demonstrate benefit on the 30-month hierarchical composite primary endpoint, which utilizes the Finkelstein-Schoenfeld methodology and includes all-cause mortality and cardiovascular hospitalizations.

Disease Overview

ATTR is a disease caused by destabilization of TTR tetramers resulting in progressive amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, which is a molecular structure consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of essential hormones and vitamins. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates and assembles into fibrils that are deposited, predominantly in the heart and nervous system, driving disease pathophysiology.

Cardiomyopathic ATTR is commonly categorized by its genotypic cause with wild-type ATTR cardiomyopathy, or ATTRwt-CM, which results from an age-related process and variant ATTR cardiomyopathy, or ATTRv-CM. Both forms of the disease are progressive and fatal. ATTRwt-CM and ATTRv-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of two to five years from diagnosis if untreated. Progression of both forms of the disease can cause significant disability, impact productivity and quality of life, and create a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRv-CM patients may require frequent hospitalizations and repeated interventions.

The worldwide estimated prevalence of ATTRwt-CM and ATTRv-CM is greater than 400,000 and 40,000, respectively. We believe that cardiomyopathic ATTR is significantly underdiagnosed today. For example, recent literature has suggested that between 10% to 13% of patients diagnosed with heart failure with preserved ejection fraction may, in fact, have undiagnosed ATTR-CM. This single segment represents approximately half of the 6.0 million to 7.0 million estimated people with heart failure in the United States alone. With the increasing availability of disease-modifying therapeutics, disease awareness is heightened.

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

Our Product Concept

Acoramidis is a clinical-stage, orally administered, small molecule TTR stabilizer being developed to treat ATTR at its source by reducing the level of amyloid formation through TTR stabilization. This has been shown in preclinical studies and clinical trials to prevent the dissociation of tetrameric TTR into monomers, and in preclinical studies, to reduce the rate of amyloid fibril formation. In addition, acoramidis has been shown to lead to increased circulating levels of tetrameric TTR. Acoramidis has been designed to bind TTR in a way that causes TTR’s conformational structure to mimic that of the well-characterized T119M variant, a naturally occurring rescue mutation that super stabilizes the TTR tetramer. Known as a trans-allelic trans-suppressor, the T119M variant has been observed to prevent the dissociation of TTR tetramers into monomers; T119M tetramers dissociate 40-fold more slowly than wild-type tetramers in biochemical assays. Known as a trans-allelic trans-suppressor, individuals who coinherit the T119M rescue mutation along with a TTR-destabilizing mutation are protected against the development of ATTR.

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

Clinical Data

Phase 2 Data

In November 2018, we announced Phase 2 data for acoramidis in symptomatic patients with ATTR-CM. The randomized, placebo-controlled, dose-ranging clinical trial included 49 patients with symptomatic ATTR-CM, of which 14 had ATTR-CM. Eligible patients were randomized in a 1:1:1 ratio to placebo or 400 mg or 800 mg of acoramidis twice daily. Overall, acoramidis was well-tolerated in symptomatic ATTR-CM subjects with no safety signals of potential clinical concern attributed to study drug. Acoramidis significantly raised serum TTR concentrations (p < 0.0001) by 50% and 36% in subjects administered 800 mg twice daily and 400 twice daily, respectively, at day 28. Normalized serum TTR levels were observed in all actively treated subjects at day 28. p-value is a statistical calculation that relates to the probability that the difference between groups happened by chance, with a p-value of less than 0.05 (i.e., less than 5% probability that the difference happened by chance) generally being used as the threshold to indicate statistical significance.

In November 2019, we announced data from our Phase 2 open-label extension, or OLE, suggesting long-term tolerability of acoramidis and stabilization of ATTR-CM disease measures. Acoramidis was well-tolerated in the OLE and no safety signals of potential clinical concern were attributed to study drug. The rate of all-cause mortality (including either death or cardiac transplantation, 8.5%) and cardiovascular-related hospitalizations (proportion experiencing at least one event, 25.5%) observed in an exploratory analysis of OLE participants following a median of 15 months since Phase 2 initiation were lower than those observed at 15 months in placebo-treated patients in the ATTR-ACT study (all-cause mortality including death or cardiac transplantation, 15.3%; cardiovascular-related hospitalizations, 41.8%).

Phase 3 Data

In February 2019, we initiated ATTRibute-CM, a global Phase 3 randomized, placebo-controlled clinical trial of acoramidis in ATTR-CM. ATTRibute-CM enrolled 632 subjects with symptomatic ATTR-CM, associated with either wild-type or variant TTR and New York Heart Association, or NYHA, Class I-III symptoms. Subjects were randomized 2:1 between treatment (acoramidis 800 mg) and placebo twice daily in a two-part trial. In Part A, change in 6MWD at 12 months was compared between treatment and placebo groups as a potential registrational endpoint. In Part B, the study will continue for a total duration of 30 months, at which point the hierarchical composite primary endpoint including all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups. Secondary endpoints include quality of life as assessed by the KCCQ-OS, safety parameters, serum TTR levels, a measure of TTR stabilization, and NT-proBNP levels, a cardiac biomarker. In Part B, concomitant use of tafamidis may be allowed. A schematic of the trial is shown below:

On December 27, 2021, we reported in a topline data release that Part A of the ATTRibute-CM study did not meet its primary endpoint of change from baseline in 6MWD (p = 0.76). Mean observed 6MWD decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively. Decline observed in both arms of ATTRibute-CM was similar to expected functional decline in healthy elderly adults. We observed improvements in acoramidis-treated participants relative to placebo-treated participants at Month 12 on secondary and exploratory endpoints including KCCQ-OS, NT-proBNP, and serum TTR concentration.

Acoramidis was generally well-tolerated with no safety signals of clinical concern identified. To protect the integrity of Part B, as sponsor, our access to unblinded adverse event data for Part A excludes adverse events leading to a cardiovascular hospitalization (as determined by investigators) excepting events with the outcome of death. Adverse events, or AEs, occurred in 85.3% of placebo-treated participants and 91.9% of acoramidis-treated participants. In both the placebo and active treatment groups, most of the AEs were mild to moderate in severity. Serious adverse events, or SAEs, occurred in 23.2% of placebo-treated participants and 20.2% of acoramidis-treated participants. AEs leading to death occurred in 6.2% of placebo-treated participants and 4.5% of acoramidis-treated participants.

We continue to believe acoramidis has the potential to demonstrate benefit on the 30-month hierarchical composite primary endpoint, which utilizes the Finkelstein-Schoenfeld methodology and includes all-cause mortality and cardiovascular hospitalizations. We anticipate reporting top-line 30-month outcomes data from Part B of the ATTRibute-CM study in mid-2023.

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases as a result of heightened disease awareness and the adoption of non-invasive diagnostic techniques. The number of identified ATTR-CM patients in the United States has grown from less than 5,000 in 2019 to more than 30,000 in 2021. As such, if acoramidis is approved, we believe that there could be a significant population of newly diagnosed patients that could be treated with acoramidis who have not previously been treated with a disease-modifying therapy. If approved, we believe that acoramidis could have meaningful commercial potential. Further, we believe that acoramidis, if approved, has the potential to demonstrate benefit as a best-in-class stabilizer for the treatment of ATTR.

Competition

If acoramidis is approved as a treatment for ATTR-CM, we expect to face competition from Vyndaqel / Vyndamax (tafamidis meglumine / tafamidis), which is approved in certain territories, including the United States, the European Union, and Japan as a treatment for ATTR-CM. Additionally, there are a number of RNAi, antisense oligonucleotide, antibody, and gene editing product candidates that are currently in development as potential treatments for ATTR-CM.

Encaleret: Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Encaleret is an oral small molecule antagonist of the calcium sensing receptor, or CaSR, that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1, or ADH1. We are currently studying encaleret in an ongoing Phase 2b clinical trial as a potential treatment for patients with ADH1. We reported early results from this study in 2021. In 13 participants in the Phase 2b study, encaleret normalized mean blood calcium and 24-hour urine calcium excretion, increased parathyroid hormone, or PTH, and decreased phosphate into the normal range during both Periods 1 and 2. Encaleret was well-tolerated when administered once or twice daily over 5 days, with no SAEs reported. Encaleret has been granted orphan drug and fast track designations by the FDA for the treatment of autosomal dominant hypocalcemia. Encaleret has also been grated orphan designation by the European Commission as a treatment for hypoparathyroidism, inclusive of ADH1.

Our Product Concept

Encaleret is an investigational small molecule antagonist of the CaSR. It has been studied in more than 1,200 human subjects in its prior development and was observed to increase serum calcium in a dose-dependent manner. The rationale for developing encaleret as a potential treatment for patients with ADH1 is based on both non-clinical and clinical evidence. Antagonists of the CaSR have been shown, in both in vitro and in vivo models, to shift the aberrant CaSR “set-point” back towards a normal IC50 for calcium, resulting in increased PTH secretion, elevation of blood calcium concentrations, and reduction of urinary calcium excretion in cellular and animal models of ADH1. By selectively antagonizing the CaSR, encaleret may restore normal CaSR function in individuals with ADH1 and may address symptoms associated with hypocalcemia and hypercalciuria.

Clinical Development Plan

A single-center Phase 2b study investigating encaleret in ADH1 at the National Institutes of Health is ongoing. We anticipate reporting complete results from this study in 2022. We also plan to initiate a Phase 3 registrational study in ADH1 in 2022.

Competitors

Encaleret is the only molecule that has been publicly disclosed to be in development specifically for the treatment of ADH1. There are other identified companies developing compounds for the treatment of hypoparathyroidism using recombinant parathyroid hormone analogs or PTH receptor agonists: Takeda Pharmaceutical Company (Natpara), Ascendis Pharma A/S (TransCon PTH), Amolyt Pharma (AZP-3601), Chugai Pharmaceutical Company (PCO371), EnteraBio Ltd. (EB612), and Extend Biosciences Inc. (EXT607).

BBP-711: Primary Hyperoxaluria and Recurrent Stone Formers

BBP-711 is an oral, small molecule inhibitor of glycolate oxidase, or GO, that we are developing for the treatment of primary hyperoxaluria and patients who experience recurrent kidney stones. BBP-711 is currently in clinical development. BBP-711 has received orphan drug designation from the FDA and EMA as a treatment of primary hyperoxaluria type 1, or PH1. BBP-711 has also been designated as a drug for a rare pediatric disease for treatment of PH1.

PH1 is a rare, autosomal-recessive inborn error of metabolism driven by mutations in the AGXT gene, which codes for the enzyme alanine-glyoxylate aminotransferase, or AGT.  Deficiencies in the AGT enzyme translate into the incapacity of PH1 patients to detoxify glyoxylate into glycine. As a result, glyoxylate is oxidized into oxalate, which cannot be metabolized by humans. Elevated oxalate levels form calcium oxalate, or CaOx, crystals, and subsequently kidney stones, which damage the kidneys, culminating in renal dysfunction. Prevalence for PH1 is estimated to be 5,000 patients in the United States and the European Union. Due to heterogeneous symptom presentation and similarity with other diseases, we believe that the disease is underdiagnosed. Standard of care involves symptomatic management through supplementation with vitamin B6, increased fluid intake, and citrate, to intensive dialysis and lithotripsy. Ultimately, the only curative treatment is a combined liver and kidney transplant.

In individuals without a primary form of hyperoxaluria, elevated excretion of oxalate can be caused by increased dietary absorption of oxalate, endogenous production of oxalate, or a combination of the two. Hyperoxaluria from increased dietary or endogenous production of oxalate also increase the risk for recurrent CaOx nephrolithiasis and is associated with chronic kidney disease, or CKD, progression. The prevalence of nephrolithiasis is high (e.g., approximately 9% in the United States) and has been increasing globally. Clinical stone events cause substantial pain, often require surgical intervention, and may be associated with severe complications including infections and renal failure, ultimately resulting in substantial medical resource utilization. Presentation typically occurs in working-age adults, resulting in substantial impact to quality of life and functional status. Though increased fluid consumption and diuretic medications can decrease the risk of recurrent nephrolithiasis, the rate or recurrence following an initial stone event remains high, and there are few pharmaceutical options for recurrent stone formers. We estimate the prevalence of recurrent stone formers with hyperoxaluria to be 1.5 million in the United States and the European Union.

Our Product Concept

BBP-711 is a clinical-stage, orally administered, small molecule inhibitor of GO. Peroxisomal GO has been shown to be a safe and efficient target for substrate reduction therapy in PH1 via nonclinical animal studies and clinical trials in PH1 patients. GO-deficient mice exhibit no phenotype other than elevated plasma and urine glycolate levels, consistent with case reports of individuals with a null mutation in the human hydroxyacid oxidase 1 (HAOX1) gene. Furthermore, GO-deficient mice crossed with mouse models of PH1 (Agxt-/-) result in double knockout mice that have a significantly decreased hyperoxaluric phenotype relative to PH1 mice. Knockdown of GO via the RNA interference therapeutic lumasiran similarly decreased the hyperoxaluric phenotype in PH1 mice, with urinary oxalate concentrations reduced by up to 50% after a single dose. Targeting GO by the RNA interference therapeutic lumasiran, reduced urinary oxalate by a mean of 65% in patients with PH1. As a consequence, inhibition of GO results in marked increases of glycolate levels, which is soluble and readily excreted in the urine. The resulting glycolic aciduria is not expected to raise any safety concern.

Based on the available evidence on the mechanism of action, administration of BBP-711 is predicted to lower plasma oxalate levels and urinary oxalate excretion in patients with hyperoxaluria.

Clinical development plan

We initiated a First-in-Human Phase 1 study in healthy adult volunteers in 2021. We anticipate reporting results from this study in 2022.

Competitors

Other identified competitors developing or commercializing treatments for hyperoxaluria (excluding enteric hyperoxaluria) include Alnylam Pharmaceuticals, Inc. (lumasiran), Dicerna Pharmaceuticals Inc. (nedosiran), Chinook Therapeutics Inc. (CHK-336), and BioMarin Pharmaceuticals Inc. (BMN-255).

MENDELIAN PORTFOLIO

Fosdenopterin: MoCD Type A

Fosdenopterin, an intravenous, or IV, formulation of synthetic cyclic pyranopterin monophosphate, or CPMP, was developed as a treatment of molybdenum cofactor deficiency, or MoCD, Type A. Fosdenopterin, under the brand name NULIBRY, was approved by the FDA in February 2021 for patients with MoCD Type A. The NULIBRY approval came with orphan drug exclusivity and a priority review voucher.

Fosdenopterin also has an orphan drug designation for the treatment of MoCD Type A with the EMA. In November 2021, we submitted a Marketing Authorization Application, or MAA, with the EMA. The MAA is undergoing an Accelerated Assessment Review by the EMA through a Centralized Procedure.

In June 2021, we, through our partnership with Medison, submitted a New Drug Application to the Ministry of Health in Israel seeking an approval as a treatment of MoCD Type A. The application is currently under Fast Track Review

MoCD Type A is an ultra-rare autosomal recessive inborn error of metabolism caused by disruption in molybdenum cofactor, or MoCo, biosynthesis which results in deficiencies in multiple enzyme activities, including sulfite oxidase, or SOX, and leads to uncontrolled sulfite toxicity in the brain. The disease typically presents very early in life, with median presentation at first day of life. The disease is characterized by severe and rapidly progressive acute sulfite-related neurological damage and associated heterogeneous neurological sequelae including seizures, feeding difficulties and in most cases death, with the median survival estimated to be approximately three years. Utilizing a conservative and less conservative variant dataset with associated pathogenicity scores, researchers calculated that the overall incidence of MoCD Type A is within the range of one in 341,690 to 411,187. NULIBRY is the only available treatment approved for any form of MoCD. Prior to NULIBRY approval, supportive care and anti-convulsant therapy have been used to manage symptoms.

Low-dose Infigratinib: Achondroplasia

Summary

We are developing low-dose infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, or TKI, for the treatment of achondroplasia. While we are also investigating infigratinib as a potential treatment for certain oncology indications, we are utilizing a significantly lower dose in children with achondroplasia than we are for our oncology programs. We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia and PROPEL 2, a Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia. We anticipate that we will report initial data from PROPEL 2 in mid-2022.

Condition Overview

Achondroplasia is the most frequent cause of disproportionate short stature, and mutations in the FGFR3 gene have been shown to be the molecular source of the condition. Achondroplasia has a prevalence of greater than 55,000 in the United States and European Union, and an estimated worldwide incidence of one in 10,000 to 30,000 live births. The condition leads to a disproportionate short stature with anomalies in bone development and potential for foramen magnum stenosis, spinal stenosis, cardiovascular complications and obesity. The average height is approximately 4’4” for a male and 4’1” for a female with achondroplasia. Lifespan and intelligence are most often normal.

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, there is only one medicine approved for marketing by the FDA or the EMA for the treatment of achondroplasia: Voxzogo / vosoritide, a C-type natriuretic peptide, or CNP, analog which activates the MAPK pathway but not the STAT1 pathway.

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

PROPEL 2 is designed as an open-label, dose-escalation and expansion trial in children with achondroplasia prior to growth plate closure. The primary objective of this study is to assess safety and tolerability in children with achondroplasia. Secondary objectives will include PK analyses, change in growth velocity, and assessment of quality of life. We anticipate that we will report initial data from PROPEL 2 in the second half of 2022.

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

BBP-418: Limb Girdle Muscular Dystrophy Type 2i

BBP-418 is an orally administered therapy for the treatment of Limb-Girdle Muscular Dystrophy type 2i, or LGDM2i. We are currently studying BBP-418 in an ongoing open-label Phase 2 clinical trial with top-line data expected in 2022. Subject to successful Phase 2 read-out, we anticipate initiating a global Phase 3 clinical trial in 2022.

LGMD2i is an inherited neuromuscular disorder characterized by lower-limb weakness and loss of ambulation, and possible pulmonary and cardiac dysfunction. BBP-418 has a potentially addressable population of 7,000, including both LGMD2i and other dystroglycanopathies, in the United States and European Union. Currently, there is no disease-modifying treatment available. Standard of care is supportive care to alleviate end organ dysfunction.

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

We have completed our Phase 2 clinical trial in patients with RDEB. We anticipate that we will provide data from the Phase 2 study in early 2022. We have also initiated a Phase 2 extension study, which will provide drug to two patients and extend dosing out to six months.

BBP-671: PKAN and Organic Acidemias

BBP-671 is an oral, small molecule, allosteric activator of pantothenate kinases that we are developing for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Organic Acidemias, or OAs. BBP-671 is currently in Phase 1 development. The healthy volunteer portion of the Phase 1 has completed, demonstrating initial safety and tolerability, target engagement, and suitable PK for BBP-671. BBP-671 has received orphan drug designation as a treatment of propionic acidemia, or PA, and as a treatment of PKAN in the United States and the European Union. BBP-671 was also designated as a drug for a rare pediatric disease for treatment of both PKAN and PA.

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

Venous malformations, or VMs, are large, disorganized veins that can cause significant morbidity due to functional impairment, pain, bleeding and disfigurement. Lymphatic malformations, or LMs, involve the lymphatic vessels and cause functional impairment and pain similar to VM, lymphatic leakage and disfigurement. The prevalence of VMs and LMs is greater than 75,000 and 42,000 in the United States and the European Union, respectively, in the skin.  Standard of care is generally non-disease-modifying and invasive and ranges from compression bandages and aspirin, to laser ablation, surgical resection and sclerotherapy.

BBP-561: Netherton Syndrome

BBP-561 is a topical KLK5/7 inhibitor that we are developing for the treatment of Netherton Syndrome. BBP-561 is currently in preclinical development.

Netherton Syndrome is a devastating genetic disease characterized by skin breakdown complicated by risk of sepsis, severe malnutrition, and dehydration in affected neonates. It can additionally lead to chronic problems including allergy, infection and inflammation. The prevalence is approximately 4,000 to 17,000 patients in the United States and the European Union, respectively. No disease-modifying therapy exists. Palliative and preventative treatments are used to manage symptoms.

BBP-472: PI3KB Inhibitor for Autism-Spectrum Disorder Characterized by Loss of PTEN Protein

BBP-472 is a series of small molecule PI3KB inhibitors being designed to balance kinase signaling in the brain for the treatment of children with autism-spectrum disorders characterized by loss of the PTEN protein. BBP-472 is currently in preclinical development.

PRECISION ONCOLOGY PORTFOLIO

Infigratinib: FGFR-Driven Cancers

We are developing infigratinib, an oral FGFR1-3 selective TKI for the treatment of FGFR-driven cancers.

We obtained approval for TRUSELTIQ™ (infigratinib) from the FDA in May 2021 for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2, or FGFR2, fusion or other rearrangement as detected by an FDA-approved test. The review was conducted under Project Orbis, an initiative of the FDA Oncology Center of Excellence that allows for concurrent submission and review of oncology drugs among participating international regulatory agencies. Health Canada and the Therapeutics Good Administration, or TGA, of Australia concurrently reviewed our application under the program. Health Canada issued conditional approval of TRUSELTIQ in September 2021 and TGA provisionally registered TRUSELTIQ in November 2021. Our partner, Helsinn Group, filed a MAA with the EMA in late 2021 for infigratinib as a second-line or later therapy in patients with advanced and/or metastatic CCA with FGFR2 fusions or translocations. Helsinn announced EMA acceptance of the MAA in December 2021, confirming that the submission is sufficiently complete to begin the formal review process. Additionally, we are studying infigratinib as a potential treatment for FGFR-driven cancers in multiple ongoing clinical trials:

•
a Phase 3 randomized, open-label clinical trial of infigratinib as a first-line therapy for CCA compared to gemcitabine and cisplatin in advanced and/or metastatic CCA with FGFR2 fusions or translocations;
•
a Phase 3 randomized, double-blind, placebo-controlled clinical trial in cisplatin-ineligible adjuvant UC with FGFR3 genomic alterations;
•
a Phase 2 single-arm clinical trial in patients with advanced or metastatic solid tumors harboring FGFR1-3 gene fusions or genetic alterations; and
•
a Phase 2 single-arm clinical trial in patients with locally advanced or metastatic gastric cancer or gastroesophageal junction adenocarcinoma with FGFR2 genetic amplification or other advanced solid tumors with other FGFR genetic alternations who have failed in 2nd line or above treatment.

We received Fast Track Designation in adults with first-line advanced or metastatic cholangiocarcinoma, and the FDA and EMA have granted orphan drug designation for infigratinib as a treatment of cholangiocarcinoma.

BBP-398: Targeting Multiple Oncology Indications

BBP-398 is a small molecule inhibitor of SHP2 that we are developing as a potential treatment of cancers driven by hyperactive receptor tyrosine kinase, or RTK, or MAPK signaling.

We are currently enrolling patients in a Phase 1 monotherapy dose escalation and expansion clinical trial in patients with RAS and RTK mutations. We anticipate providing a clinical update in mid-2022. Our Phase 1 monotherapy expansion trial will commence in the first half of this year and will study patients with RTK and NF1 loss of function mutations.

In 2022, we plan to initiate Phase 1 combination trials with BBP-398 in combination with KRASG12C, PD-1 and EGFR inhibitors. We entered into a co-development agreement with Bristol-Myers Squibb Company in July 2021 for the development of BBP-398 in combination with nivolumab. We also entered into an agreement with Amgen Inc. in January 2022, to supply sotorasib for our planned KRASG12C combination trial. The Phase 1 clinical trial studying BBP-398 and osimertinib (EGFR) will be run in China by our partner, LianBio. LianBio has development and commercialization rights to BBP-398 in China and select Asian markets under our Exclusive License Agreement that we entered into with LianBio in August 2020.

BBP-454: KRAS-Driven Cancers

BBP-454 is a preclinical development program focused on approaches to inhibit KRAS through novel selective mechanisms for the treatment of KRAS-driven cancers.

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

BBP-954: Multiple Oncology Indications

BBP-954 is a preclinical discovery program for irreversible inhibitors of glutathione peroxidase 4, or GPX4, for the treatment of solid and hematological cancers. We entered into a co-development partnership with Helsinn in November 2021.

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

GENE THERAPY

BBP-631: Congenital Adrenal Hyperplasia

Summary

We are developing BBP-631, a AAV gene transfer product candidate, for the treatment of CAH, caused by 21OHD. BBP-631 was granted Fast Track designation from the FDA for the treatment of congenital adrenal hyperplasia 21-hydroxylase deficiency in 2021. We anticipate initial data from a Phase 1/2 first-in-human clinical trial of BBP-631 in the second half of 2022.

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

Our Product Concept

BBP-631 is an intravenously administered AAV5 gene transfer product candidate designed for the treatment of CAH due to 21OHD by replacing the 21OH enzyme in the adrenal cortex. Replacement of enzyme function has the potential to normalize flux through the pathway, simultaneously addressing the lack of cortisol and aldosterone, as well as the excess of testosterone and other androgens. Genotype-phenotype correlation studies in CAH suggest that non-classic patients, who are often asymptomatic and do not require treatment, have enzyme activity that is as little as 10% to 20% of normal individuals. We believe that an AAV gene therapy may be able to restore this level of enzymatic activity in CAH patients with both simple virilizing and salt-wasting forms of disease, providing substantial clinical impact and potentially eliminating the need for treatment with exogenous steroids. BBP-631 was granted both FDA and EMA orphan drug designation in 2018 for the treatment of CAH caused by 21OHD.

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

Key Competitors

There are two alternative therapeutic classes being investigated for treatment of CAH. The first are corticotropin-releasing factor type 1, or CRF1, receptor antagonists. CRF1 receptor antagonists regulate the release of adrenocorticotropic hormone, or ACTH, from the pituitary gland, which stimulates androgen and cortisol synthesis in the adrenal gland. In healthy individuals, endogenous cortisol provides negative feedback to the release of ACTH, which keeps androgen synthesis well-regulated. Because this negative feedback is severely impaired in CAH patients, supraphysiologic doses of exogenous steroids are required to normalize androgen synthesis in these patients. While CRF1 receptor antagonists may regulate androgen synthesis, they do not address the lack of cortisol or aldosterone production in these patients. Therefore, steroid supplementation is still required with CRF1 receptor antagonists. Two CRF receptor antagonists, Crinecerfont (under development by Neurocrine Biosciences, Inc.) and Tildacerfont (under development by Spruce Biosciences, Inc.), are currently in Phase 3 and Phase 2b clinical trials, respectively.

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

BBP-812: Canavan Disease

BBP-812 is an AAV gene therapy product candidate that we are developing for the treatment of Canavan Disease. BBP-812 was granted Fast Track designation from the FDA for the treatment of Canavan Disease in 2021. We anticipate initial data from a Phase 1/2 first-in-human clinical trial of BBP-812 in the second half of 2022.

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

BBP-818: Galactosemia

BBP-818 is a preclinical AAV gene therapy product candidate that we are developing for the treatment of classic galactosemia. Classic galactosemia is caused by severe deficiency of the enzyme galactose-1-phosphate uridylyltransferase, or GALT. The majority of infants with classic galactosemia are detected through newborn screening and placed on lifelong dietary restriction of galactose. Despite early detection and strict adherence to diet, children may experience language delay, speech defects, learning disabilities, cognitive impairment, osteopenia, and in females, primary ovarian insufficiency.

Preclinical studies in a mouse model of classic galactosemia conducted by Dr. Kent Lai at the University of Utah have shown that our BBP-818 therapy restored up to 72% of wild-type levels of GALT enzyme in the brain.

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

Sales and Marketing

We are building a commercial infrastructure in the United States and selected other territories to support the commercialization of our two approved therapies and of each of our product candidates when we believe a regulatory approval in a particular territory is likely. Because most of our target indications are rare diseases with a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we currently believe that we can effectively address each market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. To date, we have two approved therapies, TRUSELTIQ (infigratinib) for the treatment of patients with previously-treated locally advanced or metastatic cholangiocarcinoma (CCA) harboring an FGFR2 fusion or rearrangement, and NULIBRY (fosdenopterin) for injection as the first therapy to reduce the risk of mortality in patients with MoCD Type A.

We evaluate our commercialization strategy as we advance each product candidate through clinical development and to regulatory approval. In any core markets outside of the United States that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our products and product candidates, if approved. We currently do not expect that we will require large pharmaceutical partners for the commercialization of any of our products or product candidates, if approved, although we may consider partnering in certain territories or indications or for other strategic purposes, as we have done for TRUSELTIQ.

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

Our success will depend on our ability to obtain and maintain patent and other proprietary rights protecting our commercially important technology, inventions and know-how related to our business, defend and enforce our current and future issued patents, if any, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We continually assess and refine our intellectual property strategy in order to best fortify our position, and file additional patent applications when our intellectual property strategy warrants such filings. We also rely on know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our intellectual property portfolio. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific, and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any patents, if issued, will provide sufficient protection from competitors.

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

As of February 23, 2022, our intellectual property portfolio is composed of 116 issued patents and 115 patent applications that we license from academic and research institutions and other third parties, and 32 issued patents and 304 pending patent applications that we own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.

QED Therapeutics, Inc.

For our subsidiary, QED Therapeutics, Inc., we license rights from Novartis to two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of BBP-831. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030. The issued U.S. patents are expected to expire between 2028 and 2029, which takes into account patent term adjustments granted by the USPTO as well as a terminal disclaimer of one issued patent to another U.S. patent. Upon the initial approval of infigratinib, QED applied for 1,517 days of patent term extension, or PTE, for the U.S. patent covering the infigratinib compound; assuming grant of the PTE application, the term of this patent may be extended from August 25, 2029, to October 19, 2033.

We also license rights from Novartis to two issued U.S. patents, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to pharmaceutical formulations containing BBP-831. The issued patents and patent applications, if issued, are expected to expire in 2034. In addition, we license rights from Novartis to one issued U.S. patent, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to methods of treating hypophosphatemic disorders. The issued patents and patent applications, if issued, are expected to expire in 2033.

We also license rights from Inserm Transfert ESA and Assistance Publique-Hôpitaux de Paris to one issued U.S. patent and one pending U.S. patent application, and one granted patent in Europe, that are directed to methods of treating achondroplasia using BBP-831. The issued U.S. patent, granted patent in Europe, and the pending patent application, if issued, are expected to expire in 2032.

In addition, QED Therapeutics, Inc. owns three pending U.S. patent applications, one pending PCT patent application, and related pending foreign patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to methods of treating various cancers or skeletal disorders using BBP-831. If any patents issue from these patent applications, such patents would be expected to expire between 2040 and 2042.

Eidos Therapeutics, Inc.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to nine issued U.S. patents, two pending U.S. patent applications, one issued European patent, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to acoramidis. These patents are expected to expire in 2031 or 2033.

In addition, we own three issued U.S. patents, four pending U.S. patent applications, and 51 related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico, with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and formulations relating to acoramidis. The issued U.S. patents are expected to expire in 2038 or 2039. The pending U.S. and foreign patent applications, if issued, are also expected to expire in 2038 or 2039.

Adrenas Therapeutics, Inc.

For our subsidiary Adrenas Therapeutics, Inc., we own two pending U.S. patent applications and six related foreign patent applications pending in various jurisdictions including Canada, China, Europe, Japan, and Korea with claims directed to recombinant AAV vectors relating to BBP-631 and dosing of the same. These patent applications, if issued, are expected to expire in 2039 or 2042.

Phoenix Tissue Repair, Inc.

For our subsidiary Phoenix Tissue Repair, Inc., we license rights from the University of Southern California, or USC, to two issued U.S. patents, one pending U.S. patent application, and three related foreign patents issued in Europe and Hong Kong with claims directed to methods of treating epidermolysis bullosa with collagen 7. The issued U.S. and foreign patents and the pending U.S. patent application, if issued, are expected to expire in 2027 or 2028. We also license rights from USC to five foreign patents issued in various jurisdictions including Australia, Europe and Japan, with claims relating to the use of collagen 7 in combination with another agent to heal skin wounds. These foreign patents are expected to expire in 2031.

We also own six issued U.S. patents, six pending U.S. patent applications, nine foreign patents, and over 20 foreign patent applications pending in various jurisdictions with claims relating to collagen 7 materials and methods relating to the same. These patents and patent applications include pending and/or issued claims relating to collagen 7 detection assays, methods of making and purifying collagen 7, methods of treating subjects having age-related disorders with collagen 7, collagen 7 compositions, and methods of treating epidermolysis bullosa with collagen 7. These patents and patent applications, if issued, are expected to expire between 2026-2042.

TheRas, Inc.

Our subsidiary TheRas, Inc. co-owns with Leidos Biomedical Research, Inc., or Leidos, and Lawrence Livermore National Security, LLC, or Livermore, three pending U.S. patent applications, one pending PCT application, and two pending foreign applications with claims directed to modulators of K-RAS, which include claims to the modulators as composition of matter and their use in therapy, including the treatment of cancer. Any patents issuing from this application are expected to expire in 2042 or 2043. In addition, TheRas co-owns with Leidos and Livermore one pending U.S. patent application with claims directed to compounds that may disrupt interactions between PI3Kα and small GTPases, which include claims to the compounds as composition of matter and their use in therapy, including the treatment of cancer. Any patents issuing from this application are expected to expire in 2043.

Our Material Agreements

Acoramidis

License Agreement with Alexion

In September 2019, through our subsidiary Eidos Therapeutics, Inc., or Eidos, we entered into a license agreement, or the Alexion License Agreement, with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc., or together, Alexion, to develop and commercialize acoramidis in Japan. Additionally, in September 2019, Eidos entered into a stock purchase agreement with Alexion, pursuant to which Eidos sold to Alexion 556,173 shares of its common stock for aggregate cash proceeds of $25.0 million. Under the terms of the Alexion License Agreement, Eidos granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize acoramidis in Japan. In consideration for the license grant, Eidos received an upfront payment of $25.0 million, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, Eidos is entitled to receive royalties in the low double-digits on net sales by Alexion of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

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

Under the terms of the Novartis License, we made a one-time payment of $15.0 million to Novartis and agreed to issue shares of Series A preferred stock of QED valued at approximately $1.7 million in the aggregate to Novartis. In addition, we are obligated to make contingent milestone payments totaling $60.0 million upon achievement of certain regulatory milestones. We are also obligated to make contingent milestone payments totaling $35.0 million upon achievement of certain sales milestones for therapeutic products incorporating BBP-831. QED also agreed to pay Novartis tiered low double-digit royalties on net sales of therapeutic products incorporating BBP-831. Following FDA's approval of TRUSELTIQ in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million.

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

In 2021, we paid Alexion a $2.0 million regulatory milestone upon the FDA’s approval of NULIBRY, a $1.0 million sales-based milestone payment, and $15.0 million as a result of the sale of the PRV to Eidos.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight by institutional biosafety committees, or IBC's, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defied as (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

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

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, or RMATs, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A sponsor may request that the FDA designate a product candidate as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the product candidate meets the criteria, including whether there is preliminary clinical evidence indicating that the product candidate has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences to applicable regulatory authorities, complying with promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, requirements for promotional activities on the internet, restrictions on promoting products for unapproved uses or in patient populations that are not described in the product's approved label (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatment, but the FDA regulations do impose stringent restrictions on manufacturers' communications regarding off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication, and may be required to be reviewed in advance in certain circumstances such as for products that receive accelerated approval.

Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials. Such regulatory reviews can result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

The FDA may also place other conditions on approvals including the requirement for a REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements, if problems occur following initial marketing or if the FDA determines that the product is no longer safe or effective.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. NDA and BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall or withdrawal of the product from the market.

Any distribution of prescription drugs and biologics and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or PDMA, and the PHSA. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law's requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.

Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug or biologic reaches the market. Corrective action could delay drug or biologic distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug or biologic, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may require revisions to the approved labeling to add new safety information, including the addition of new warning and contraindications; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
mandated corrective advertising or communications with doctors;
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

Healthcare providers, physicians, and third party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and physicians and any future arrangements with third party payers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act, and the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA).

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal civil False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, including the Final Omnibus Rule published in January 2013, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates, independent contractors, or agents of health covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security, and transmission of individual identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. Additional federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, some of which may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including, for example, the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. We must also comply with federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (PBMs), unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current U.S. presidential administration and may be amended or repealed. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order which terminated the cost sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 rescinded the Most Favored Nations rule.

Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

U.S. Patent Term Extension and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of a drug or biologic, some U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits extension of a patent term of up to five years beyond the normal expiration date of the patent as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. An NDA or BLA applicant may apply for extension of patent term for its currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial.

The new Regulation overhauls the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, it provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of marketing authorizations.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human use, or CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops,, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that: (1) are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MAA for a UK or Great Britain MA. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU).

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If an MA is obtained and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Regulatory Requirements After a Marketing Authorization has been Obtained

If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion, and sale of medicinal products. These include:

•
Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•
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

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein, and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

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

Coverage and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational

Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some Member States provide that products may be marketed only after the proposed pricing has been approved. Some Member States may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Member States may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

As of December 31, 2021, we and our subsidiaries, to which we refer as our affiliates, had 576 full-time employees and two part-time employees. Of these, 400 focus on driving forward research and development programs, either directly or through our affiliates, and 178 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Total Rewards

To attract and retain top talent, we offer a competitive total rewards package. We peg total direct compensation at the upper end of market. We link a portion of every employee’s compensation to performance through a performance bonus program. To create a sense of ownership and align employee incentives with our long-term success, we offer eligible employees equity ownership in the company through stock option or restricted stock unit grants and our employee stock purchase plan. We also designed a program to incentivize affiliate-level employees to achieve specific milestones at core value-inflection points, such as IND or NDA approval.

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

In 2021, our Diversity, Equity & Inclusion, or DE&I, Steering Committee continued their impactful work in carrying out the DE&I vision for BridgeBio. One of the Committee’s major achievements was the successful rollout of Unconscious Bias education workshops across the Company. The workshops drove thoughtful discussion and direct action in hiring and performance evaluations. The DE&I sub-committees also designed and implemented point solutions to address issues that were surfaced through related focus groups and surveys. Among the many DE&I events the Committee organized and held throughout the year, we launched a DE&I Lunch & Learn series that focused on the prominent issues impacting underrepresented minorities in healthcare clinical trials and how we, as a company, can do our part to help address these disparities.

After building a strong foundation in 2020, the Women at Bridge employee resource group continued to have an impact across the Company in 2021. We built upon our speaker series and featured talks from influential women in the sciences, including members of our Board of Directors. Our mentorship program continued to drive impact as well. The success of Women at Bridge inspired a second employee resource group to emerge, Asians@Bridge, in the third quarter of 2021.

Response to COVID-19

With the continuation of the COVID-19 global pandemic, we continue to take extra precautions to reduce the risk of virus exposure for all employees, and to place our employees’ health and safety front and center. Our response to the pandemic in 2021 revolved around four major components: (1) adequate safety protocols; (2) mask mandates; (3) testing requirements; and (4) vaccination requirements.

•
Safety protocols: Building off the strong framework we laid in 2020, we continued to tune our protocols in accordance with federal, including Center for Disease Control and Prevention, state, and local guidelines. Our Covid Task Force, formed in 2020, met and continues to meet regularly to ensure we are staying on top of the rapidly changing situation across all of our facilities, and communicating these changes to our employees in a timely manner.
•
Mask mandates: One of our particular areas of focus was around masking. We chose to lean on the conservative side, ensuring that we follow local guidelines at all times, with employees informed in a timely manner if facility masking requirements changed.
•
Testing: At the beginning of 2021, we mandated, and subsidized, testing for all employees that were required to be in a facility every day, including those who work in our laboratories. We subsequently removed the testing requirement once vaccines were more common and required for people to be in the office. In addition, in advance of any larger scale events, we worked to ensure that all attendees attested to having obtained a negative test prior to attendance.
•
Vaccines: We made the decision in 2021 to mandate vaccines for all of our employees in the wake of President Biden’s and the Occupational Safety and Health Administration’s mandate. We created a vaccine exemption request review committee and implemented a formal process for evaluating those with either a medical or a sincerely held religious belief exemption request.

Corporate and Other Information

We were incorporated as a Delaware corporation in 2019 under the name BridgeBio Pharma, Inc. Our principal executive offices are located at 421 Kipling Street, Palo Alto, CA 94301. Our telephone number is (650) 391-9740.

Our web page address is https://bridgebio.com. Our investor relations website is located at https://investor.bridgebio.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.

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

Risks Related to Our Financial Position and Growth Strategy

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have not generated significant revenue since inception, which, together with our limited operating history, may make it difficult for you to assess our future viability.

Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a newly commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Our subsidiaries, on whose success we largely rely, are primarily early-stage biopharmaceutical companies. To date, we have focused principally on identifying, acquiring or in-licensing and developing our products and product candidates at the subsidiary level, almost all of which are in discovery, lead optimization, preclinical or clinical development. While we have two approved products, our pipeline of product candidates will require substantial additional development time, including extensive clinical research, and resources before we would be able to apply for or receive additional regulatory approvals and begin generating revenue from sales of those product candidates, if approved.

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2021, 2020 and 2019 were $586.5 million, $505.5 million and $288.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1.4 billion. We currently have two products approved for commercial sale, but have not generated any significant revenues from product sales, and have financed operations solely through the sale of equity securities and debt financings. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, as a result of the ongoing COVID-19 pandemic, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures with respect to our ongoing clinical trials, such as enabling alternate site, telehealth and home visits and at-home drug delivery, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations, or CROs, for non-clinical laboratory activities and engagement with contract manufacturing organizations, or CMOs, to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to conduct nonclinical or preclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. We anticipate incurring significant costs associated with commercializing our approved products and any future product candidates, if approved, and ongoing compliance efforts.

We may never be able to successfully commercialize a marketable drug or achieve profitability. Revenue from the sale of any product will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our products, and, if approved, product candidates that we may identify and pursue, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in January 2021, we completed our acquisition of all of the outstanding shares of common stock of Eidos that were not previously owned by us or our subsidiaries, to which we refer as the Eidos Merger. In connection with the Eidos Merger and our integration of Eidos’ historical operations into our business, the attention of certain members of each company’s management and each company’s resources were diverted from day-to-day business operations. Additionally, the interests of our stockholders were diluted as a result of our issuance of shares of our common stock to Eidos’ stockholders and our assumption of certain equity awards of Eidos in connection with the transaction. We may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations. In addition, from time to time we have pursued, and may in the future pursue, research and development programs through our wholly-owned subsidiaries and VIEs that we may ultimately determine not to advance, based on our ongoing assessment of the likelihood of success relative to the costs and risks associated with the program.

Risks Related to the Development of Our Products and Product Candidates

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•
delays in clinical trial enrollment or clinical trial initiation resulting from the ongoing COVID-19 pandemic, including the emergence of new variants, or any future pandemics;
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
•
developments in trials for other product candidates with the same targets or related modalities as our product candidates conducted by third parties that raise regulatory or safety concerns about risk to patients of the treatment, or if the FDA or other governmental authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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
•
clinical trials of any product candidates that we may identify and pursue producing negative or inconclusive results or failing to meet a specified endpoint, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or to abandon product development programs;
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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates or approved products, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates or approved products. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing Phase 3 clinical trial of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our ongoing Phase 1/2 clinical trial of BBP-631 and our ongoing Phase 2 proof-of-concept clinical trial of encaleret, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For instance, although acoramidis failed to meet its primary endpoint at Month 12 in the ATTRibute-CM Study, the ATTRibute-CM independent data monitoring committee recommended continuing the study through the Month 30 endpoint based on unblinded data reviews. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.

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

Delays in the initiation, conduct or completion of any clinical trial of our product candidates will increase our costs, slow down the product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from such product candidates, if approved. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In the event we identify any additional product candidates to pursue, we cannot be sure that submission of an IND or a CTA will result in the FDA or comparable foreign regulatory authority allowing clinical trials to begin in a timely manner, if at all. Any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For instance, acoramidis failed to meet its primary endpoint at Month 12 in the ATTRibute-CM Study as mean observed six-minute walk distance, or 6MWD, decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively, both of which declines are similar to healthy elderly adults and less than prior untreated ATTR-CM cohorts; however, the ATTRibute-CM independent data monitoring committee has recommended that the study continue through the Month 30 endpoint based on unblinded data reviews. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations.

Additionally, some clinical trials of our product candidates performed to date were designed as open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of acoramidis included an open-label clinical trial extension and our Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia, or PROPEL 2, is designed as an open-label trial, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Use of our products or product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product or product candidate, limit the commercial potential of a product or, if approved, a product candidate, or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events, or AEs, associated with use of our products or product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects of our products or product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of our products, and, if they receive regulatory approval, our product candidates, becomes more widespread, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, such findings may harm our business, financial condition and prospects significantly.

Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials, to change the requirements for approval of any of our product candidates, or to suspend, withdraw or otherwise modify approval of any of our products.

In addition to side effects caused by a product or product candidate, the administration process or related procedures also can cause adverse side effects. If any such AEs occur, our clinical trials of a product candidate could be suspended or terminated. If we are unable to demonstrate that any AEs were caused by the administration process or related procedures, the FDA, the European Commission, the European Medicines Agency, or the EMA, or other regulatory authorities could order us to cease further development of, or deny approval of, a product candidate for any or all targeted indications. Even if can demonstrate that all future serious adverse events, or SAEs, are not product-related, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the trial, or, for our approved products, commercial performance. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could impose a boxed warning in the labeling of our product and could require us to adopt a risk evaluation and mitigation strategy, or REMS, and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our products, or product candidates once approved, several potentially significant negative consequences could result, including:

• regulatory authorities may suspend or withdraw approvals of such product or product candidate;

• regulatory authorities may require additional warnings or statements on the label;

• regulatory authorities may refuse to approve label expansion for additional indications of such product or product candidate;

• we may be required by the FDA to implement a REMS;

• we may be required to change the way a product or product candidate is distributed, administered or conduct additional clinical trials;

• we may be subject to regulatory investigations and enforcement actions;

• we may decide to remove such product or product candidate from the marketplace;

• we could be sued and held liable for harm caused to patients; and

• our reputation may suffer.

Any of these occurrences could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, if approved, and may harm our business, financial condition and prospects significantly.

Certain of our product candidates are under development for the treatment of patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients in certain of our ongoing and planned clinical trials of product candidates in genetically driven cancers, including clinical trials of infigratinib of FGFR-driven cancers and our Phase 1 monotherapy dose escalation and expansion clinical trial of BBP-398 in patients with RAS and RTK mutations, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line” or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Review and Approval of our Products and Product Candidates

Our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials, and providing general and administrative support for these operations. We cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates. While we currently have two products approved for sale, we have not generated significant revenue from sales of drugs, and we may never be able to successfully commercialize a marketable drug.

All of our product candidates require additional development; management of preclinical, clinical and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; complete the build-out of a commercial organization; commence product candidate-specific marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales from such product candidates, if ever. Many of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, and we are not able to successfully commercialize our approved products, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

If we are unable to obtain regulatory approval in one or more jurisdictions for any products or product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we have obtained regulatory approval from the FDA for NULIBRY (fosdenopterin) to reduce the risk of mortality in patients with molybdenum cofactor deficiency, or MoCD, Type A, and from the FDA and Health Canada for TRUSELTIQ (infigratinib) for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement, it is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. We cannot be certain that any of our product candidates will receive regulatory approval or that NULIBRY and TRUSELTIQ and, if approved, any of our product candidates, will be successfully commercialized.

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

In addition, even if an NDA, BLA, or other submission for regulatory approval, is filed and accepted for review, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies, preclinical studies and clinical trials that the applicable product candidate is both safe and effective for use in each target indication, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure, and potent for use in its targeted indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support future marketing approvals.

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that that the product candidate will be successful in other indications. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

We conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We currently conduct clinical trials outside the United States, including in Europe. For instance, our Phase 3 clinical trials of acoramidis include patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our ongoing and planned Phase 3 clinical trials of acoramidis, for which we have enrolled cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

Even though we have obtained FDA approval for products in the United States, we may never obtain approval to commercialize any product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. For instance, we obtained approval for TRUSELTIQ from the FDA in May 2021. The review was conducted under Project Orbis, an initiative of the FDA Oncology Center of Excellence that allows for concurrent submission and review of oncology drugs among participating international regulatory agencies. Health Canada and the Therapeutics Good Administration, or TGA, of Australia concurrently reviewed our application under the program. Health Canada issued conditional approval of TRUSELTIQ in September 2021 and TGA provisionally registered TRUSELTIQ in November 2021. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. While we have two products approved for sale in the United States, we do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug marketing exclusivity.

Our business strategy focuses on the development of product candidates for the treatment of genetic diseases, which may be eligible for FDA or EMA orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan drug designation, the request must be made before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs or biologics for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. For example, the FDA granted orphan drug exclusivity for TRUSELTIQ for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a fibroblast growth factor receptor 2 (FGFR2) fusion or other rearrangement as detected by an FDA-approved test and NULIBRY to reduce the risk of mortality in patients with molybdenum cofactor deficiency (MoCD) Type A. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or orphan drug exclusivity can be overcome if a subsequent applicant demonstrates clinical superiority over our product.

In the European Union, the Committee for Orphan Medicinal Products of the EMA grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, which either affects not more than five in 10,000 persons in the European Union, or products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that the medicine would generate sufficient return to justify the necessary investment in its development. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment which is authorized for marketing in the European Union, or, if a method exists, the product would be of significant benefit to those affected by the condition.

We have obtained from the FDA orphan drug designations for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of transthyretin amyloidosis; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); BBP-589 for the treatment of dystrophic epidermolysis bullosa; BBP-631 for the treatment of CAH 21OHD; BBP-812 for the treatment of Canavan Disease; BBP-671 for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Propionic Acidemia, or PA; and BBP-711 for the treatment of Primary hyperoxaluria, or PH1. We have obtained from the EMA orphan drug designation for: BBP-009 for the treatment of nevoid basal cell carcinoma syndrome, or Gorlin syndrome; acoramidis for the treatment of ATTR amyloidosis; BBP-589 for the treatment of epidermolysis bullosa; fosdenopterin for the treatment of MoCD Type A; BBP-631 for the treatment of congenital adrenal hyperplasia; BBP-812 for the treatment of Canavan Disease; and BBP-418 for the treatment of limb-girdle muscular dystrophy. We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our products or product candidates could have a material adverse effect on our prospects.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The FDA has granted rare pediatric disease designation to BBP-671 for the treatment of PKAN and PA and BBP-711 for the treatment of PH1. However, a marketing application for BBP-671 or BBP-711, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to BBP-671 for the treatment of PKAN and PA and BBP-711 for the treatment of PH1. We were granted a rare pediatric disease priority review voucher upon approval of NULIBRY (fosdenopterin) by the FDA in February 2021. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for each of BBP-671 and BBP-711. The FDA may determine that an NDA for BBP-671 or BBP-711, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

• PKAN, PA or PH1 no longer meets the definition of a rare pediatric disease;

• the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;

• the NDA is not deemed eligible for priority review;

• the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

• the NDA is approved for a different adult indication than the rare pediatric disease for which BBP-671 or BBP-711 is designated (for example, if BBP-671 or BBP-711 is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, BBP-671 or BBP-711).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024 is currently limited to drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress. Absent any such extension, if an NDA for BBP-671 or BBP-711 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We received accelerated approval by the FDA for TRUSELTIQ for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement as detected by an FDA-approved test and we may seek approval of other product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

We may seek RMAT designation for one or more of our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act to expedite review of any drug that meets the following criteria: it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Although BBP-589 has received fast track designation for the treatment of dystrophic epidermolysis bullosa, or DEB, BBP-009 has received breakthrough therapy designation for the reduction of life-long, serious clinical morbidity and disease burden of persistently developing BCCs in patients with basal cell nevus syndrome, or BCNS, which is also known as Gorlin Syndrome, , and BBP-551 has received fast track designation for the treatment of LCA due to inherited mutations in LRAT and RPE65 genes and for the treatment of autosomal recessive RP due to inherited mutations in LRAT and RPE genes, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations.

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

Additionally, certain oncology product candidates may be eligible for review under the Real-Time Oncology Review, or RTOR, pilot program, which is an initiative of the FDA’s Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients. Although this program allows the FDA to review data earlier, before an applicant formally submits a complete application, acceptance into the RTOR pilot does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, and it does not affect the FDA’s PDUFA timelines.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our drug candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our drug candidates. For example, we developed a companion diagnostic for infigratinib in patients with CCA in collaboration with Foundation Medicine, or FMI, which received FDA approval at the same time as TRUSELTIQ. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates and approved products that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates and therapeutics themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates or approved products, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or products or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or products or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates or therapeutics.

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

If competitors are able to obtain marketing approval for biosimilars referencing any of our products, our products may become subject to competition from such biosimilars, which would impair our ability to successfully commercialize and generate revenues from sales of such products.

NULIBRY and TRUSELTIQ are, and any of our product candidates, if approved, will be, subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

NULIBRY and TRUSELTIQ are, and any of our product candidates, if approved, will be, subject to ongoing regulatory requirements and review by the FDA and other applicable regulatory authorities for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Furthermore, under the Drug Supply Chain Security Act, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market our products could be limited, which could adversely affect our ability to achieve or sustain profitability and we could be subject to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any regulatory approvals that we have received for our products, and that we may receive for our product candidates, are or will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.

The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing, labeling, advertising and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved label. We are required to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. For example, TRUSELTIQ was granted accelerated approval by the FDA for the treatment of patients with previously-treated locally advanced or metastatic cholangiocarcinoma harboring an FGFR2 fusion or rearrangement. As a condition of accelerated approval, we are required to conduct a confirmatory trial of TRUSELTIQ to verify clinical benefit. An unsuccessful post-marketing study or failure to conduct such a study with due diligence could result in the withdrawal of marketing approval.

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

• issue warning or untitled letters that would result in adverse publicity;

• impose civil or criminal penalties;

• suspend or withdraw regulatory approvals;

• suspend any of our ongoing clinical trials;

• refuse to approve pending applications or supplements to approved applications submitted by us;

• impose restrictions on our operations, including closing our CMOs’ facilities;

• impose restrictions on the labeling of products;

• impose restrictions on product distribution or use, such as a REMS;

• seize or detain products; or

• require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or suspend, withdraw or modify regulatory approval of our products.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a sponsor may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.

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

Certain of our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few gene therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

The FDA, National Institutes of Health, or NIH, other regulatory agencies at both the federal and state level in the United States, U.S. congressional committees, and the EMA and other foreign governments have expressed interest in further regulating the biotechnology industry, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Any such further regulation may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient died during a gene therapy clinical trial that utilized an adenovirus vector and it was later discovered that adenoviruses could generate an extreme immune system reaction that can be life-threatening. In January 2000, the FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States, 13 of which required remedial action. In 2003, the FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that some patients treated in a clinical trial in France had subsequently developed leukemia. While the new AAV vectors that we use across our portfolio of gene therapy product candidates have been designed and developed to help reduce these side effects, gene therapy is still a relatively new approach to disease treatment, and past as well as different adverse side effects could develop.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. For example, in addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii).

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our products and current and future product candidates, if approved, in a timely manner, if at all.

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

Risks Related to Our Reliance on Third Parties

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

We rely entirely on third parties for the manufacturing of our products for commercialization and our current product candidates or other product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture our approved products on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our current product candidates or other product candidates that we may identify for clinical trials, as well as for commercial manufacture of our products that have received marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We also rely primarily on third parties for the manufacturing of commercial supply of our approved products.

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

Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. The facilities used by our contract manufacturers to manufacture our products and product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMP, requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for our products or product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our products or product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market our products and, if approved, our product candidates.

On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.

Our products and product candidates may compete with other products, product candidates and marketed drugs for access to manufacturing facilities. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials or for commercial product, which could lead to delays in these trials or issues with commercial supply. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of our products and product candidates may adversely affect our future profit margins and our ability to commercialize our approved products on a timely and competitive basis.

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

All entities involved in the preparation of product candidates for clinical trials or products for commercial sale, including our existing CMOs for all of our product candidates and products, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates or products.

We or our CMOs must supply all necessary documentation in support of an NDA, BLA or MAA on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the applicable product candidates may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA, BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our products or product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate relying upon strategic collaborations for marketing and commercializing our existing products and product candidates. For example, Eidos is party to a license agreement with Alexion Pharma International Operations Unlimited Company, or Alexion, pursuant to which we depend on Alexion for the clinical development and commercialization of acoramidis in Japan, and QED has entered into a license and collaboration agreement with Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., to which we refer collectively as Helsinn, pursuant to which QED granted to Helsinn exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide (except for the People’s Republic of China, Hong Kong and Macau for which regions QED has entered into a partnership with LianBio). In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of product candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, the related product revenues are likely to be lower than if we directly marketed and sold such products. Such collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for any future product candidate.

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

• collaborators may not pursue development and commercialization of our product candidates or products or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

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

• collaborations may be terminated, which may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or product candidates;

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

Additionally, we may seek to enter into additional collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our products or product candidates, due to capital costs required to develop or commercialize the product or product candidate or manufacturing constraints. We may not be successful in our efforts to establish such collaborations for our products or product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and commercialization of our products and product candidates and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our products, including NULIBRY and TRUSELTIQ, and product candidates, including acoramidis, BBP-631, encaleret and any KRAS inhibitor candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our products or product candidates may be impaired.

As is the case with other pharmaceutical and biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our products and product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our products and product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our products and product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpreting the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies, products or product candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates and products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our products and candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize products and current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or product candidates to ours, or limit the duration of the patent protection of our products or product candidates. Given the amount of time required for the development, testing and regulatory review of new products and product candidates, patents protecting such products or product candidates might expire before or shortly after such products or product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Our rights to develop and commercialize our products and product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our products and product candidates may be dependent on our licensors.

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to our products and product candidates. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology, products and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs or commercial products may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology, products and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our competitive position, business, financial condition, results of operations and prospects significantly.

In some circumstances, we may not have the right to control the preparation, filing, prosecution and enforcement of patent applications, or to maintain the patents, covering technology that we license from third parties. In addition, some of our agreements with our licensors require us to obtain consent from the licensor before we can enforce patent rights, and our licensor may withhold such consent or may not provide it on a timely basis. Therefore, we cannot be certain that our licensors or collaborators will prosecute, maintain, enforce and defend such intellectual property rights in a manner consistent with the best interests of our business, including by taking reasonable measures to protect the confidentiality of know-how and trade secrets, or by paying all applicable prosecution and maintenance fees related to intellectual property registrations for any of our products and product candidates. We also cannot be certain that our licensors have drafted or prosecuted the patents and patent applications licensed to us in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. This could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products and product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on future product sales, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in our approved products or product candidates that we successfully develop and commercialize. Therefore, even though we have developed and commercialized two approved products, we may be unable to achieve or maintain profitability. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property rights that are subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to various agreements that we depend on to operate our business, and our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. For example, we are a party to an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and may need to obtain additional licenses from others to advance our research and development activities to allow the commercialization of acoramidis or any other product candidates we may identify and pursue. Our license agreement with Stanford imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In particular, under our license agreement with Stanford, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. We are also a party to a license agreement with Novartis International Pharmaceutical Ltd. for infigratinib under which we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize at least one therapeutic product incorporating infigratinib in the United States and the European Union. We obtained regulatory approval for TRUSELTIQ in the United States in May 2021.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates and have approved products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that acoramidis, infigratinib, BBP-631, encaleret, any KRAS inhibitor candidates or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

Other third parties may assert that we are employing their proprietary technology without authorization. There may be other third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all, or it may be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Patent terms may be inadequate to protect our competitive position on products or product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain, or in applicable cases maintain, patent term extension or non-patent exclusivity in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our products or product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our products or product candidates, one of the U.S. patents covering each of such products or product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering a product candidate even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for certain of our licensed patents, we do not have the right to control prosecution, including filing with the USPTO, an application for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether an application to obtain a patent term extension is filed, or an extension obtained, from the USPTO.

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If a patent covering one of our approved products is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application, or ANDA, filed with the FDA to obtain permission to sell a generic version of such product.

Depending upon the timing and specifics of marketing approval of our products, the FDA and other applicable regulatory authorities may grant certain non-patent exclusivities. For example, TRUSELTIQ and NULIBRY were both granted five-year new chemical entity exclusivity. However, we may be unable to secure or maintain additional non-patent exclusivity for our products or maintain any non-patent exclusivity. Similarly, although we intend to seek new chemical entity exclusivity, and potentially other exclusivities, for product candidates we are developing, we may not be successful in doing so. Moreover, these non-patent exclusivities, if granted, are limited and other companies may be able to submit marketing applications and receive approval earlier than we anticipate.

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

Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products or product candidates that we consider proprietary. We may not be able to obtain adequate remedies in the event of such unauthorized use. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Trade secrets will also over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position, business, financial condition, results of operations, and prospects would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names, including NULIBRY and TRUSELTIQ, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our competitive position, business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one or more of our products or product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, written description or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, enter into development partnerships that would help us bring product candidates to market, or successfully commercialize our approved products. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products and product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Issued patents covering our products and product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one or more of our products or product candidates, the defendant could counterclaim that the patent covering the relevant product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, written description or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Filing, prosecuting and defending patents on our products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to a patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our products or product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a federal district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Risks Related to Commercialization

NULIBRY, TRUSELTIQ and our product candidates, if approved, may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of NULIBRY, TRUSELTIQ and our product candidates, if approved, will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. NULIBRY, TRUSELTIQ and our product candidates, if approved, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of NULIBRY, TRUSELTIQ and any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

• the efficacy and safety of such products or product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

• the potential and perceived advantages compared to alternative treatments, including any similar generic treatments;

• the ability to offer these products for sale at competitive prices;

• the ability to offer appropriate patient access programs, such as co-pay assistance;

• convenience and ease of dosing and administration compared to alternative treatments;

• the clinical indications for which the product or product candidate is approved by the FDA or comparable regulatory authorities;

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

• favorable third-party coverage and sufficient reimbursement or other assistance for patients who are uninsured or underinsured; and

• the prevalence and severity of any side effects or AEs.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If NULIBRY, TRUSELTIQ or any product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenue, and we may not become profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market NULIBRY, TRUSELTIQ or any product candidates we may develop, we may not be successful in commercializing those products or product candidates if and when they are approved.

We are currently establishing a sales or marketing infrastructure and have little experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our products. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected products or product candidates, indications or geographic territories, including territories outside the United States, as we did with Helsinn in the case of TRUSELTIQ, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop internally. In addition, we may not be successful in entering into arrangements with third parties to commercialize our products or may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not continue to build on our commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Our products and product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more approved products. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement.”

Our ability to successfully commercialize our approved products also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these products or product candidates or other product candidates, if approved, that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for our approved products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize approved products, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for our approved products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We believe we experience pricing pressures in connection with the sale of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Additionally, we may develop companion diagnostic tests for use with our product candidates. For instance, we are partnered with FMI on a companion diagnostic, FoundationOne CDx, for FGFR2 fusion/rearrangements in patients with CCA who may benefit from treatment with TRUSELTIQ. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our products or product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product or product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Other Regulatory Matters.”

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

The uncertainty surrounding the implementation of recent and emerging state privacy laws, regulations and standards that may be adopted in other jurisdictions exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct additional clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union, we may be subject to additional privacy restrictions. The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation 2016/679, or GDPR. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our approved products. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled, “Business — Government Regulation — Current and Future Legislation.”

In addition, the Creating and Restoring Equal Access to Equivalent Samples Act, or CREATES Act, was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to responding to such requests or any legal challenges under this law, our business could be adversely impacted.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from our approved products and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

• the demand for our products;

• our ability to receive or set a price that we believe is fair for our products;

• our ability to generate revenue and achieve or maintain profitability;

• the amount of taxes that we are required to pay; and

• the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our products and, if approved, our product candidates, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize our approved products or any product candidates we may develop and ultimately harm our financial condition.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our four core value drivers are pursuing, including, but not limited to: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to acoramidis; vosoritide, a CNP analogue, a potential competitor to low-dose infigratinib as a treatment for achondroplasia; crinecerfont, a CRF1receptor antagonist, a competitor to BBP-631; and Natpara, a parathyroid hormone, a competitor to encaleret. If any of these or other competitors, including competitors for our other products and product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our products or product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our products uneconomical or obsolete and we may not be successful in marketing products against competitors.

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

If the market opportunities for our products or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

We focus research and product development on treatments for Mendelian diseases and genetically driven cancers, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our products or product candidates may be limited or may not be amenable to treatment with our products or product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our approved products and product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, even if approved, acoramidis will not be the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.

Risks Related to Our Business and Industry

The COVID-19 pandemic could adversely impact our business, results of operations and financial condition.

The ongoing COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government requirements, regulatory challenges, inflationary pressures and market volatility. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, results of operations and financial condition. The extent to which COVID-19 may impact us will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or other business disruptions, including supply chain disruptions and labor shortages, and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19, including global vaccination efforts.

Public health actions undertaken globally in response to the COVID-19 pandemic, including quarantines, stay-at-home, executive and similar government orders and the prioritization of healthcare resources, have adversely impacted and could continue to adversely impact our business, results of operations and financial condition. As a result of these public health actions, we have experienced and continue to experience, and may in the future experience, disruptions that severely impact our business, clinical trials and preclinical studies, and operations, including:

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

As a result of the ongoing COVID-19 pandemic, our business, results of operations and preclinical and clinical development processes have been and may continue to be negatively impacted, including in connection with the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations and financial condition.

To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials and commercial sales, the availability of governmental and regulatory authorities to conduct inspections of our clinical trial sites, review materials submitted by us in support of our applications for regulatory approval and grant approval for our product candidates, and our ability to raise additional capital to support our operations and to service our indebtedness. In addition, any recurrence or subsequent “wave” of COVID-19 cases, including those caused by new variants, such as the Delta and Omicron variants, could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will halt or slow the progression of COVID-19 in a timely manner or at all.

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

As of December 31, 2021, we had 578 employees, 566 of whom are employed by our wholly-owned subsidiary, BridgeBio Services, Inc., upon which we rely for various administrative, research and development and other support services shared among us. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2021, we had 576 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our approved products and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Because we have multiple approved products, programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular product or product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

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

We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials in the commercial sales of approved medicines. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

• decreased demand for any product candidates or medicines;

• injury to our reputation and significant negative media attention;

• withdrawal of clinical trial participants;

• significant costs to defend the related litigation;

• substantial monetary awards to trial participants or patients;

• loss of revenue; and

• the inability to successfully commercialize our product candidates or medicines.

Although we maintain product liability insurance, including coverage for clinical trials that we sponsor and for our commercial product sales, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and as we commercialize our approved products. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs and commercialization efforts increase in size. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities. As we have begun commercializing approved products in the United States, we believe that our potential exposure under such laws has increased significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to our employees and directors, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

We are conducting clinical trials internationally through a global CRO, and our business strategy incorporates potential international expansion to target patient populations outside the United States. If we receive regulatory approval for and commercialize any of our product candidates in patient populations outside the United States, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:

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

• natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease (such as the COVID-19 pandemic), boycotts, curtailment of trade, and other business restrictions;

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, pursuant to Section 404(b) of the Sarbanes Oxley Act, or Section 404, beginning with our second annual report following our IPO, provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

In addition, to the extent we acquire or establish additional consolidated subsidiaries and VIEs, the financial statements of such entities may not be initially prepared by us, and we will not have direct control over their financial statement preparation. As a result, we will, for our financial reporting, depend on what these entities report to us, which could result in our adding monitoring and audit processes, and increase the difficulty of implementing and maintaining adequate controls over our financial processes and reporting in the future, which could lead to delays in our external reporting. In particular, this may occur where we are establishing such entities with partners that do not have sophisticated financial accounting processes in place, or where we are entering into new relationships at a rapid pace, straining our integration capacity. We have in the past identified material weaknesses in our internal control over financial reporting. Although these material weaknesses were remediated, we could identify additional material weaknesses in the future, and a combination of significant deficiencies could result in a material weakness. If we identify any such additional material weaknesses or are required to restate previously issued financial statements for any additional periods, our reputation could be impaired which could cause a loss of investor confidence and adversely materially affect our business, operating results and financial condition. Additionally, if we do not receive the information from the consolidated subsidiaries or controlled VIEs on a timely basis, it could cause delays in our external reporting. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

As of December 31, 2021, we and our subsidiaries had total consolidated indebtedness of $1.7 billion, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, and $450.0 million of indebtedness under our loan agreement by and among U.S. Bank National Association, certain lenders, BridgeBio as borrower, and certain subsidiaries of BridgeBio as guarantors, or the Loan Agreement. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In November 2021, we entered into the Loan Agreement, pursuant to which we were extended term loans in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance, or collectively, the Term Loan Advances. The Tranche 1 Advance was funded on November 17, 2021. The Tranche 2 Advance, which will remain available for funding until December 31, 2022, is available at our election after the occurrence of certain milestone events relating to data from our clinical trials. The term loans mature on November 16, 2026. The Loan Agreement may restrict our ability, among other things, to:

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
•
repay subordinated indebtedness; or
•
make certain investments.

In addition, we are required under the Loan Agreement to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Lan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

Under the Loan Agreement, we also have an obligation to pledge our equity interests in our subsidiaries. In addition, certain of our non-operating subsidiaries, which are subsidiaries other than those predominantly involved in advancing our development programs, are also obligated to enter into a joinder agreement, whereby they are also required to comply with the terms of the Loan Agreement. Any breach by us, or any event of default under, our Loan Agreement could result in a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Our Need for Additional Capital

We will require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development and commercialization efforts.

Developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect to require substantial additional capital to conduct research, preclinical testing and human studies, establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support our existing programs and pursue potential additional programs. We are also responsible for the payments to third parties of expenses that may include milestone payments, license maintenance fees and royalties, including in the case of certain of our agreements with academic institutions or other companies from whom intellectual property rights underlying their respective programs have been in-licensed or acquired. Because the outcome of any preclinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of any future product candidates we may identify.

As of December 31, 2021, we had working capital of $753.8 million, of which cash, cash equivalents and marketable securities amounted to $787.5 million and investment in equity securities amounted to $49.1 million. We expect that our cash and cash equivalents, marketable securities and investment in equity securities will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development and commercialization activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize approved products and product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

• the time and cost necessary to complete ongoing and planned clinical trials, including our ongoing Phase 3 clinical trial of acoramidis, our ongoing and planned Phase 2 and Phase 3 clinical trials of infigratinib, our ongoing Phase 1/2 clinical trial of BBP-631 and our ongoing Phase 2 proof-of-concept clinical trial of encaleret;

• the time and cost necessary to pursue regulatory approvals for our product candidates, and the costs of post-marketing studies that could be required by regulatory authorities for our approved products;

• the progress, timing, scope and costs of our nonclinical studies, preclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner, for the ongoing and planned clinical trials set forth above, and potential future clinical trials;

• the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our products and product candidates, including protein or gene therapies such as BBP-589, BBP-631, and BBP-812 and any other product candidates we may identify and develop;

• our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with CMOs;

• our ability to successfully commercialize approved products, including NULIBRY and TRUSELTIQ;

• the manufacturing, selling and marketing costs associated with our approved products, NULIBRY AND TRUSELTIQ, including the cost and timing of expanding our internal sales and marketing capabilities or entering into strategic collaborations with third parties to leverage or access these capabilities;

• the amount and timing of sales and other revenues from our approved products, NULIBRY and TRUSELTIQ, including the sales price and the availability of adequate third-party reimbursement;

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

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, the Eidos Merger resulted in a reduction of our cash and dilutive issuances of our equity securities to the former Eidos stockholders. Any similar transactions in the future that require us to provide cash or stock consideration could harm our financial condition and negatively impact our existing stockholders.

Risks Related to Our Common Stock

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

• reports of AEs or other negative results in clinical trials of third parties’ product candidates that target our products’ or product candidates’ target indications;

• inability for us to obtain additional funding on reasonable terms or at all;

• any delay in filing an IND, BLA or NDA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, BLA or NDA;

• failure to develop successfully and commercialize our products and product candidates;

• announcements we make regarding our current product products and product candidates, acquisition of potential new product candidates and companies and/or in-licensing;

• failure to maintain our existing license arrangements or enter into new licensing and collaboration agreements;

• failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

• changes in laws or regulations applicable to future products;

• inability to obtain adequate clinical or commercial supply for our products or product candidates or the inability to do so at acceptable prices;

• adverse regulatory decisions, including failure to reach agreement with applicable regulatory authorities on the design or scope of our planned clinical trials;

• failure to obtain and maintain regulatory exclusivity for our products or product candidates;

• regulatory approval or commercialization of new products or other methods of treating our target disease indications by our competitors;

• failure to meet or exceed financial projections we may provide to the public or to the investment community;

• the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

• announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

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

Pursuant to our 2021 Amended and Restated Stock Option and Incentive Plan, or the A&R 2021 Plan, we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors, or the Board of Directors, elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2021 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.

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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2020, we filed a registration statement on Form S-3ASR that became effective automatically upon filing. Pursuant to this registration statement, we were authorized to issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. In July 2020, we filed a registration statement on Form S-3ASR, or the Selling Stockholder Form S-3, relating to the offer and resale from time to time by certain of our stockholders, of up to an aggregate of 65,121,374 shares of our common stock. In February 2021, one of our stockholders completed a sale of 3,450,000 shares of our common stock in an underwritten public offering pursuant to the Selling Stockholder Form S-3. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Based upon our common stock outstanding as of December 31, 2021, our beneficial stockholders, directors, and executive officers beneficially own 46.7% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to the following:

• the timing, results and cost of, and level of investment in, our clinical development activities for our current product candidates and any other product candidates we may identify and pursue and our commercialization activities for our approved products, which may change from time to time;

• the cost of manufacturing our approved products and current product candidates and the related materials or other product candidates that we may identify, which may vary depending on the quantity of production and the terms of agreements with manufacturers;

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

• the level of demand for our approved products and, should they receive approval, our current product candidates or other product candidates that we may identify, which may vary significantly;

• future accounting pronouncements or changes in our accounting policies;

• the risk/benefit profile, cost and reimbursement policies with respect to our approved products and, if approved, our current product candidates or other product candidates that we may identify, and existing and potential future drugs that compete with our product candidates; and

• the changing and volatile U.S., European and global economic environments, including volatility associated with the global COVID-19 pandemic.

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of net operating loss carryforwards generated prior to 2018. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by certain of our subsidiaries or controlled entities may not be available to offset taxable income earned by other subsidiaries, controlled entities or BridgeBio. In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year. The Tax Act generally eliminates the ability to carry back any NOLs to prior taxable years, except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability.

We have never and do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock and do not currently intend to pay any cash dividends on our common stock for the foreseeable future. In addition, pursuant to the Loan Agreement, we are not permitted to declare or pay any cash dividends or make cash distributions on any class of our capital stock or any other equity interest, except in limited circumstances. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our compliance with Section 404, including the auditor attestation requirement, necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our business could be negatively impacted by corporate citizenship and environmental, social and corporate governance, or ESG, matters and/or our reporting of such matters.

There is an increasing focus from certain investors, consumers, and other stakeholders concerning corporate citizenship and sustainability matters. We could be perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Following the Eidos Merger

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

General Risk Factors

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our products and product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials and commercialization activities. We depend on these third parties to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our products and product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting, and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

Cyber threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

Certain data breaches must also be reported to affected individuals and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the EU GDPR and relevant member state law in the EU and other foreign laws, and financial penalties may also apply.

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

We or the third parties upon whom we depend may be adversely affected by climate change, earthquakes, outbreak of disease, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Climate change, earthquakes, outbreak of disease, or other natural disasters, including extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes, which have become more common, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, extreme weather risk, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs due to the global COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or business to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our CMOs’ ability to manufacture product, forcing closure of facilities that we rely upon or increasing the costs associated with obtaining clinical or commercial supplies of our products or product candidates. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and duration of COVID-19 pandemic and the actions to contain the pandemic or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. In addition, cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and results of operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations, including an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Natural disasters and extreme weather conditions, such as a hurricane, tornado, earthquake, wildfire or flooding, may pose physical risks to our facilities and disrupt the operation of our supply chain. The impacts of the changing climate on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Concern over climate change may also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition. Further, the impacts of climate change have an influence on customer preferences, and failure to provide climate-friendly products could potentially result in loss of market share.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our research, product candidates, investigational medicines, and the diseases our product candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates, investigational medicines and approved products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space	Palo Alto, CA	3,900	Leased	2020	Extended through 2023 in 2019
Office space	San Francisco, CA	52,604	Leased	2026	Two-year option to extend
Laboratory facility	Montreal, Québec	20,039	Leased	2032	Five-year option to extend
Office space	San Francisco, CA	10,552	Leased	2026	None
Office space and laboratory facility	Raleigh, NC	13,809	Leased	2024	Five-year option to extend

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

Holders

As of February 18, 2022, there were 27 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2021, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among BridgeBio Pharma, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index:

* $100 invested on June 27, 2019 in shares of our common stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, we did not repurchase any company equity securities other than as disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2021.

ITEM 6. [Reserved]

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

Overview

BridgeBio Pharma, Inc. (we or the Company) is a team of experienced drug discoverers, developers, and innovators working to create life-altering medicines that target well-characterized genetic diseases at their source. BridgeBio was founded in 2015 to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. Our pipeline of over 30 development programs ranges from early science to advanced clinical trials and our commercial organization is focused on delivering our two approved therapies and preparing for commercial launch of additional therapies. Several of our programs target indications that we believe present the potential for our product candidate, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $586.5 million, $505.5 million and $288.6 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the continuing impact of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the focus of healthcare providers and hospitals on fighting the virus and any variants of the virus, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug application-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown and we are continuing to actively monitor the ongoing COVID-19 pandemic as it continues to rapidly evolve. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic, or its continuing impact on global business operations and economic conditions may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results. For example, depending on the full impact and prevalence of COVID-19 over time, we anticipate that we will report initial data from the ongoing Phase 2 dose-escalation and expansion study of infigratinib in children with achondroplasia in mid-2022.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

We have included our financial results for 2021 compared to 2020. Additional information required by Item 7 for the year ended December 31, 2019 can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2021 and is incorporated herein by reference.

The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
License revenue	$65,923	$8,249	$57,674
Product sales	3,793	—	3,793
Cost of products sold	2,735	—	2,735
Research and development	451,024	337,047	113,977
Selling, general and administrative	192,210	145,684	46,526
Loss from operations	(576,632)	(474,482)	(102,150)
Net loss	(586,454)	(505,488)	(80,966)
Net loss attributable to common stockholders of BridgeBio	(562,539)	(448,724)	(113,815)
Cash, cash equivalents and marketable securities	787,515	607,093	180,422
Investment in equity securities	49,148	—	49,148

The results of operations for the years ended December 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

Cash, Cash Equivalents, Marketable Securities and Investment in Equity Securities

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $787.5 million and investment in equity securities of $49.1 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. In January 2021, we issued an aggregate principal amount of $747.5 million of our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, in a private offering, or the 2021 Note Offering, to qualified institutional buyers. We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the purchasers’ discount. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of capped call transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock.

In October 2020, we entered into a merger agreement with Eidos Therapeutics, Inc., or Eidos, Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (the two latter companies being our indirect wholly-owned subsidiaries), providing for, in a series of merger transactions, or the Merger Transactions, the acquisition by us of all of the outstanding shares of common stock of Eidos, or the Eidos Common Stock, other than shares of Eidos Common Stock that (i) are owned by Eidos as treasury stock, (ii) are owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) are subject to an Eidos restricted share award. On January 26, 2021, we closed and completed the Merger Transactions with Eidos. The acquisition of the outstanding Eidos Common Stock was settled through cash payments of $21.3 million and the issuance of shares of our common stock.

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement with Hercules Capital, Inc., or Hercules, in which we received proceeds of $25.0 million from an additional term loan. We used a portion of the proceeds from such borrowing to prepay the outstanding principal of $17.5 million under Eidos’ Loan and Security Agreement with Silicon Valley Bank and Hercules, or the SVB and Hercules Loan Agreement.

In November 2021, we entered into a Loan and Security Agreement, or the Loan Agreement, with certain lenders and U.S. Bank National Association (as Administrative and Collateral Agent) in which the lenders agreed to extend terms loans. Under the Loan Agreement, we received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs. We used a portion of the net proceeds from the Tranche 1 Advance to prepay the outstanding principal of $100.0 million under the Loan and Security Agreement with Hercules.

For the year ended December 31, 2021, we received an aggregate of $54.5 million in license revenue payments comprising mainly of upfront, launch and regulatory-related milestone payments.

For the year ended December 31, 2021, we paid regulatory-related milestone payments in connection with our products approved by the U.S. Food and Drug Administration, or FDA, the more significant of which aggregated to $35.0 million.

For the year ended December 31, 2021, we repurchased shares of our common stock in the open market in the amount of approximately $150.0 million, which represents the total authorized and approved amount under the 2021 Share Repurchase Program.

Revenue

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue:
License revenue	$65,923	$8,249	$57,674
Product sales	3,793	—	3,793
Total revenue	$69,716	$8,249	$61,467

License revenue mainly includes the recognition of upfront and milestone payments received in connection with our license and collaboration agreements. The level of license revenue to be recognized depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the amount of research and development work, and entering into new collaboration agreements, if any.

License revenue for the year ended December 31, 2021 was $65.9 million, of which:

•
$56.0 million primarily relates to the recognition of upfront, launch and regulatory-related milestone payments in connection with the License and Collaboration Agreement entered into in March 2021 between our subsidiary, QED Therapeutics, Inc., or QED, and Helsinn Group, or the QED-Helsinn License and Collaboration Agreement, and
•
$8.5 million relates to the recognition of regulatory milestone achievement under the License Agreement between our subsidiary, Navire Pharma, Inc., or Navire, and LianBio.

License revenue for the year ended December 31, 2020 was $8.2 million arising primarily from the recognition of the $8.0 million upfront payment received by Navire from LianBio upon entering into the License Agreement mentioned above.

Transactions with LianBio were considered related party transactions up until its initial public offering, or IPO, in November 2021, when our right to appoint or remove one director to the board of directors of LianBio was terminated (see Note 7 to our consolidated financial statements). LianBio is no longer considered a related party after its IPO.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Research and development	$451,024	$337,047	$113,977

Research and development expenses increased by $114.0 million in 2021 compared to 2020 primarily due to an increase in personnel costs and external costs. Higher personnel costs was attributed to the increase in the number of employees to support progression in our research and development programs, including our increasing research pipeline. The increase in personnel costs was also driven by increases in stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement. Stock-based compensation recorded in research and development expense in 2021 was $56.2 million as compared to $22.7 million in 2020. The increase in external costs was a result of increased manufacturing activities for early to late-stage programs.

Under the QED-Helsinn License and Collaboration Agreement, Helsinn shares 60% of our research and development costs for infigratinib for certain indications as agreed under the agreement. In 2021, Helsinn’s share of the research and development costs amounted to $38.4 million, which was reflected as a reduction of research and development expenses.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2021	2020
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	$107,806	$76,695
Infigratinib (Previously known as BBP-831) (QED)	66,141	90,022
Encalaret (Previously known as BBP-305) (Calcilytix Therapeutics, Inc.)	15,739	8,927
BBP-631 (Adrenas Therapeutics, Inc.)	46,035	21,327
BBP-454 (TheRas, Inc.)	15,554	8,349
Other development programs	137,014	73,334
Other research programs	62,735	58,393
Total	$451,024	$337,047

Selling, General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Selling, general and administrative	$192,210	$145,684	$46,526

Selling, general and administrative expenses increased by $46.5 million in 2021 compared to 2020 due to costs incurred to support organizational growth, including staged build-out of our commercial organization as part of commercial launch readiness activities. Stock-based compensation recorded in selling, general and administrative expense in 2021 was $49.4 million as compared to $35.8 million in the prior year.

Additionally, under the QED-Helsinn License and Collaboration Agreement, the parties agreed to co-commercialize TRUSELTIQTM (infigratinib) in the United States and share profits and losses on a 50:50 basis. In 2021, our share of the co-commercialization loss of $8.9 million was recorded as a reduction of our selling, general and administrative expenses.

Other Income (Expense), Net

Interest Income

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Interest income	$1,133	$4,015	$(2,882)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The decrease in interest income in 2021 compared to 2020 was driven by a general decline in interest rates, as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, that began at the start of the COVID-19 pandemic and continued through the current period.

Interest Expense

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Interest expense	$(46,778)	$(36,655)	$(10,123)

Interest expense in 2021 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loan with various lenders under the Loan Agreement, dated November 17, 2021, our now fully-paid term loan with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended from time to time, and our now fully-paid term loan with Silicon Valley Bank, or SVB, and Hercules pursuant to the Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement.

Interest expense in 2020 consists primarily of interest expense incurred under our 2027 Notes and our then term loans with Hercules and with SVB and Hercules.

The increase of $10.1 million in 2021 compared to 2020 was primarily attributed to an increase in principal amounts of our debt.

Other Income (Expense)

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Other income (expense)	$35,823	$1,634	$34,189

Other income (expense) in 2021 consists mainly of the unrealized gain on conversion of our equity method investment in LianBio to investment in equity security of $68.5 million upon LianBio’s IPO in November 2021, partially offset by unrealized losses from changes in fair value of such equity security investment through December 31, 2021 of $37.7 million (see Note 7 to our consolidated financial statements) and loss on early extinguishment of our debt of $3.3 million. Other income (expense) during the year also includes changes in fair value of the LEO Call Option liability. In March 2021, LEO elected to terminate the LEO Call Option, which resulted in derecognition of the LEO Call Option liability of $5.6 million.

Other income (expense) in 2020 consists mainly of the income recognized as a result of the change in fair value of the warrants to acquire shares in a LianBio subsidiary of approximately $3.3 million (see Note 7 to our consolidated financial statements), partially offset by our loss from the change in fair value of the LEO Call Option liability of $1.5 million.

Income Taxes

Prior to the 2019 Reorganization (see Note 15 to our consolidated financial statements), which was a tax-free reorganization, BridgeBio Pharma LLC, or BBP LLC, was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its unitholders. Therefore, no provision or liability for federal income tax has been included in our consolidated financial statements prior to the reorganization. For our consolidated entities, income taxes are accounted for under the asset and liability method as described below.

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

As of December 31, 2021, we had net operating losses of approximately $1.5 billion and $229.2 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 in the amount of $37.5 million will begin to expire in 2035 and losses generated after 2018 in the amount of $1.5 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2038. As of December 31, 2021, we had federal research and development and orphan drug credit carryforwards of $73.3 million, which will expire beginning in 2036 if not utilized. As of December 31, 2021, we had state research and development credit carryforwards of $12.5 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. We have derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax. The valuation allowance increased by $199.5 million and $95.5 million for the years ended December 31, 2021 and 2020, respectively.

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

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $23.9 million in 2021, compared to $56.8 million in 2020.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $787.5 million and investment in equity securities of $49.1 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of December 31, 2021, our outstanding debt was $1.7 billion, net of debt issuance costs and accretion.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $586.5 million, $505.5 million and $288.6 million, respectively. We incurred net cash outflow from operations of $497.9 million, $399.7 million, and $253.6 million for the same periods, respectively. We had an accumulated deficit as of December 31, 2021 of $1.4 billion. While we expect to be more strategic in our spend on clinical and preclinical development, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loans (see Note 10 to our consolidated financial statements), as well as obligations under our real estate leases and certain manufacturing commitments (see Note 14 to our consolidated financial statements for more information on our real estate leases and the more significant manufacturing agreement that we entered into).

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (see Note 9 to our consolidated financial statements).

Additionally, we have certain contingent payment obligations under various license and collaboration agreements in which we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. We also enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice with potential termination charges.

We expect our cash and cash equivalents, marketable securities and investment in equity securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including the effects of the ongoing COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with the continuing COVID-19 pandemic, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Initial public offerings and at-the-market share issuances

In December 2019 and February 2020, Eidos, then our controlled subsidiary and a public company, received net proceeds of $23.9 million and $24.1 million, respectively, from its at-the-market issuance of shares. Prior to the effectiveness of the Merger Transactions with Eidos, all cash and cash equivalents held by Eidos were restricted and could be applied solely to fund the operations of Eidos.

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

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents,), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through December 31, 2021.

Debt

As of December 31, 2021, we have borrowings under the 2029 Notes, the 2027 Notes and the Loan Agreement, which are discussed below. As of December 31, 2020, our debt consisted of borrowings under the 2027 Notes, as well as term loans under the Amended Hercules Loan and Security Agreement and the Silicon Valley Bank and Hercules Loan and Security Agreement, both of which were prepaid in full during 2021.

2029 Notes

In January 2021, we issued an aggregate principal amount of $747.5 million of our 2029 Notes, pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to Rule 144A under the Securities Act.

The 2029 Notes accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021, at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount. There were no direct offering expenses borne by us for the 2029 Notes. We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions and approximately $50.0 million to pay for the repurchase of shares of our common stock. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities, working capital, capital expenditures, repayment of outstanding indebtedness, general and administrative expenses, and other general corporate purposes.

A holder of 2029 Notes may convert all or any portion of its 2029 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2028 only under certain circumstances.

On or after November 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time.

We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2029 Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Refer to Note 10 in our consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

2027 Notes

In March 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020, or the Indenture, between BridgeBio and U.S. Bank National Association, as trustee, or the Trustee, in a private offering to qualified institutional buyers, or the 2020 Note Offering, pursuant to Rule 144A under the Securities Act.

The 2027 Notes are senior, unsecured obligations of BridgeBio and accrue interest payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. Upon conversion, the 2027 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

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

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 only under certain circumstances.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time.

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

Refer to Note 10 in our consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

Loan and Security Agreement

In November 2021, we entered into the Loan Agreement, by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the Administrative Agent), and collateral agent (in such capacity, the Collateral Agent), (ii) certain lenders, or the Lenders, (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors, or the Guarantors.

Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance, or collectively, the Term Loan Advances. The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance, which will remain available for funding until December 31, 2022, is available at our election after the occurrence of certain milestone events relating to data from our clinical trials.

As security for our obligations under the Loan Agreement, each of BridgeBio and the Guarantors granted the Collateral Agent, for the benefit of the Lenders, a continuing security interest in substantially all of the assets of BridgeBio and the Guarantors, (including all equity interests owned or hereafter acquired by BridgeBio and the Guarantors), subject to certain customary exceptions. Upon exceeding certain investment and disposition thresholds, additional subsidiaries of BridgeBio will be required to join as guarantors.

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum, 3.00% of which can be paid in kind, or PIK. Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025, or the Term Loan Amortization Date, in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis, or the Acoramidis Milestone, on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026, or the Maturity Date.

We may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium ranging from 1% to 3% of the principal amount outstanding depending on the timing of payment (plus a customary make-whole amount if prepaid on or prior to November 17, 2022).

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, entry into licensing and other monetization transactions (all such events “prepayment events”), which could be 50% or 75% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

Subject to the mandatory prepayment requirements for certain prepayment events, the Loan Agreement contains customary affirmative and limited negative covenants which, among other things, limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens, license or encumber our assets or (iv) fundamentally alter the nature of our business. BridgeBio and the Guarantors have broad ability to license our intellectual property, dispose of other assets and enter into monetization and royalty transactions, subject in each case to the requirement to make a mandatory prepayment described above. The Loan Agreement provides that BridgeBio and Guarantors may, subject to certain limitations, (x) repurchase BridgeBio’s equity interest and the equity interest of any of its subsidiaries, (y) enter into any joint ventures or similar investments, and (z) make other investments and acquisitions. Subject to the mandatory prepayment requirement described above, portfolio companies owned by BridgeBio that are not parties to the Loan Agreement are, subject to certain exceptions, not subject to any covenants or limitations under the Loan Agreement.

The Loan Agreement also contains customary events of default, including, among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or the breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement.

We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million.

Refer to Note 10 in our consolidated financial statements for other details, including our future minimum payments under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(497,934)	$(399,714)	$(98,220)
Net cash used in investing activities	(200,826)	(52,993)	(147,833)
Net cash provided by financing activities	736,446	447,189	289,257
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,686	$(5,518)	$43,204

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $497.9 million in 2021, consisting primarily of our net loss of $586.5 million, adjusted for non-cash items including $99.5 million in stock-based compensation expense, $29.9 million in net gains from investment in equity securities, $5.8 million in depreciation and amortization, $5.8 million in accretion of debt, $5.6 million in noncash lease expense and $5.6 million of income from the derecognition of the LEO Call Option liability, as well as $4.4 million net cash outflow related to changes in operating assets and liabilities. The $4.4 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $19.7 million in receivable from licensing and collaboration agreements, an increase of $9.8 million in other assets and a decrease of $6.1 million in operating lease liabilities, partially offset by an increase of $12.0 million in other accrued and other long-term liabilities, an increase of $11.2 million in accrued research and development liabilities and an increase of $7.4 million in accrued compensation and benefits.

Net cash used in operating activities was $399.7 million in 2020, consisting primarily of our net loss of $505.5 million, adjusted for non-cash items such as $58.5 million in stock-based compensation expense, $17.7 million in accretion of our 2027 Notes and term loans, $6.0 million in fair value of shares issued under our license agreements, $4.7 million in acquired in-process research and development assets and $3.1 million in noncash lease expense, partially offset by $3.3 million in income resulting from the change in fair value of our warrants, as well as net cash inflow of $14.9 million related to changes in operating assets and liabilities. The $14.9 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $8.6 million in accrued compensation and benefits, an increase of $6.2 million in accrued research and development liabilities and an increase of $8.3 million in other accrued and other long-term liabilities partially offset by an increase in prepaid expenses and other current assets of $7.1 million.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $200.8 million in 2021, consisting primarily of purchases of marketable securities of $589.9 million, purchases of investment in equity securities of $53.4 million, acquisition of intangible assets of $35.0 million and purchases of property and equipment of $13.2 million, partially offset by $380.2 million and $62.7 million in maturities and sale, respectively, of marketable securities, $34.2 million in sale of investment in equity securities and $13.7 million increase in cash and cash equivalents from consolidation of PellePharm.

Net cash used in investing activities was $53.0 million in 2020, consisting primarily of purchases of marketable securities of $287.9 million, purchases of property and equipment of $7.5 million and payments of merger transaction costs of $6.9 million, partially offset by $249.1 million in maturities of marketable securities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $736.4 million for in 2021, consisting primarily of net proceeds from the issuance of our 2029 Notes of $731.4 million, from net borrowings under our term loans of $456.3 million and from stock option exercises of $16.6 million, partially offset by repurchases of our common stock of $200.0 million, prepayments of the Amended Hercules Term Loan and the Tranche A loan aggregating to $124.1 million and purchase of capped calls of $61.3 million. We also used cash of $85.1 million to repurchase the noncontrolling interest of Eidos and pay for related direct transaction costs.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

When we enter into license agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees, contract manufacturing, and research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing, and commercial activities, we present such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we present such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

Revenue Recognition

For elements or transactions that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

At inception of the arrangement, we assess the promised goods or services to identify the performance obligations within the contract. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, on a relative standalone selling price basis, when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenue or costs, development timelines, discount rates and probabilities of clinical and regulatory success.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021 and 2020, we held cash, cash equivalents and marketable securities of $787.5 million and $607.1 million, respectively. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of December 31, 2021, we had no outstanding debt with variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $450.0 million, respectively, as of December 31, 2021, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates. As of December 31, 2020, we had $92.5 million in variable rate debt outstanding. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

We are exposed to changes in the fair value of our investments in equity securities. As of December 31, 2021, our investment in equity securities, which consist of equity securities of publicly held companies, have a balance of $49.1 million. These shares are carried in our consolidated balance sheet at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses. We had no such investments as of December 31, 2020.

We do not believe that inflation and changing prices had a significant impact on our business, financial conditions or results of operations for any of the periods presented herein. Significant adverse changes in inflation and prices in the future could result in material losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	146
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	149
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2021	150
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2021	151
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2021	152
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021	153
Notes to Consolidated Financial Statements	155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Expenses and Accrued Research and Development Liabilities - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including third-party service agreements with contract research organizations (CROs) and contract manufacturing organizations (CMOs) to provide research and development services related to preclinical studies and clinical trials, which are estimated at each reporting period. As of December 31, 2021, the Company had accrued for $44 million of research and development expenses, of which $36 million is related to CROs and CMOs. In addition, the Company’s total prepaid expenses and other current assets were $32 million and other assets were $33 million, which included $7 million and $18 million, respectively, for amounts paid in advance of services incurred to be performed by CROs and CMOs. The Company had incurred $451 million of research and development expenses for the year then ended, of which $190 million is related to services provided by CROs and CMOs. The Company records these expenses based on estimates of the services and activities completed to date pursuant to the provisions of the signed contracts relative to the amounts invoiced and paid to date, resulting in an accrued liability or prepaid expense balance at period-end.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of research and development expenses and the related accrued and prepaid balances included the following, among others:

•
We evaluated the design and tested the operating effectiveness of controls over the Company’s research and development expense accrual process, including controls over the estimation of activities completed to date.
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
•
We evaluated management’s ability to accurately estimate accrual of these third-party research and development costs by performing a lookback analysis, comparing actual results to management’s historical estimates.
•
For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:
•
inspecting related agreements, including master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements, including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.

•
sending written confirmations directly to CROs or CMOs to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.
•
agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.
•
performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2020, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 24, 2022

We have served as the Company’s auditor since 2018.

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$393,772	$356,082
Short-term marketable securities	393,743	251,011
Investment in equity securities	49,148	—
Receivable from licensing and collaboration agreements	19,749	—
Prepaid expenses and other current assets	32,446	35,731
Total current assets	888,858	642,824
Property and equipment, net	30,066	20,325
Operating lease right-of-use assets	15,907	16,508
Intangible assets, net	44,934	—
Other assets	33,027	23,931
Total assets	$1,012,792	$703,588
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,884	$8,945
Accrued compensation and benefits	37,041	29,682
Accrued research and development liabilities	44,138	27,290
Accrued professional services	6,786	5,579
LEO call option liability	—	5,550
Operating lease liabilities, current portion	4,938	3,795
Term loans, current portion	—	1,458
Other accrued liabilities	30,282	13,349
Total current liabilities	135,069	95,648
2029 Notes, net	733,119	—
2027 Notes, net	539,934	383,436
Term loans, net of current portion	430,752	92,421
Operating lease liabilities, net of current portion	17,428	14,677
Other long-term liabilities	22,069	9,520
Total liabilities	1,878,371	595,702
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	1,423	1,630
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 153,535,084 shares issued and 147,343,323 shares outstanding as of December 31, 2021, 125,264,070 shares issued and 122,849,389 shares outstanding as of December 31, 2020	154	125
Treasury stock, at cost; 6,191,761 shares as of December 31, 2021, 2,414,681 shares as of December 31, 2020	(275,000)	(75,000)
Additional paid-in capital	841,530	1,021,344
Accumulated other comprehensive income (loss)	(132)	192
Accumulated deficit	(1,436,966)	(888,755)
Total BridgeBio stockholders’ equity (deficit)	(870,414)	57,906
Noncontrolling interests	3,412	48,350
Total stockholders’ equity (deficit)	(867,002)	106,256
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ equity (deficit)	$1,012,792	$703,588

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
License revenue	$65,923	$8,249	$40,560
Product sales	3,793	—	—
Total revenue	69,716	8,249	40,560
Operating costs and expenses:
Cost of license revenue	379	—	2,500
Cost of products sold	2,735	—	—
Research and development	451,024	337,047	209,947
Selling, general and administrative	192,210	145,684	94,353
Total operating costs and expenses	646,348	482,731	306,800
Loss from operations	(576,632)	(474,482)	(266,240)
Other income (expense), net:
Interest income	1,133	4,015	8,915
Interest expense	(46,778)	(36,655)	(8,765)
Share in net loss of equity method investments	—	—	(20,869)
Other income (expense)	35,823	1,634	(1,626)
Total other income (expense), net	(9,822)	(31,006)	(22,345)
Net loss	(586,454)	(505,488)	(288,585)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	23,915	56,764	27,998
Net loss attributable to common stockholders of BridgeBio	$(562,539)	$(448,724)	$(260,587)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(3.90)	$(3.80)	$(2.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	144,356,619	117,995,457	105,099,089

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(586,454)	$(505,488)	$(288,585)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(324)	(62)	254
Comprehensive loss	(586,778)	(505,550)	(288,331)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	23,915	56,764	27,998
Comprehensive loss attributable to common stockholders of BridgeBio	$(562,863)	$(448,786)	$(260,333)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(in thousands, except shares and per share amounts)

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontro-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	lling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balances as of December 31, 2018	$122	92,057,704	$92	—	$—	$494,231	$—	$(179,444)	$314,879	$62,361	$377,240
Issuance of shares under equity compensation plans	—	7,961,866	8	—	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	—	—	15,198	—	—	15,198	—	15,198
Repayment of nonrecourse notes	—	—	—	—	—	179	—	—	179	—	179
Issuance of common stock at $17.00 per share in connection with the initial public offering, net of underwriter discounts and issuance costs of $34,538	—	23,575,000	24	—	—	366,213	—	—	366,237	—	366,237
Issuance of common stock under employee stock purchase plan ("ESPP")	—	63,717	—	—	—	921	—	—	921	—	921
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	254	—	254	—	254
Issuance (repurchase) of noncontrolling interest	3,196	—	—	—	—	—	—	—	—	1,206	1,206
Transfers from (to) noncontrolling interest	1,803	—	—	—	—	(28,635)	—	—	(28,635)	26,832	(1,803)
Net loss	(2,878)	—	—	—	—	—	—	(260,587)	(260,587)	(25,120)	(285,707)
Balances as of December 31, 2019	2,243	123,658,287	124	—	—	848,107	254	(440,031)	408,454	65,279	473,733
Issuance of shares under equity compensation plans	—	919,502	—	—	—	3,711	—	—	3,711	—	3,711
Issuance of shares under the 2020 Stock and Equity Award Exchange Program	—	655,719	1	—	—	1,673	—	—	1,674	(1,674)	—
Stock-based compensation	—	—	—	—	—	36,530	—	—	36,530	—	36,530
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	168,078	—	—	168,078	—	168,078
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of common stock under ESPP	—	49,696	—	—	—	1,205	—	—	1,205	—	1,205
Repurchase of common stock to satisfy tax withholding	—	(19,134)	—	—	—	(714)	—	—	(714)	—	(714)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Issuance (repurchase) of noncontrolling interest	2,102	—	—	—	—	—	—	—	—	50,828	50,828
Transfers from (to) noncontrolling interest	1,843	—	—	—	—	12,034	—	—	12,034	(13,877)	(1,843)
Net loss	(4,558)	—	—	—	—	—	—	(448,724)	(448,724)	(52,206)	(500,930)
Balances as of December 31, 2020	1,630	122,849,389	125	2,414,681	(75,000)	1,021,344	192	(888,755)	57,906	48,350	106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(3,777,080)	—	3,777,080	(200,000)	—	—	—	(200,000)	—	(200,000)
Issuance of shares under equity compensation plans	—	2,085,286	3	—	—	16,642	—	—	16,645	—	16,645
Stock-based compensation	—	—	—	—	—	89,823	—	—	89,823	—	89,823
Issuance of common stock under ESPP	—	116,222	—	—	—	3,821	—	—	3,821	—	3,821
Repurchase of shares to satisfy tax withholding	—	(86,940)	—	—	—	(4,747)	—	—	(4,747)	—	(4,747)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(324)	—	(324)	—	(324)
Issuance (repurchase) of noncontrolling interest	3,500	—	—	—	—	—	—	—	—	6,240	6,240
Transfers from (to) noncontrolling interests	(3,456)	—	—	—	—	(2,124)	—	—	(2,124)	5,579	3,455
Net loss	(5,325)	—	—	—	—	—	—	(562,539)	(562,539)	(18,590)	(581,129)
Balances as of December 31, 2021	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
Operating activities:	2021	2020	2019
Net loss	$(586,454)	$(505,488)	$(288,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	99,505	58,459	21,374
Depreciation and amortization	5,843	1,456	859
Noncash lease expense	5,611	3,088	—
Net gains from investment in equity securities	(29,914)	—	—
Accretion of debt	5,795	17,737	1,509
Fair value adjustment of warrants	1,197	(3,338)	—
LEO call option expense (income)	(5,550)	1,472	1,069
Loss on early extinguishment of debt	3,337	—	—
Share in net loss of equity method investments	—	—	20,869
Fair value of shares issued under license agreements	—	6,014	220
Acquired in-process research and development assets	—	4,727	3,560
Other noncash adjustments	7,092	1,225	(3,547)
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	(19,749)	—	—
Receivable from a related party	—	2,845	(2,845)
Prepaid expenses and other current assets	(4,262)	(7,059)	(10,647)
Other assets	(9,816)	(2,146)	(16,929)
Accounts payable	2,833	(735)	(4,657)
Accrued compensation and benefits	7,378	8,589	9,270
Accrued research and development liabilities	11,178	6,170	11,981
Accrued professional services	2,157	2,407	1,450
Operating lease liabilities	(6,122)	(3,472)	—
Other accrued and other long-term liabilities	12,007	8,335	1,462
Net cash used in operating activities	(497,934)	(399,714)	(253,587)
Investing activities
Purchases of marketable securities	(589,892)	(287,852)	(212,899)
Maturities of marketable securities	380,200	249,137	—
Sales of marketable securities	62,691	—	—
Purchases of investment in equity securities	(53,383)	—	—
Sales of investment in equity securities	34,150	—	—
Increase in cash and cash equivalents from consolidation of PellePharm	13,654	—	—
Acquisition of intangible assets	(35,000)	—	—
Purchases of property and equipment	(13,246)	(7,518)	(2,638)
Others	—	(6,760)	(1,716)
Net cash used in investing activities	(200,826)	(52,993)	(217,253)
Financing activities
Proceeds from issuance of common stock in connection with initial public offering	—	—	366,237
Proceeds from issuance of 2029 Notes in 2021 and 2027 Notes in 2020	747,500	550,000	—
Issuance costs and discounts associated with issuance of 2029 Notes and 2027 Notes	(16,064)	(13,039)	—
Purchase of capped calls	(61,295)	(49,280)	—
Repurchase of common stock	(200,000)	(75,000)	—
Proceeds from issuance of noncontrolling interest to Alexion	—	—	23,309
Repayment of term loans	(124,119)	—	—
Proceeds from term loans, net of issuance costs	456,296	—	36,939
Proceeds from at-the-market issuance of noncontrolling interest by Eidos	—	24,094	23,927
Proceeds from issuance of noncontrolling interests	3,500	2,000	1,500
Repurchase of Eidos noncontrolling interest, including direct transaction costs	(85,090)	—	—
Repurchase of noncontrolling interest	—	(5,000)	(55,011)
Proceeds from BridgeBio common stock issuances under ESPP	3,821	1,205	921
Repurchase of shares to satisfy tax withholding	(4,746)	(714)	—
Proceeds from stock option exercises, net of repurchases	16,643	12,923	1,788
Others	—	—	(818)
Net cash provided by financing activities	736,446	447,189	398,792
Net increase (decrease) in cash, cash equivalents and restricted cash	37,686	(5,518)	(72,048)
Cash, cash equivalents and restricted cash at beginning of period	358,679	364,197	436,245
Cash, cash equivalents and restricted cash at end of period	$396,365	$358,679	$364,197

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,774	$15,322	$6,092
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Deferred merger transaction costs included in accounts payable and accrued professional services	$—	$1,842	$—
Leasehold improvements paid by landlord	$2,449	$—	$2,097
Transfers (from) to noncontrolling interest (Note 6)	$(2,124)	$12,034	$(28,635)
Recognition of property and equipment previously classified in other assets	$—	$10,000	$—
Noncash contribution by a noncontrolling interest	$21,600	$4,727	$—
Unpaid property and equipment	$563	$1,101	$—
Intangible assets recorded in other accrued and other long-term liabilities	$12,500	$—	$—
Unpaid debt issuance costs	$1,120	$—	$—
Build-to-suit funding liability accrual (Note 14)	$—	$—	$8,000
Fair value of success fee derivative at issuance of Eidos Term Loan	$—	$—	$1,148
Net noncash portion of repurchase of Eidos noncontrolling interests	$38,168	$—	$—
Direct transaction costs in the repurchase of Eidos recorded in Additional paid-in capital previously classified in Prepaid expenses and other current assets	$8,749	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio” or the “Company”) was established to identify and advance transformative medicines to treat patients who suffer from Mendelian diseases, which are diseases that arise from defects in a single gene, and cancers with clear genetic drivers. BridgeBio’s pipeline of programs ranges from early science to advanced clinical trials and its commercial organization is focused on delivering the Company’s two approved therapies.

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

The results of operations and cash flows prior to the IPO closing on July 1, 2019 relate to BBP LLC, its subsidiaries and controlled entities. Subsequent to the IPO closing, the information relates to BridgeBio, its subsidiaries and controlled entities. All share and per share amounts in these consolidated financial statements and related notes were retroactively adjusted, where applicable, for the comparable periods presented to give effect to the exchange ratio applied in connection with the 2019 Reorganization.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the years ended December 31, 2021, 2020 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

Presentation Reclassifications

Certain reclassifications have been made to the consolidated statements of cash flows for the year ended December 31, 2020 and 2019 to conform to the current year’s presentation. These reclassifications had no net effect on cash flows from operating, financing and investing activities as previously reported.

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

The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE through its interest in the VIE.

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

To assess whether BridgeBio has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, BridgeBio considers all of its economic interests, which primarily include equity investments in preferred and common stock and issuance of notes that are convertible into preferred stock, that are deemed to be variable interests in the VIE. This assessment requires BridgeBio to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure, subordination of interests, payment priority, relative share of interests held across various classes within the VIE’s capital structure, and the reasons why the interests are held by BridgeBio.

At the VIE’s inception, BridgeBio determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. We have determined that the consolidated VIEs, in which BridgeBio is the primary beneficiary, individually meet the definition of a business. There are no significant restrictions on the assets and liabilities of BridgeBio’s consolidated VIEs. BridgeBio then performs ongoing reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation and disclosure conclusions are required each reporting period.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating, or liquidation rights. Refer to Note 5.

Equity Method and Other Equity Investments

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

In applying the equity method, we record the investment at cost unless the initial recognition is the result of the deconsolidation of a subsidiary, in which case it is recorded at fair value. We subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee based on our percentage of common stock ownership during the respective reporting period. Payments to investees such as additional investments, loans, and expenses incurred on behalf of investees, as well as payments from investees such as dividends, distributions, and repayments of loans are recorded as adjustments to the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if we have other investment in the investee not accounted for under the equity method, have guaranteed obligations of the investee, or we are otherwise committed to provide further financial support for the investee.

We account for investments at fair value when we do not have significant influence over the investee. In the absence of readily determinable fair value, we measure the investment at cost less impairment plus or minus observable price changes, if any. We recognize income for any dividends declared from the distribution of the investee’s earnings.

As of December 31, 2020, we had an equity method and equity security investments in PellePharm. The equity security investments in PellePharm were without a readily determinable fair value and were carried at cost less impairment plus or minus observable price changes. PellePharm became a consolidated VIE in April 2021. As of December 31, 2020, we had an equity method investment in LianBio representing ordinary shares held by BBP LLC. We started accounting for the investment in LianBio under Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities in November 2021. Refer to Note 7 for further discussion on the PellePharm and LianBio investments, both of which are no longer accounted for as equity method investments as of December 31, 2021. We no longer have any equity method investments as of December 31, 2021.

Under the equity method of accounting, our investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Factors that may be indicative of an impairment include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that is less than its carrying amount. Indicators that a decline in value may be other-than-temporary include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and our ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. No impairment charge was recognized for the years ended December 31, 2021, 2020 and 2019 related to our equity method investments.

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

We are subject to certain risks and uncertainties and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing, regulatory approval and market acceptance of, and reimbursement for, product candidates, performance of third-party contract research organizations and manufacturers upon which we rely, development of sales channels, protection of our intellectual property, litigation or claims against us based on intellectual property, patent, product, regulatory, clinical or other factors, and our ability to attract and retain employees necessary to support our growth.

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

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”), a global pandemic. Since then, the resources of healthcare providers and hospitals have been focused on fighting the virus and any variants of the virus, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. Additionally, we may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and investigational New Drug Application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown and we are monitoring the ongoing COVID-19 pandemic as it continues to evolve. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
accounting for stock-based award modifications,
•
the present value of lease payments of our leases on the respective lease commencement dates,
•
the expected recoverability and estimated useful lives of our long-lived assets,
•
the fair value of the LEO call option liability up until its termination (see Note 7), and
•
the fair value of the liability component of our 2.50% convertible senior notes due 2027 (the “2027 Notes”) in 2020 prior to our adoption of Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity) (“ASU 2020-06”, see succeeding section and Note 10).

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Restricted Cash

Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2021 and 2020, restricted cash related to such agreements was $2.6 million.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and repurchase agreements collateralized with securities issued by the U.S. government or its agencies.

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ equity (deficit). We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our cash, cash equivalents and marketable securities are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents and marketable securities are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$393,772	$356,082	$363,773
Restricted cash — Included in “Prepaid expenses and other current assets”	177	139	—
Restricted cash — Included in “Other assets”	2,416	2,458	424
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$396,365	$358,679	$364,197

Investment in Equity Securities

We have investment in equity securities of public companies starting in 2021. We measure the fair value of our investment in equity securities at each reporting period in accordance with ASC 321. Changes in fair value resulting from observable price changes are included in “Other income (expense), net” in our consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our consolidated statements of operations. We generally classify our investment in equity securities as a noncurrent asset. We classify our investment in equity securities as a current asset if we intend to liquidate these shares to fund current operations, should the need arise.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, receivable from licensing and collaboration agreements, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values, due to their short-term nature.

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

The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Laboratory and machinery equipment	5 - 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life of the related asset

Depreciation and amortization expense of property and equipment was $3.3 million for the year ended December 31, 2021. Depreciation and amortization expense was not material for the years ended December 31, 2020 and 2019.

Leases

Our lease portfolio includes leases for our headquarters, office spaces, and laboratory facilities. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as “Operating lease right-of-use assets”, and the liability component is recorded as “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” in our consolidated balance sheets. The asset component of our finance leases is included in “Property and equipment, net”, and current and noncurrent finance lease liabilities are presented as part of “Other accrued liabilities” and “Other long-term liabilities”, respectively, in our consolidated balance sheets. Assets under finance leases are depreciated in a manner similar to other property and equipment.

Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Right-of-use assets are adjusted for lease incentive amounts expected to be received. On the lease commencement date, we estimate and include in our lease payments any lease incentive amounts based on future events when (1) the events are within our control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, we recognize the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Refer to Note 14 for impairment of certain long-lived assets recognized for the year ended December 31, 2021.

Segments

We determined that we are a single operating and reportable segment, which is the business of identifying and advancing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods, and regulatory environment. We are comprehensively managed as one business segment by the Chief Operating Decision Maker, which is our Chief Executive Officer.

Revenue from license and collaborative arrangements are attributed to regions based on the headquarters of the partner.

•
For the year ended December 31, 2021, approximately 80% and 13% of our total revenue is from Helsinn Healthcare S.A. (“HHC”) with headquarters located in Switzerland and from LianBio with headquarters located in Shanghai, China.
•
For the year ended December 31, 2020, approximately 97% of our total revenue is from LianBio.
•
For the year ended December 31, 2019, approximately 66% of our total revenue is from Alexion Pharmaceuticals with headquarters located in the United States and 34% with LianBio.

As of December 31, 2021, our capitalized property and equipment located in the United States and Canada is approximately 85% and 15%, respectively. Our capitalized property and equipment is primarily located in the United States as of December 31, 2020.

Capped Call Transactions

In January 2021 and March 2020, in connection with the issuance of the 2.25% convertible senior notes due 2029 (the “2029 Notes”) and the 2027 Notes, respectively (see Note 10), BridgeBio entered into certain capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 10). The capped calls meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the consolidated balance sheets as a direct deduction from the associated debt.

Prior to our adoption of ASU 2020-06, a portion of debt issuance costs incurred in connection with the 2027 Notes issued in March 2020 was allocated to the equity component and was recorded as a reduction to additional paid in capital, which was not amortized to interest expense over the estimated life of the related debt. Upon early adoption effective as of January 1, 2021, we no longer separately account for the liability and equity components of the 2027 Notes. See Note 10 for detailed discussion on the 2027 Notes.

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

When we enter into license agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the activities between us and our partner fall within the scope of other accounting literature. If we conclude that payments for activities from our partner to us represent consideration from a customer, such as license fees and contract manufacturing and research and development activities, we account for those elements within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we present such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

Revenue Recognition

For elements or transactions that we determine should be accounted for under ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation. We apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

At inception of the arrangement, we assess the promised goods or services to identify the performance obligations within the contract. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, on a relative standalone selling price basis, when (or as) the performance obligation is satisfied. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenue or costs, development timelines, discount rates and probabilities of clinical and regulatory success.

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

Product Sales: Revenue is recognized when our customers obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

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

We record accruals for the estimated costs of our contract manufacturing activities performed by third parties. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows to our vendors. Payments under the contracts include upfront payments and milestone payments, which depend on factors such as the achievement of the completion of certain stages of the manufacturing process. For purposes of recognizing expense, we assess whether we consider the production process sufficiently defined to be considered the delivery of a good or the delivery of a service, where processes and yields are developing and less certain. If we consider the process to be the delivery of a good, we recognize expense when the drug product is delivered, or we otherwise bear risk of loss. If we consider the process to be the delivery of a service, we recognize expense based on our best estimates of the contract manufacturer’s progress towards completion of the stages in the contract. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Any increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period identified.

Milestone and Royalty Payments Under Asset Acquisitions, In-licensing and Other Agreements

Under our asset acquisitions, in-licensing, and other agreements, we could be required to pay development, regulatory, and sales-based milestone payments if certain substantive milestones are met. We generally expense development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, we capitalize the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on our estimated projected cash flows and if the asset has alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis, beginning on the date the asset is acquired, which would generally be the regulatory approval date. We assess the carrying value of our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.

We could also be required to pay royalties based on actual net sales under in-licensing agreements and asset acquisitions. Such royalties are expensed in the period of sale of the product.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants, restricted stock awards (“RSA”), and restricted stock units (“RSU”) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”), through which employees may purchase our common stock at a discount to the market price.

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

Stock-based compensation is recorded in research and development expense, and selling, general and administrative expense based on the function of the applicable employee and non-employee.

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

LEO Call Option Liability

We accounted for the LEO Call Option as a current liability as we had the obligation to sell our PellePharm shares to LEO at a pre-determined price if the option is exercised. The LEO Call Option liability was recorded at fair value upon execution of the LEO Agreement. The LEO Call Option liability was subject to remeasurement to fair value at each balance sheet date until the LEO Call Option was either exercised, terminated or it expired as it did not qualify for equity classification. Any change in the fair value of the LEO Call Option liability was recognized as a component of “Other income (expense), net” in the consolidated statements of operations. The LEO Call Option was terminated by LEO in 2021 and, therefore, no longer outstanding as of December 31, 2021. Refer to Notes 3 and 7 for further discussion.

Net Loss per Share Attributable to Common Stockholders of BridgeBio

Basic net loss per share attributable to common stockholders of BridgeBio is calculated by dividing the net loss by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as such as stock options, unvested restricted stock units and awards and performance-based milestone compensation awards, shares issuable under the employee stock purchase plan and assumed conversion of our 2029 and 2027 Notes. The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share attributable to common stockholders of BridgeBio is the same as diluted net loss per share attributable to common stockholders of BridgeBio since the effects of potentially dilutive securities are antidilutive.

Prior to the 2019 Reorganization, BBP LLC’s equity structure included issuances of redeemable convertible preferred units. No adjustment for cumulative returns on the redeemable convertible preferred units has been applied to the calculation of basic and diluted net loss per share attributable to common stockholders of BridgeBio, since such units were retroactively adjusted as if the 2019 Reorganization occurred at the beginning of the earliest period presented in our financial statements. See Note 15 to for additional details.

Recently Adopted Accounting Pronouncements

ASU 2020-06. In August 2020, the FASB issued ASU 2020-06, which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition.

Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method with respect to our 2027 Notes. As a result of the adoption, we no longer separately account for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component; and, instead, account for our 2027 Notes wholly as debt. This also resulted in the derecognition of a deferred tax liability, which represented a basis difference in the face value of the 2027 Notes due to the previous allocation of portion of the proceeds to the equity component. Additionally, we recorded a cumulative adjustment to decrease our opening accumulated deficit balance as of January 1, 2021, representing a reduction in previously recorded interest expense accretion to the principal amount of our 2027 Notes through December 31, 2020. The following table summarizes the adjustments made to our consolidated balance sheet as of January 1, 2021 as a result of applying the modified retrospective method in adopting ASU 2020-06:

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

Under this transition method, we did not restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with the pre-ASU 2020-06 guidance under ASC 470-20, Debt: Debt with Conversion and Other Options.

The adoption did not impact previously reported amounts in our consolidated statements of operations and cash flows and our basic and diluted net loss per share amounts.

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$176,115	$176,115	$—	$—
Commercial paper	56,986	—	56,986	—
Total cash equivalents	233,101	176,115	56,986	—
Short-term marketable securities:
U.S. treasury notes	76,472	—	76,472	—
Commercial paper	167,737	—	167,737	—
Corporate debt securities	122,490	—	122,490	—
Supranational debt securities	27,044	—	27,044	—
Total short-term marketable securities	393,743	—	393,743	—
Investment in equity securities	49,148	49,148	—	—
LianBio Warrant	2,141	2,141	—	—
Total financial assets	$678,133	$227,404	$450,729	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$266,437	$266,437	$—	$—
Short-term marketable securities:
U.S. treasury bills	14,999	—	14,999	—
U.S. treasury notes	45,391	—	45,391	—
Commercial paper	144,851	—	144,851
Corporate debt securities	45,770	—	45,770	—
Total short-term marketable securities	251,011	—	251,011	—
Warrants in a LianBio subsidiary	3,338	—	—	3,338
Total financial assets	$520,786	$266,437	$251,011	$3,338
Liabilities
LEO call option liability	$5,550	$—	$—	5,550
Embedded derivative	1,340	—	—	1,340
Total financial liabilities	$6,890	$—	$—	$6,890

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

Marketable Securities

The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Investment in Equity Securities

As of December 31, 2021, we have an investment in LianBio whose fair value amounted to $30.8 million. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under ASC 321 upon LianBio’s IPO (see Note 7). The LianBio shares are subject to a lock-up agreement, which restricts our ability to sell the securities through April 2022. There are no restrictions on our ability to sell the other investment in equity securities, which had a fair value of $18.3 million.

We classify our investment in equity securities, which are equity securities of publicly held companies, within Level 1 as the fair values of these equity securities are derived from observable inputs such as quoted prices in active markets.

Total realized and unrealized gains and losses associated with investment in equity securities for the year ended December 31, 2021 consisted of the following:

Total
(in thousands)
Unrealized gain on conversion from equity method investment to investment in equity securities	$68,538
Net realized gains recognized on investment in equity securities sold	2,206
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(40,830)
Total net gains included in “Other income (expense), net”	$29,914

There were no such gains and losses during the comparative periods.

LianBio Warrant and Warrants in a LianBio subsidiary

As of December 31, 2020, our subsidiary, QED Therapeutics, Inc. (“QED”), held warrants which entitle QED to purchase shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. The valuation of these warrants contained unobservable inputs that reflected management’s own assumptions for which there was little, if any, market activity at the measurement date. Accordingly, these warrants were remeasured to fair value on a recurring basis using unobservable inputs that were classified as Level 3 inputs.

As discussed in Note 7, the warrants in a LianBio subsidiary were converted into a warrant to purchase shares of LianBio (the “LianBio Warrant”). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

LEO Call Option Liability

The valuation of the LEO Call Option (see Note 7) contained unobservable inputs that reflected management’s own assumptions for which there was little, if any, market activity at the measurement date. Accordingly, the LEO Call Option liability was remeasured to fair value on a recurring basis using unobservable inputs that were classified as Level 3 inputs.

On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO call option liability to zero as of March 31, 2021. The following table sets forth a summary of the change in the estimated fair value of the LEO call option liability recorded in “Other income (expense), net”:

Total
(in thousands)
Balance as of January 1, 2019	$3,009
Change in fair value upon remeasurement	1,069
Balance as of December 31, 2019	4,078
Change in fair value upon remeasurement	1,472
Balance as of December 31, 2020	5,550
Change in fair value upon notice of termination of the LEO call option	(5,550)
Balance as of December 31, 2021	$—

Historically, we estimated the fair value of the LEO call option by estimating the fair value of various clinical, regulatory, and sales milestones based on the estimated risk and probability of achievement of each milestone, and allocated the value using a Black-Scholes option pricing model. The following assumptions were used in the valuation as of December 31, 2020:

December 31,
2020
Probability of milestone achievement	12.0%-84.0%
Discount rate	0.1%-14.3%
Expected term (in years)	1.25-6.25
Expected volatility	80.0%-95.0%
Risk-free interest rate	1.16%-1.53%
Dividend yield	—

Notes

The fair value of our 2029 Notes and our 2027 Notes (collectively, the “Notes”, see Note 10), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of December 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $444.8 million and $407.1 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2020, the estimated fair value of the 2027 Notes was $997.9 million based on the market price on the last trading day for the period.

Term Loans

The fair value of our outstanding term loan as of December 31, 2021 (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of December 31, 2021 approximates the carrying amount as the term loan was issued close to the reporting period.

The estimated fair value of our outstanding term loans as of December 31, 2020 approximates the carrying amount, as the term loans bear floating rates that approximate the market interest rates.

4.
Cash Equivalents and Marketable Securities

We invest in certain U.S. government money market funds classified as cash equivalents. The marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$176,115	$—	$—	$176,115
Commercial paper	56,988		(2)	56,986
Total cash equivalents	233,103	—	(2)	233,101
Short-term marketable securities:
U.S. treasury notes	76,518	—	(46)	76,472
Commercial paper	167,761	2	(26)	167,737
Corporate debt securities	122,548	—	(58)	122,490
Supranational debt securities	27,046	—	(2)	27,044
Total short-term marketable securities	393,873	2	(132)	393,743
Total cash equivalents and marketable securities	$626,976	$2	$(134)	$626,844

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$266,437	$—	$—	$266,437
Short-term marketable securities:
U.S. treasury bills	14,996	3	—	14,999
U.S. treasury notes	45,292	100	(1)	45,391
Commercial paper	144,851	—	—	144,851
Corporate debt securities	45,680	93	(3)	45,770
Total short-term marketable securities	250,819	196	(4)	251,011
Total cash equivalents and marketable securities	$517,256	$196	$(4)	$517,448

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2021 and 2020, our short-term marketable securities have average contractual maturities of approximately six and five months, respectively. We do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to Eidos having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through January 26, 2021, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model until January 26, 2021, the date on which the Merger Transactions (as defined below) were consummated.

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of approximately 26,156,446 shares of our common stock, with a total fair value of $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized in equity amounted to $1,613.4 million and recorded as reduction in “Additional paid-in capital” for the year ended December 31, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we have incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” for the year ended December 31, 2021.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on The Nasdaq Global Select Market prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.
Noncontrolling Interests

As of December 31, 2021 and 2020, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio has a majority voting interest under the VOE model and for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ equity in “Redeemable convertible noncontrolling interests” and as part of stockholders’ equity in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. For the years ended December 31, 2021, 2020 and 2019, such adjustments in the aggregate amounts of $(2.1) million, $12.0 million and $(28.6) million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interest” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

As of December 31, 2020, the significant components of the noncontrolling interest balances pertained mainly to Eidos, which amounted to $40.2 million. Upon closing and completion of the Merger Transactions with Eidos on January 26, 2021 (see Note 5), the balance of the noncontrolling interest in Eidos was reduced to zero.

7.
Equity Method and Other Equity Investments

LianBio

LianBio is a global biopharmaceutical company focused on Greater China and major Asian markets. In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction and recognized as license revenue for the year ended December 31, 2019 (see Note 12). The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The equity interest gave BBP LLC the right to appoint or remove one director to the board of directors of LianBio, and, therefore, can exercise significant influence over LianBio. As a result, we accounted for this investment under the equity method and LianBio was considered a related party.

The carrying value of our 10% ownership interest was reduced to zero as of December 31, 2019 after recognizing our equity share in the net losses of LianBio for the year ended December 31, 2019. As of December 31, 2020, our equity method investment in LianBio represented approximately 6% of LianBio’s fully-diluted equity.

The carrying amount of the equity method investment in LianBio in the consolidated balance sheet as of December 31, 2020 represented our maximum loss exposure related to our investment in LianBio. There were no impairments related to the LianBio investment during the periods presented in which we applied the equity method.

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. BBP LLC no longer exercises significant influence over LianBio; and, therefore, we started accounting for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities which is presented as part of “Other income (expense)” in our consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, we recorded a $37.7 million unrealized loss for the ongoing mark-to-market adjustments of our investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio (the “QED-LianBio License Agreement”), QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. For the years ended December 31, 2020, certain contingent development milestones related to our ability to exercise the warrants to purchase shares in the LianBio subsidiary were achieved, and, as a result, we recognized changes in the fair value of the warrants of approximately $3.3 million in “Other income (expense), net” in our consolidated statements of operations for the year ended December 31, 2020. Changes in fair value of the warrants were not material for the year ended December 31, 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations as part of “Other income (expense)”. The LianBio Warrant had a fair value of $2.1 million, which is presented as part of “Other assets” in our consolidated balance sheet as of December 31, 2021.

PellePharm

PellePharm is a clinical-stage biopharmaceutical company developing BBP-009, a topical gel formulation of patidegib, a hedgehog inhibitor, for the treatment of Gorlin Syndrome and High-Frequency Basal Cell Carcinoma. On November 19, 2018, PellePharm, Inc. entered into the LEO Agreement, pursuant to which LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire PellePharm. The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability (the “LEO Call Option Liability”, see Note 3) in our consolidated financial statements because BridgeBio was obligated to sell its shares in PellePharm to LEO at a pre-determined price if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date until the LEO call option either was exercised, terminated, or had expired.

Prior to the LEO Agreement, BridgeBio consolidated PellePharm under the VIE model. The date the LEO Agreement was entered into was determined to be a VIE reconsideration event. Based on our assessment, we had concluded that PellePharm remained a VIE after the reconsideration event as it did not have sufficient equity at risk to finance its activities without additional subordinated financial support. However, based on the then changes to PellePharm’s governance structure and composition of the board of directors as a result of the LEO Agreement, BridgeBio was no longer the primary beneficiary as it no longer had the power over the key decisions that most significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm on November 19, 2018. After the deconsolidation in November 2018, PellePharm was considered a related party of BridgeBio.

Subsequent to the deconsolidation of PellePharm in 2018, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Upon adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in 2019, we accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of December 31, 2020, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. BridgeBio's share of net losses for the year ended December 31, 2019 was not material. The carrying amount of BridgeBio’s investment in PellePharm in the consolidated balance sheets through March 31, 2021 represented its maximum loss exposure related to its VIE investment in PellePharm. There were no impairments related to our PellePharm investment through March 31, 2021.

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

8.
Intangible Assets

The following table summarizes our recognized intangible assets for the year ended December 31, 2021 as a result of the arrangements described in the following sections:

	Weighted Average Estimated Useful Lives	December 31, 2021
		(in thousands)
Gross amount	12.8 years	$47,500
Less accumulated amortization		(2,566)
Net book value		$44,934

We had no intangible assets as of December 31, 2020. Amortization expense recorded as part of cost of products sold for the year ended December 31, 2021 was $2.6 million. Future amortization expense is $3.7 million for each of the years from 2022 to 2026 and $26.1 million thereafter.

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

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the FDA approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis.

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

Pursuant to the Asset Purchase Agreement, Origin could be required to pay up to $18.8 million if a certain condition is met. Such a condition was met in 2021, resulting in a one-time final payment of $15.0 million, which we capitalized as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Asset Purchase Agreement, Origin could be required to pay up to $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. As of December 31, 2021, the amount due to FMI is presented in our consolidated balance sheet in “Other accrued liabilities” and “Other long-term liabilities” for $1.5 million and $11.0 million, respectively.

9.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 16). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of December 31, 2021.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,799	$1,045
Stock (2)	116,481	12,247
Cash or stock at our sole discretion	114,351	2,394
Total	$241,631	$15,686
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 16.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2021 and 2020, there were no material amounts accrued related to termination charges.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements.

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

The 2029 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021, at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash, shares of BridgeBio’s common stock, or a combination of cash and shares of BridgeBio’s common stock, at our election.

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount (there were no direct offering expenses borne by us for the 2029 Notes). We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions described below and approximately $50.0 million to pay for the repurchase of shares of BridgeBio common stock described below. We intend to use the remainder of the net proceeds from the 2021 Note Offering for general corporate purposes, which may include research and development and clinical development costs to support the advancement of our drug candidates, including the continued growth of our commercial and medical affairs capabilities, the conduct of clinical trials and preclinical research and development activities, working capital, capital expenditures, repayment of outstanding indebtedness, general and administrative expenses, and other general corporate purposes.

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

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 in multiples of $1,000 only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Conversion Price Condition”)
•
During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or,
•
Upon the occurrence of specified corporate events.

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

In connection with the issuance of the 2027 Notes, we incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital in 2020. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the consolidated balance sheet and was amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term.

As discussed in Note 2, effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective method and, as a result, we no longer separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt. Comparative information with respect to our 2027 Notes disclosed below continue to be presented in accordance with the pre-ASU 2020-06 guidance under ASC 470-20.

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	December 31, 2021		December 31, 2020
	2029 Notes	2027 Notes	2027 Notes
	(in thousands)		(in thousands)
Liability component
Principal	$747,500	$550,000	$550,000
Unamortized debt discount and issuance costs	(14,381)	(10,066)	(166,564)
Net carrying amount	$733,119	$539,934	$383,436
Equity component, net of issuance costs			$169,173

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	2029 Notes	2027 Notes	Total	2027 Notes
	(in thousands)			(in thousands)
Contractual interest expense	$15,557	$13,750	$29,307	$11,153
Amortization of debt discount and issuance costs	1,682	1,654	3,336	15,649
Total interest and amortization expense	$17,239	$15,404	$32,643	$26,802
Effective interest rate	2.6%	2.8%		8.8%

As of December 31, 2021, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2020, interest payable on the 2027 Notes amounted to $4.0 million. Such amounts are included in “Other accrued liabilities” in our consolidated balance sheets.

Future minimum payments under the Notes as of December 31, 2021, are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Year ending December 31:
2022	$16,819	$13,750	$30,569
2023	16,819	13,750	30,569
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
Thereafter	789,547	556,875	1,346,422
Total future payments	873,642	625,625	1,499,267
Less amounts representing interest	(126,142)	(75,625)	(201,767)
Total principal amount	$747,500	$550,000	$1,297,500

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

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $61.3 million and $49.3 million for the years ended December 31, 2021 and 2020, respectively, related to the premium payments for the Capped Call Transactions.

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

Term Loans

The following table summarizes our term loans:

	December 31, 2021	December 31, 2020
	Loan Agreement	Hercules Loan and Security Agreement	Silicon Valley Bank and Hercules Loan Agreement	Total
	(in thousands)	(in thousands)
Principal value of term loans	$450,000	$75,000	$17,500	$92,500
Debt discount, issuance costs and end-of-term fees accretion	(19,248)	1,936	(557)	1,379
Total	430,752	76,936	16,943	93,879
Term loans, current portion	—	—	(1,458)	(1,458)
Term loans, net of current portion	$430,752	$76,936	$15,485	$92,421

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (ii) certain lenders (the “Lenders”), (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors (the “Guarantors”).

Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million (the “Tranche 1 Advance”), and (ii) a tranche 2 advance of $300.0 million (the “Tranche 2 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance, which will remain available for funding until December 31, 2022, is available at our election after the occurrence of certain milestone events relating to data from our clinical trials.

As security for our obligations under the Loan Agreement, each of BridgeBio and the Guarantors granted the Collateral Agent, for the benefit of the Lenders, a continuing security interest in substantially all of the assets of BridgeBio and the Guarantors (including all equity interests owned or hereafter acquired by BridgeBio and the Guarantors), subject to certain customary exceptions. Upon exceeding certain investment and disposition thresholds, additional subsidiaries of BridgeBio will be required to join as guarantors.

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum, 3.00% of which can be paid in kind (“PIK”). Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025 (the “Term Loan Amortization Date”) in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis (the “Acoramidis Milestone”) on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026 (the “Maturity Date”).

We may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium ranging from 1% to 3% of the principal amount outstanding depending on the timing of payment (plus a customary make-whole amount if prepaid on or prior to November 17, 2022).

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events “prepayment events”), which could be 50% or 75% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

Subject to the mandatory prepayment requirements for certain prepayment events, the Loan Agreement contains customary affirmative and limited negative covenants which, among other things, limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens, license or encumber our assets or (iv) fundamentally alter the nature of our business. BridgeBio and the Guarantors have broad ability to license our intellectual property, dispose of other assets and enter into monetization and royalty transactions, subject in each case to the requirement to make a mandatory prepayment described above. The Loan Agreement provides that BridgeBio and the Guarantors may, subject to certain limitations, (x) repurchase the BridgeBio’s equity interest and the equity interest of any of its subsidiaries, (y) enter into any joint ventures or similar investments, and (z) make other investments and acquisitions. Subject to the mandatory prepayment requirement described above, portfolio companies owned by BridgeBio that are not parties to the Loan Agreement are, subject to certain exceptions, not subject to any covenants or limitations under the Loan Agreement.

The Loan Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or the breach of the covenants under the Loan Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement.

We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million. We also incurred debt issuance cost that remains outstanding as of December 31, 2021 of approximately $1.1 million for professional services provided by KKR Capital Markets LLC, an affiliate of KKR Genetic Disorder L.P., a related party being a principal stockholder of BridgeBio.

For the year ended December 31, 2021, we recognized interest expense related to the Loan Agreement of $5.5 million, of which $0.6 million, relates to amortization of debt discount and issuance costs. As of December 31, 2021, interest payable included in “Other accrued liabilities” in our consolidated balance sheet amounted to $5.0 million.

Future minimum payments under the Loan Agreement as of December 31, 2021, are as follows:

Amount
(in thousands)
Year Ending December 31:
2022	$34,358
2023	41,110
2024	41,223
2025	224,309
2026	289,279
Total future payments	630,279
Less amounts representing interest	(171,279)
Less exit fee	(9,000)
Total principal amount of term loan payments	$450,000

Hercules Loan and Security Agreement

In June 2018, we executed a Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”) (the “Hercules Loan”), under which we borrowed $35.0 million (“Tranche I”). The Hercules Loan initially carried interest at a floating rate equal to the greater of: (i) the prime rate as reported in the Wall Street Journal (the “WSJ prime rate”) plus 4.35% and (ii) 9.35%, payable monthly and was due to mature on January 1, 2022 (the “Maturity Date”). No principal payments were to be made due during an interest-only period, commencing on the initial borrowing date and continuing through July 1, 2020 (the “Amortization Date”). The outstanding balance of the loan was to be repaid monthly beginning on the Amortization Date and extending through the Maturity Date.

In December 2018, we executed the First Amendment to the Hercules Loan, whereby we borrowed an additional $20.0 million (“Tranche II”). The interest-only period on the entire facility was extended until January 1, 2021 and the Maturity Date for the entire facility was July 1, 2022. The additional $20.0 million loan bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 3.35% and (ii) 9.10%, payable monthly. We would also owe Hercules an end of term charge equal to 6.35% of the principal amount of the Tranche I, and 5.75% of the principal amount of the Tranche II when the loan becomes due or upon prepayment of the facility. These amounts were accrued over the new term of the loan using the effective-interest method.

In May 2019, we executed the Second Amendment to the Hercules Loan whereby we borrowed an additional $20.0 million (“Tranche III”). Under the Second Amendment to the Hercules Loan, the interest rate was payable monthly and established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 3.85% and (ii) 8.85%; (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 2.85% and (ii) 8.60%; and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 3.10% and (ii) 9.10%.

In July 2019, the completion of BridgeBio’s IPO triggered certain provisions of the Hercules Loan, which, among other things, provided BridgeBio an option to pay a portion of scheduled cash interest on the entire facility as PIK interest, extended the interest-only payment to July 1, 2021 and the Maturity Date to January 1, 2023.

In March 2020, we executed the Third Amendment to the Hercules Loan primarily to allow us to issue our 2027 Notes and to enter into the 2020 Capped Call and share repurchase transactions as described above.

In April 2020, we entered into the Fourth Amendment to the Hercules Loan, which among other things:

•
extended the interest-only period to July 1, 2022 and the Maturity Date to November 1, 2023, each may be further extended subject to certain conditions;

•
provided for interest rate payable monthly and established as follows: (1) Tranche I bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 3.85% and (ii) 8.75% (8.75% as of December 31, 2020); (2) Tranche II bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 2.85% and (ii) 8.60% (8.60% as of December 31, 2020); and (3) Tranche III bears interest at a floating rate equal to the greater of: (i) the WSJ prime rate plus 3.10% and (ii) 8.85% (8.85% as of December 31, 2020);
•
provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $125.0 million, subject to the terms and conditions set forth in the said amendment (none of which were drawn); and,
•
provided us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain terms and conditions set forth in the said amendment.

There were no gains or losses arising from the Fourth Amendment to the Hercules Loan, which was considered a debt modification.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions, as discussed above.

In April 2021, we executed the Sixth Amendment to the Hercules Loan (the “Amended Hercules Loan”), which, among other things:

•
provided for an additional principal borrowing amounting to $25.0 million (the proceeds of which were received by us as Tranche IV upon the execution of the Amended Hercules Loan);
•
extended the interest-only period to June 1, 2024 and the Maturity Date to May 1, 2025, each of which may be further extended subject to certain conditions;
•
provided for an interest rate on the outstanding principal balance equal to the greater of (x) a floating interest rate of WSJ prime rate plus 4.40% and (y) 7.65%, payable monthly; and
•
provided for, subject to Hercules’ approval in its sole and absolute discretion, an additional increase in available loan facilities aggregating to $185.0 million, subject to the terms and conditions set forth in the said amendment (none of which were drawn by us).

There were no gains or losses arising from the Sixth Amendment to the Hercules Term Loan, which was considered a debt modification.

Certain amendments to the Hercules Loan also provided us with more flexibility to consummate acquisitions and investments, incur additional debt, dispose of assets and repurchase and/or redeem stock, each subject to certain conditions set forth in the amendments.

The Hercules Term Loan contained customary representations and warranties, events of default, and affirmative and negative covenants for a term loan facility of this size and type. However, Hercules imposed no significant liquidity covenants on us and Hercules could not limit or restrict our ability to dispose of assets, make investments, or make acquisitions. As pledged collateral for our obligations under the Hercules Term Loan, we granted Hercules a security interest in all our assets or personal property, including all equity interests owned or hereafter acquired by us. Further, at Hercules’ sole discretion we would make a mandatory prepayment equal to 75% of net cash proceeds received from the sale or licensing of any pledged or collateral assets, including intellectual property, of a consolidated entity owned by us, or the repurchase or redemption of any pledged collateral by certain specified operating companies. None of our consolidated entities were a party to, nor provide any credit support or other security in connection with the Hercules Term Loan.

The Amended Hercules Term Loan was prepaid in full in November 2021 using a portion of the net proceeds from the Tranche 1 Advance under Loan Agreement mentioned above, which resulted in a loss on early extinguishment of debt of $2.6 million that is included in “Other income (expense)” in our consolidated statement of operations.

For the years ended December 31, 2021, 2020 and 2019, we recognized interest expense related to the Hercules Term Loan of $8.1 million, $7.9 million, and $8.3 million, respectively, of which $1.7 million, $1.3 million, and $1.4 million, respectively, relates to amortization of debt discount. As of December 31, 2020, interest payable included in “Other accrued liabilities” in our consolidated balance sheet amounted to $0.6 million.

Silicon Valley Bank and Hercules Loan and Security Agreement

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

The Tranche A loan was prepaid in full in April 2021 using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan discussed above. Loss on early extinguishment of the Tranche A loan recognized by Eidos was not material. Interest expense on the Tranche A loan was not material from January 2021 through the prepayment date. Eidos recorded interest expense and amortization of the debt discount in the amount of $2.3 million and $0.3 million on the Tranche A loan for the years ended December 31, 2020 and 2019, respectively.

11.
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

The QED-Helsinn License and Collaboration Agreement is considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the risks and rewards of the collaborative activity, and partially within the scope of ASC 606, for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with profit and cost sharing provisions are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of inventory within the transitional supply period.

We consider the future potential regulatory and launch milestones to be variable consideration. We constrain variable consideration to the extent that it is not probable that it will result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606-10-55-65 because the license is the predominant item to which the royalties or sales-based milestone relate.

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. The remaining future potential regulatory and launch milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We determined that the achievement of such regulatory and launch milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage.

We allocated the $46.0 million transaction price based on relative stand-alone selling prices of each of our performance obligations as $44.4 million for the licenses and $1.6 million for the transfer of inventory. For the delivery of the licenses, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to, forecasted revenue and costs, development timelines, discount rate and probabilities of clinical and regulatory success. For the transfer of inventory, we based the stand-alone selling price on the actual costs incurred by us to purchase or manufacture the inventory as well as the average compensation of employees estimated to be incurred over the performance period. In the fourth quarter of 2021, we received validation from the European Medicines Agency ("EMA") for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $10.0 million as licensing revenue in the fourth quarter of 2021. We will continue to reassess the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2021, we have provided all necessary information to Helsinn for it to benefit from the license under the license term and accordingly have recognized $56.0 million in license revenue during the year ended December 31, 2021. As of December 31, 2021, outstanding receivables from Helsinn related to this unit of accounts was $10.0 million and is shown as part of "Receivables from licensing and collaboration agreements" on the consolidated balance sheet.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, we have recognized Helsinn’s share of research and development expenses of $38.4 million as a reduction of research and development expenses for the year ended December 31, 2021. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $5.9 million as of December 31, 2021 and are shown as part of “Receivable from licensing and collaboration agreements” in the consolidated balance sheet.

Following the FDA approval of TRUSELTIQTM (infigratinib) in May 2021, we are the principal selling party of this product in the United States and recognized product sales in the consolidated statement of operations. We accounted for Helsinn’s share of the co-commercialization loss of $8.9 million as a reduction to selling, general and administrative expenses for the year ended December 31, 2021.

Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn and the latter became the principal selling party. Accordingly, beginning in 2022, we will no longer be recognizing product sales associated with TRUSELTIQ. We will continue to share profits and losses on a 50:50 basis in accordance with the QED-Helsinn License and Collaboration Agreement.

12.
Out-licensing Agreements

License Agreement Between QED and LianBio

In October 2019, QED entered into the QED-LianBio License Agreement with our then related party, LianBio. Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is entitled to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (see Note 7).

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

For the year ended December 31, 2020, we received reimbursements for research and development expenses incurred in 2019 amounting to $2.8 million from LianBio, in connection with the QED-LianBio License Agreement. This amount was recorded as reduction in research and development expenses for the year ended December 31, 2019.

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right.

We recognized $8.5 million in license revenue, representing a regulatory milestone payment, for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized $8.0 million in license revenue which was comprised of the upfront payment. We determined that the license was a right to use the intellectual property of Navire and as of December 31, 2020, we had provided all necessary information to LianBio to benefit from the license and the license term.

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

License Agreements Between Eidos and Alexion

In September 2019, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as BBP-265 or AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis (the “Eidos-Alexion License Agreement”). Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

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

Eidos finalized the clinical supply agreement with Alexion on July 10, 2020, which was determined to be a separate performance obligation from the license. Eidos has billed insignificant amounts to Alexion as part of the clinical supply agreement and recognized such amounts as license revenue.

13.
In-licensing Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”) relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed. For the years ended December 31, 2021, 2020 and 2019, research and development expense that Eidos recognized in connection with this agreement was not material.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the year ended December 31, 2019, we recognized $2.5 million as a cost of license revenue upon execution of the Eidos-Alexion License Agreement (see Note 12)

The Regents of the University of California License Agreement

In September 2016, TheRas entered into a license agreement with The Regents of the University of California (“UCSF”) relating to TheRas’ drug discovery and development initiatives. Under this agreement, TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds (the “UCSF License”). In connection with the UCSF License and subsequent amendments, we paid issuance fees totaling $0.3 million. In addition, under the terms of the UCSF License, we are required to pay to UCSF certain annual license maintenance fees unless we are selling or otherwise exploiting licensed products or services and paying royalties to UCSF on net sales for such licensed products or services. With respect to such royalty obligations, we agreed to pay UCSF low single-digit tiered royalties on annual net sales of licensed products and services, with a minimum royalty requirement of $0.1 million. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country. In addition, we are obligated to make contingent milestone payments totaling up to $22.4 million upon the achievement of certain clinical or regulatory milestones. In the event that we sublicense the patent rights, UCSF is also entitled to receive a percentage of the sublicensing income received by us. For the years ended December 31, 2021, 2020 and 2019, research and development expense that TheRas recognized in connection with this agreement was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement (“Leidos CRADA”) with Leidos Biomedical Research, Inc. (“Leidos”). In December 2018, TheRas and Leidos entered into a license agreement (“Leidos License,” and together with the Leidos CRADA, the “Leidos Agreements”) under which TheRas has been granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. For the years ended December 31, 2021, 2020 and 2019, TheRas recognized research and development expenses of $2.8 million, $2.3 million, and $1.9 million, respectively, in connection with the Leidos Agreements.

Foundation Medicine Diagnostics Agreement

As discussed in Note 8, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the years ended December 31, 2021, 2020 and 2019, QED recognized research and development expenses of $4.2 million, $4.8 million, and $1.6 million, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

14.
Leases

The components of lease cost are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Straight line operating lease costs	$5,611	$3,786
Finance lease costs	402	9
Variable lease costs	4,243	832
Total lease cost	$10,256	$4,627

Supplemental cash flow information related to leases are as follows:

	December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,122	$4,169
Operating cash flows for finance lease	272	34
Right-of-use assets obtained in exchange of lease obligations
Operating leases	6,380	19,595
Finance lease	—	1,726

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.6	5.1
Finance lease	4.1	5.1
Weighted-average discount rate
Operating leases	5.58%	6.24%
Finance lease	6.62%	6.62%

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

As of December 31, 2021, future minimum lease payments for our noncancelable leases are as follows:

	Operating Leases	Finance Lease
	(in thousands)
Year ending December 31:
2022	$6,035	$387
2023	5,292	432
2024	4,481	445
2025	3,971	459
2026	1,903	38
Thereafter	4,413	—
Total future minimum lease payments	26,095	1,761
Imputed interest	(3,729)	(221)
Total	$22,366	$1,540

Reported as of December 31, 2021
Operating lease liabilities, current portion	$4,938
Operating lease liabilities, net of current portion	17,428
Total operating lease liabilities	$22,366
Finance lease liability, current portion — Included in “Other accrued liabilities”		$295
Finance lease liability, net of current portion — Included in “Other long-term liabilities”		1,245
Total finance lease liability		$1,540

We recognized an impairment loss of $3.3 million for certain of our asset groups estimated using discounted cash flow model (income approach) for the year ended December 31, 2021, which is included in selling, general and administrative expenses in our consolidated statement of operations. The impairment loss recorded includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment, namely leasehold improvements, office furniture, and equipment that we no longer use.

Manufacturing Agreement

In December 2019, we entered into a manufacturing agreement to secure clinical and commercial scale manufacturing capacity for the manufacture of batches of active pharmaceutical ingredients for product candidates of certain subsidiaries of BridgeBio. Unless terminated, as allowed within the manufacturing agreement, the agreement will expire five years from when qualified operations begin. Under the terms of the agreement, we are assigned a dedicated manufacturing suite for certain months in each calendar year for a one-time fee of $10.0 million, which will be applied to the buildout, commissioning, qualification, validation, equipping, and exclusive use of the dedicated manufacturing suite.

We recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. The readiness determination phase of the dedicated manufacturing suite is expected to be completed in 2022. The remaining payable related to the dedicated manufacturing suite, recorded as part of “Other accrued liabilities” in the consolidated balance sheets, amounted to $2.0 million and $4.0 million as of December 31, 2021 and 2020, respectively.

15.
2021 Share Repurchase Program, 2020 Shelf Registration and 2019 Reorganization and IPO

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of December 31, 2021, we have repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million. The repurchased shares are held in treasury as treasury stock.

2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0 percent of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of December 31, 2021.

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

16.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$53,829	$2,366	$56,195
Selling, general and administrative	46,357	3,022	49,379
Total stock-based compensation	$100,186	$5,388	$105,574

	Year Ended December 31, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$16,316	$5,743	$626	$22,685
Selling, general and administrative	30,285	5,159	330	35,774
Total stock-based compensation	$46,601	$10,902	$956	$58,459

	Year Ended December 31, 2019
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$986	$2,313	$366	$3,665
Selling, general and administrative	14,204	3,060	445	17,709
Total stock-based compensation	$15,190	$5,373	$811	$21,374

We have recorded $6.0 million and $3.0 million of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash. There were no such compensation awards in the comparative period in 2019.

Equity-Based Awards of BridgeBio

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. On June 2, 2020, our stockholders approved an amendment and restatement of the 2019 Plan (the “A&R 2019 Plan”) to, among other things, increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. The A&R 2019 Plan was further amended on December 15, 2021 (as amended, the “2021 A&R Plan”).

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

As of December 31, 2021, 3,847,087 shares and 16,534 shares were reserved for future issuances under the 2021 A&R Plan and 2019 Inducement Plan, respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

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

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” in the consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

For the year ended December 31, 2021 and 2020, we recognized $26.7 million and $9.6 million, respectively, of stock-based compensation expense associated with milestone awards under the Exchange Program that were either achieved or determined to be probable of achievement as of each of the reporting date. There were no such compensation awards in the comparative period in 2019. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of December 31, 2021.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the year ended December 31, 2021, we recognized $7.9 million of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of December 31, 2021. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of December 31, 2021.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the year ended December 31, 2021:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020		7,632,961
Regular equity program	6,778,112		$23.83	8.8	320,473
Exchange Program	854,849		$2.22	8.2	58,891
Granted		5,968,204
Regular equity program	3,191,532		$47.58
Eidos Awards Exchange	2,776,672		$16.33
Exercised		(1,193,592)
Regular equity program	(341,542)		$21.17
Eidos Awards Exchange	(547,627)		$16.24
Exchange Program	(304,423)		$1.71
Cancelled		(265,817)
Regular equity program	(134,844)		$28.24
Eidos Awards Exchange	(121,419)		$19.99
Exchange Program	(9,554)		$5.28
Outstanding as of December 31, 2021		12,141,756
Regular equity program	9,493,258		$31.85	8.5	$—
Eidos Awards Exchange	2,107,626		$16.14	6.9	$10,147
Exchange Program	540,872		$2.46	7.0	$7,956
Exercisable as of December 31, 2021		5,033,494
Regular equity program	3,362,783		$24.52	7.8	$—
Eidos Awards Exchange	1,183,628		$12.66	6.1	$8,034
Exchange Program	487,083		$2.10	7.0	$7,271

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $23.09.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2021 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the year ended December 31, 2021 was $53.5 million.

For the years ended December 31, 2021, 2020, and 2019, we recognized stock-based compensation expense of $31.1 million, $15.6 million and $3.9 million, respectively, related to stock options under the Plans. As of December 31, 2021, there was $103.1 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the year ended December 31, 2021:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	1,053,838	$34.21
Granted	3,230,243	$49.44
Vested	(504,518)	$44.64
Cancelled	(241,844)	$52.69
Balance as of December 31, 2021	3,537,719	$45.36

The RSUs have a service condition and generally vest over a period of four years.

For the years ended December 31, 2021, 2020, and 2019, we recognized stock-based compensation expense of $25.0 million, $7.4 million, and $0.2 million, respectively, related to shares of RSUs under the Plans. As of December 31, 2021, there was $153.4 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Awards (RSAs) of BridgeBio

As disclosed in Note 15, upon the 2019 Reorganization, all unvested outstanding management incentive units and common units of BBP LLC were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the year ended December 31, 2021:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2020	3,364,366	$4.47
Granted — Exchange Program	395,672	$60.82
Vested — Exchange Program	(395,672)	$60.82
Vested — Regular equity program	(1,569,006)	$3.29
Cancelled — Regular equity program	(5,417)	$7.09
Balance as of December 31, 2021	1,789,943	$5.50

For the years ended December 31, 2021, 2020, and 2019, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Exchange Program	$24,065	$2,292	$—
Other RSAs	6,240	8,384	4,237
Total stock-based compensation expense	$30,305	$10,676	$4,237

As of December 31, 2021, there was $10.2 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 1.9 years. The respective balances of unvested RSAs as of December 31, 2021 and 2020 are included as outstanding shares disclosed in the consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

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

Stock-based compensation expense and activity related to market-based RSU awards were not material for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, we recognized stock-based compensation expense of $1.0 million and $2.3 million, respectively, related to market-based RSU awards. There are no such awards outstanding as of December 31, 2021.

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

For the years ended December 31, 2021, 2020, and 2019, stock-based compensation expense related to our ESPP was not material. As of December 31, 2021, 4,235,440 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. We used the following weighted-average assumptions in the Black-Scholes calculations:

	Year Ended December 31,
	2021		2020		2019
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	5.50-6.08	0.50	5.00-6.08	0.40-0.65	5.00-6.08	0.40
Expected volatility	49.0%-52.0%	47.6%-52.0%	36.3%-46.4%	32.5%-47.6%	36.4%-37.5%	43.4%
Risk-free interest rate	0.63%-1.33%	0.05%-0.13%	0.31%-1.50%	0.13%-1.57%	1.69%-1.86%	2.12%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value of stock-based awards granted	$23.09	$18.31	$11.29	$10.48	$7.81	$5.51

Equity-Based Awards of BBP LLC

Up until the reorganization, BBP LLC issued management incentive units and common units (collectively, “BBP LLC equity-based awards”). As described in Note 15, BBP LLC equity-based awards were cancelled and exchanged for shares of BridgeBio restricted common stock. For the years ended December 31, 2019, equity-based compensation from BBP LLC equity-based awards was $3.4 million.

The estimated grant-date fair value of each Common Unit and Management Incentive Unit award in 2019 and up until the 2019 Reorganization was calculated using the Black-Scholes option pricing model based on assumptions as follows:

Expected term (in years)	1.50
Expected volatility	48.0%-49.0%
Risk-free interest rate	2.34%-2.56%
Dividend yield	—

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

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was not material. For the year ended December 31, 2020 and 2019, Eidos recognized stock-based compensation expense of $10.9 million and $5.4 million, respectively, which comprised mainly of expenses related to stock options under the Eidos Plans.

For the years ended December 31, 2020 and 2019, the fair value of employee of Eidos stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.06	6.07
Expected volatility	72.1%	72.4%
Risk-free interest rate	0.52%	1.95%
Dividend yield	—	—

Eidos likewise issued RSUs under the Eidos Plans and had ESPP program under its 2018 Employee Stock Purchase Plan. For the year ended December 31, 2020 and 2019, stock-based compensation expense under these equity awards were not material.

17.
Income Taxes

Upon the 2019 Reorganization, BridgeBio is subject to U.S. federal and state income taxes as a corporation. Prior to the 2019 Reorganization, which was tax-free reorganization, BBP LLC was treated as a pass‑through entity for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. During this period, the tax liability with respect to its taxable income was passed through to its unitholders.

The following table presents the components of net loss before income taxes:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$586,478	$505,488	$288,585
Foreign	(24)	—	—
Total loss before income taxes	$586,454	$505,488	$288,585

There was no current or deferred income tax expense or benefit (domestic and foreign) for the years ended December 31, 2021, 2020 and 2019.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
Change in valuation allowance	(25.6)	(25.0)	(25.3)
Research and development credits	3.9	3.3	4.1
Stock-based compensation	1.2	1.0	—
Change in entity status	—	—	1.7
Nontaxable partnership income	—	—	(1.4)
Other	(0.5)	(0.3)	(0.1)
Effective income tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$331,537	$191,308
Amortization	9,570	7,427
Accruals and reserves	8,833	5,707
Stock-based compensation	10,233	5,471
Tax credits	67,724	37,964
Equity method investment	—	7,608
Lease liabilities	3,821	3,932
Other	448	613
Gross deferred tax assets	432,166	260,030
Less valuation allowance	(423,909)	(224,452)
Deferred tax assets, net of valuation allowance	8,257	35,578
Deferred tax liabilities:
Fixed assets	(339)	(221)
Right-of-use assets	(2,844)	(3,514)
Unrealized gains and losses	(5,074)
Debt	—	(32,938)
Deferred tax liabilities	(8,257)	(36,673)
Net deferred tax assets (liabilities)	$—	$(1,095)

As of December 31, 2021, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.5 billion and $229.2 million, respectively. The federal net operating losses generated prior to 2018 amounting to $37.5 million will begin to expire in 2035, losses generated after 2018 amounting to $1.5 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2038.

As of December 31, 2021, we had federal research and development and orphan drug credit carryforwards of $73.3 million, which will expire beginning in 2036 if not utilized. As of December 31, 2021, we have California and other state research and development tax credit carryforwards of $12.5 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. As discussed in Note 2, we have derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax. The valuation allowance increased by $199.5 million, $95.5 million and $79.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, we had an immaterial amount of undistributed earnings of our non-U.S. subsidiaries for which we have not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. The amount of applicable taxes due if such earnings were distributed would be immaterial. Accordingly, we have not provisioned U.S. state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(in thousands)
Balance at the beginning of the year	$12,524	$7,604
Additions of prior year positions	4,037	—
Reductions of prior year positions	(354)	(224)
Additions based on tax positions related to current year	5,047	5,144
Balance at the end of the year	$21,254	$12,524

As of December 31, 2021 and 2020, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.

We file federal and various income tax returns. We currently have no federal or state tax examinations in progress. All years are open for examination by federal and state authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also allowed for the deferral of employer payroll taxes, which we have done and the liability is accounted for in our consolidated financial statement. The provisions of the CARES Act did not have a material impact on our consolidated financial statements.

On June 29, 2020, the Governor of California signed Assembly Bill (“AB”) 85 suspending California net operating loss (“NOL”) utilization and imposing a cap on the amount of business incentive tax credits that companies can utilize, effective for tax years 2020, 2021 and 2022. AB 85 will not impact our income tax provisions as we are in taxable loss position.

18.
Net Loss Per Share Attributable to Common Stockholders of BridgeBio

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2021, 2020 and 2019, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of December 31,
	2021	2020	2019
Unvested RSAs	1,789,943	3,364,366	5,603,452
Unvested RSUs	3,537,719	1,053,838	362,163
Unvested market-based RSUs	—	2,380	129,871
Unvested performance-based RSUs	69,340	73,304	—
Unvested performance-based RSAs	—	22,611	—
Common stock options issued and outstanding	12,141,756	7,632,961	4,626,777
Estimated shares issuable under performance-based milestone compensation arrangements	13,959,588	4,161,970	—
Estimated shares issuable under the ESPP	172,927	50,584	—
Assumed conversion of 2027 Notes	12,878,305	12,878,305	—
Assumed conversion of 2029 Notes	7,702,988	—	—
	52,252,566	29,240,319	10,722,263

Our 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

As discussed in Notes 9 and 16, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated as if the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2021, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 24, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10‑K:
1.
Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Report of Independent Registered Public Accounting Firm	146
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2021	151
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2021	152
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021	153
Notes to Consolidated Financial Statements	155
Report of Independent Registered Public Accounting Firm	146

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, dated June 26, 2019.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	—	—	—	Filed herewith

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027.	8-K	001-38959	4.2	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029.	8-K	001-38959	4.2	January 29, 2021

10.1#	Amended and Restated 2021 Stock Option and Incentive Plan and forms of award agreements thereunder.	—	—	—	Filed herewith

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.1	November 4, 2021

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of June 19, 2018.	S-1	333-231759	10.6	May 24, 2019

10.7	First Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of December 28, 2018.	S-1	333-231759	10.7	May 24, 2019

10.8	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.9†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.10†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.11†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.12†	Exclusive Patent License Agreement, between The Frederick National Laboratory for Cancer Research, operated by Leidos Biomedical Research, Inc., under sponsorship from the National Cancer Institute, and TheRas, Inc., dated December 14, 2018.	S-1	333-231759	10.16	May 24, 2019

10.13†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.14	Second Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital Inc., dated as of May 17, 2019.	S-1	333-231759	10.18	May 24, 2019

10.15#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.16#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.17#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.18#	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.19#	Offer Letter, between BridgeBio Services, Inc. and Michael Henderson, dated March 22, 2016, as amended on May 5, 2017.	S-1	333-231759	10.24	June 11, 2019

10.20#	Offer Letter, between Eidos Therapeutics, Inc. and Cameron Turtle, dated June 13, 2018.	S-1	333-231759	10.26	June 11, 2019

10.21#	Consulting Agreement, between Jennifer E. Cook and the Registrant, effective as of October 14, 2019.	10-K	001-38959	10.28	March 3, 2020

10.22	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.23	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.24†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.25†	Collaboration Agreement, by and between BridgeBio Gene Therapy, LLC and Catalent Maryland, Inc., formerly Paragon Bioservices, Inc., dated December 31, 2019.	10-K	001-38959	10.33	March 3, 2020

10.26#	BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.1	November 20, 2019

10.27#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.2	November 20, 2019

10.28#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.3	November 20, 2019

10.29#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.4	November 20, 2019

10.30#	Amended and Restated Director Compensation Policy.	—	—	—	Filed herewith

10.31	Third Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of March 2, 2020.	10-K	001-38959	10.40	February 25, 2020
10.32†	Fourth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of April 27, 2020.	10-Q	000-38959	10.1	August 11, 2020

10.33	Open Market Sale AgreementSM, dated as of July 7, 2020.	S-3	333-239734	1.2	July 7, 2020

10.34	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.35	Purchase Agreement, dated January 25, 2021, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several Initial Purchasers.	8-K	001-38959	10.1	January 26, 2021

10.36	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.37	Fifth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of January 25, 2021.	10-K	001-38959	10.46	February 25, 2021

10.38	Sixth Amendment to the Loan and Security Agreement, between BridgeBio Pharma LLC and Hercules Capital, Inc., dated as of April 13, 2021.	10-Q	001-38959	10.3	May 6, 2021

10.39†	Loan and Security Agreement, among U.S. Bank National Association in its capacity as Administrative Agent and Collateral Agent, the Lenders party thereto, the Registrant, and certain subsidiaries of the Registrant, dated as of November 17, 2021.	—	—	—	Filed herewith

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith

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

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission because such information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BridgeBio Pharma, Inc.

Date: February 24, 2022	By:	/s/ Neil Kumar
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

Signature	Title	Date

/s/ Neil Kumar	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Neil Kumar, Ph.D.
/s/ Brian Stephenson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Brian Stephenson, Ph.D., CFA
/s/ Eric Aguiar	Director	February 24, 2022
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 24, 2022
Jennifer E. Cook

/s/ Douglas A. Dachille	Director	February 24, 2022
Douglas A. Dachille

/s/ Ronald J. Daniels	Director	February 24, 2022
Ronald J. Daniels

/s/ Andrea John Ellis	Director	February 24, 2022
Andrea John Ellis

/s/ Fred Hassan	Director	February 24, 2022
Fred Hassan

/s/ Charles Homcy	Director	February 24, 2022
Charles Homcy

/s/ Andrew W. Lo	Director	February 24, 2022
Andrew W. Lo, Ph.D.

/s/ James C. Momtazee	Director	February 24, 2022
James C. Momtazee

/s/ Ali Satvat	Director	February 24, 2022
Ali Satvat

/s/ Brenton L. Saunders	Director	February 24, 2022
Brenton L. Saunders

/s/ Richard H. Scheller	Director	February 24, 2022
Richard H. Scheller

/s/ Randal Scott	Director	February 24, 2022
Randal Scott, Ph.D.

/s/ Hannah Valantine	Director	February 24, 2022
Hannah Valantine, M.D.