Form 10-Q
period 2022-03-31
BridgeBio Pharma, Inc.
filed 2022-05-05
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 147,693,858 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$371,550	$393,772
Marketable securities	261,904	393,743
Investment in equity securities	37,772	49,148
Receivable from licensing and collaboration agreements	10,983	19,749
Prepaid expenses and other current assets	34,021	32,446
Total current assets	716,230	888,858
Property and equipment, net	17,182	30,066
Operating lease right-of-use assets	13,936	15,907
Intangible assets, net	30,476	44,934
Other assets	35,325	33,027
Total assets	$813,149	$1,012,792
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,107	$11,884
Accrued compensation and benefits	15,458	37,041
Accrued research and development liabilities	43,342	44,138
Accrued professional services	5,411	6,786
Operating lease liabilities, current portion	4,363	4,938
Other accrued liabilities	24,782	30,282
Total current liabilities	103,463	135,069
2029 Notes, net	733,581	733,119
2027 Notes, net	540,355	539,934
Term loan, net	434,114	430,752
Operating lease liabilities, net of current portion	15,494	17,428
Other long-term liabilities	26,829	22,069
Total liabilities	1,853,836	1,878,371
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	336	1,423
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 153,880,154 shares issued and 147,688,393 shares outstanding as of March 31, 2022, 153,535,084 shares issued and 147,343,323 shares outstanding as of December 31, 2021	154	154
Treasury stock, at cost; 6,191,761 shares as of March 31, 2022 and December 31, 2021	(275,000)	(275,000)
Additional paid-in capital	867,596	841,530
Accumulated other comprehensive loss	(383)	(132)
Accumulated deficit	(1,633,363)	(1,436,966)
Total BridgeBio stockholders’ deficit	(1,040,996)	(870,414)
Noncontrolling interests	(27)	3,412
Total stockholders’ deficit	(1,041,023)	(867,002)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$813,149	$1,012,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
License revenue	$235	$462
Product sales	1,459	—
Total revenue	1,694	462
Operating costs and expenses:
Cost of license revenue and products sold	1,348	—
Research and development	107,649	122,559
Selling, general and administrative	43,713	45,407
Restructuring, impairment and related charges	22,662	—
Total operating costs and expenses	175,372	167,966
Loss from operations	(173,678)	(167,504)
Other income (expense), net:
Interest income	267	394
Interest expense	(20,344)	(9,738)
Other income (expense), net	(7,575)	5,766
Total other income (expense), net	(27,652)	(3,578)
Net loss	(201,330)	(171,082)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	4,933	8,003
Net loss attributable to common stockholders of BridgeBio	$(196,397)	$(163,079)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(1.35)	$(1.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	145,882,149	138,627,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(201,330)	$(171,082)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(251)	(249)
Comprehensive loss	(201,581)	(171,331)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	4,933	8,003
Comprehensive loss attributable to common stockholders of BridgeBio	$(196,648)	$(163,328)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2022

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	$336	147,688,393	$154	6,191,761	$(275,000)	$867,596	$(383)	$(1,633,363)	$(1,040,996)	$(27)	$(1,041,023)

	Three Months Ended March 31, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Noncontrol-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	ling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of common stock to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	$1,271	149,114,600	$152	3,174,674	$(125,000)	$767,117	$(57)	$(1,037,506)	$(395,294)	$5,929	$(389,365)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2021 and 2020 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
Operating activities:	2022	2021
Net loss	$(201,330)	$(171,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,122	33,577
Depreciation and amortization	1,884	566
Noncash lease expense	1,545	1,365
Net loss from investment in equity securities	12,866	—
Gain from recognition of receivable from licensing and collaboration agreement	(12,500)	—
Accretion of debt	2,483	1,249
Fair value adjustment of warrants	852	—
Loss on sale of certain assets	6,261	—
Impairment of long-lived assets	12,653	3,300
LEO call option income	—	(5,550)
Other noncash adjustments	604	1,230
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	10,266	—
Receivable from a related party	—	(462)
Prepaid expenses and other current assets	(2,657)	1,448
Other assets	7,901	(6,113)
Accounts payable	(1,814)	1,792
Accrued compensation and benefits	(16,876)	(12,981)
Accrued research and development liabilities	(818)	6,134
Accrued professional services	(1,374)	(360)
Operating lease liabilities	(1,820)	(1,338)
Other accrued and other long-term liabilities	(2,883)	(3,540)
Net cash used in operating activities	(160,635)	(150,765)
Investing activities:
Purchases of marketable securities	(55,722)	(379,291)
Maturities of marketable securities	186,695	99,200
Purchases of investment in equity securities	(8,162)	—
Sales of investment in equity securities	6,671	—
Proceeds from sale of certain assets	10,000	—
Purchases of property and equipment	(859)	(1,961)
Net cash provided by (used in) investing activities	138,623	(282,052)
Financing activities:
Proceeds from issuance of 2029 Notes	—	747,500
Issuance costs and discounts associated with issuance of 2029 Notes	—	(16,064)
Issuance costs associated with term loan	(1,120)	—
Purchase of capped calls	—	(61,295)
Repurchases of common stock	—	(50,000)
Repurchase of Eidos noncontrolling interest, including direct transaction costs	—	(80,324)
Proceeds from BridgeBio common stock issuances under ESPP	966	1,652
Repurchase of shares to satisfy tax withholding	(110)	(1,021)
Proceeds from stock option exercises, net of repurchases	104	7,464
Net cash provided by (used in) financing activities	(160)	547,912
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,172)	115,095
Cash, cash equivalents and restricted cash at beginning of period	396,365	358,679
Cash, cash equivalents and restricted cash at end of period	$374,193	$473,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,809	$8,913
Supplemental Disclosures of Noncash Investing and Financing Information:
Payment-in-kind interest added to principal of term loan	$1,763	$—
Net noncash portion of repurchase of Eidos noncontrolling interests	$—	$38,167
Direct transaction costs in the repurchase of Eidos noncontrolling interest included in “Accounts payable” and “Accrued professional services”	$—	$4,766
Direct transaction costs in the repurchase of Eidos recorded in “Additional paid-in capital” previously classified in “Prepaid expenses and other current assets”	$—	$8,749
Unpaid property and equipment	$750	$1,787
Transfers from (to) noncontrolling interests (Note 6)	$(317)	$1,690
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$371,550	$471,176
Restricted cash — Included in “Prepaid expenses and other current assets”	177	139
Restricted cash — Included in “Other assets”	2,466	2,459
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$374,193	$473,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio” or the “Company”) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ equity (deficit) and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim periods.

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the three months ended March 31, 2021 to conform to the current year’s presentation. These reclassifications had no net effect on cash flows from operating, financing and investing activities as previously reported.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

Our restricted cash balance relates to cash and cash equivalents that we have pledged as collateral under certain lease agreements and letters of credit.

Restructuring, Impairment and Related Charges

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances, including restructuring and exit activities, indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Other exit-related costs are recognized as incurred.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”), a global pandemic. Since then, the resources of healthcare providers and hospitals have been focused on fighting the virus and any variants of the virus, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. Additionally, we may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown and we are monitoring the ongoing COVID-19 pandemic as it continues to evolve. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements, and
•
the expected recoverability and estimated useful lives of our long-lived assets.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$82,810	$82,810	$—	$—
Commercial paper	175,594	—	175,594	—
Total cash equivalents	258,404	82,810	175,594	—
Marketable securities:
U.S. treasury notes	76,100	—	76,100	—
Commercial paper	132,036	—	132,036	—
Corporate debt securities	53,768	—	53,768	—
Total marketable securities	261,904	—	261,904	—
Investment in equity securities	37,772	37,772	—	—
LianBio Warrant	1,289	1,289	—	—
Total financial assets	$559,369	$121,871	$437,498	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$176,115	$176,115	$—	$—
Commercial paper	56,986	—	56,986	—
Total cash equivalents	233,101	176,115	56,986	—
Marketable securities:
U.S. treasury notes	76,472	—	76,472	—
Commercial paper	167,737	—	167,737	—
Corporate debt securities	122,490	—	122,490	—
Supranational debt securities	27,044	—	27,044	—
Total marketable securities	393,743	—	393,743	—
Investment in equity securities	49,148	49,148	—	—
LianBio Warrant	2,141	2,141	—	—
Total financial assets	$678,133	$227,404	$450,729	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

There are uncertainties on the fair value measurement of the instrument classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Equity Securities

As of March 31, 2022 and December 31, 2021, we have an investment in LianBio whose fair value amounted to $18.6 million and $30.8 million, respectively. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, upon LianBio’s initial public offering (“IPO”) in November 2021 (see Note 7).

The LianBio shares were subject to a lock-up agreement, which restricted our ability to sell the securities through April 2022. There are no restrictions on our ability to sell the other investment in equity securities, which had a fair value of $19.2 million and $18.3 million as of March 31, 2022 and December 31, 2021, respectively.

We classify our investment in equity securities, which are currently equity securities of publicly held companies, within Level 1 as the fair values of these equity securities are derived from observable inputs such as quoted prices in active markets.

Total realized and unrealized gains and losses associated with investment in equity securities for the three months ended March 31, 2022 consisted of the following:

Total
(in thousands)
Net realized losses recognized on investment in equity securities sold	$(1,244)
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(11,622)
Total net losses included in “Other income (expense), net”	$(12,866)

There were no such gains and losses during the three months ended March 31, 2021.

LianBio Warrant

As of March 31, 2022 and December 31, 2021, our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 7). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 10), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of March 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $359.2 million and $330.0 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes were $444.8 million and $407.1 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of March 31, 2022 was $435.9 million. The estimated fair value of our outstanding term loan as of December 31, 2021 approximated the carrying amount as the term loan was issued close to that date.

LEO Call Option Liability

As of March 31, 2022 and December 31, 2021, we no longer recognized the LEO call option that we previously carried as a liability in our condensed consolidated balance sheet. In November 2018, LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire our subsidiary, PellePharm, Inc. (“PellePharm”). The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability because we were obligated to sell our shares in PellePharm to LEO at a pre-determined

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date, using unobservable inputs that were classified as Level 3 inputs, until the LEO call option either was exercised, terminated or had expired. On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result, and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO call option liability to zero as of March 31, 2021. We recognized a gain on remeasurement of the LEO call option liability of $5.6 million that was included in “Other income (expense), net” for the three months ended March 31, 2021.

4.
Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and repurchase agreements collateralized with securities issued by the U.S. government or its agencies. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$82,810	$—	$—	$82,810
Commercial paper	175,611	—	(17)	175,594
Total cash equivalents	258,421	—	(17)	258,404
Marketable securities:
U.S. treasury notes	76,323	—	(223)	76,100
Commercial paper	132,084	8	(56)	132,036
Corporate debt securities	53,863	—	(95)	53,768
Total marketable securities	262,270	8	(374)	261,904
Total cash equivalents and marketable securities	$520,691	$8	$(391)	$520,308

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$176,115	$—	$—	$176,115
Commercial paper	56,988	—	(2)	56,986
Total cash equivalents	233,103	—	(2)	233,101
Marketable securities:
U.S. treasury notes	76,518	—	(46)	76,472
Commercial paper	167,761	2	(26)	167,737
Corporate debt securities	122,548	—	(58)	122,490
Supranational debt securities	27,046	—	(2)	27,044
Total marketable securities	393,873	2	(132)	393,743
Total cash equivalents and marketable securities	$626,976	$2	$(134)	$626,844

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2022 and December 31, 2021, our marketable securities have average contractual maturities of approximately five and six months, respectively. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of 26,156,446 shares of our common stock, with a total fair value of approximately $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation. Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized as a reduction in equity amounted to $1,613.4 million and was recorded within “Additional paid-in capital” for the three months ended March 31, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” for the three months ended March 31, 2021.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on The Nasdaq Global Select Market prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.
Noncontrolling Interests

As of March 31, 2022 and December 31, 2021, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three months ended March 31, 2022 and 2021, the adjustments in the aggregate amounted to $(0.3) million and $1.7 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

7.
Equity Method and Other Equity Investments

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The equity interest gave BBP LLC the right to appoint or remove one director to the board of directors of LianBio, and, therefore, the ability to exercise significant influence over LianBio. As a result, we accounted for this investment under the equity method and LianBio was considered a related party.

There were no impairments and the carrying amount of the equity method investment represented our maximum loss exposure related to our investment in LianBio during the three months ended March 31, 2021.

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. As of November 1, 2021, BBP LLC no longer exercises significant influence over LianBio; and, therefore, we accounted for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities during the fourth quarter of fiscal year 2021. As of March 31, 2022 and December 31, 2021, we recorded $50.0 million and $37.7 million, respectively, in cumulative unrealized loss for the ongoing mark-to-market adjustments of this investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material in 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net”. The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $1.3 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

8.
Intangible Assets

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	March 31, 2022		December 31, 2021
	Weighted Average Estimated Useful Lives	Amount	Weighted Average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	12.7 years	$32,500	12.8 years	$47,500
Less accumulated amortization		(2,024)		(2,566)
Net book value		$30,476		$44,934

Amortization expense recorded as part of cost of license revenue and products sold for the three months ended March 31, 2022 was $0.9 million. There was no such amortization expense during the comparative period. Future amortization expense is $1.8 million for the remainder of 2022, $2.4 million for each of the years from 2023 to 2026 and $19.0 million thereafter.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. (“Novartis”), pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases. If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the approval by the U.S. Food and Drug Administration (“FDA”) of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”) entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Pursuant to the Asset Purchase Agreement, Origin could be required to pay up to $18.8 million if a certain condition is met. Such a condition was met in 2021, resulting in a one-time final payment of $15.0 million, which we capitalized as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Asset Purchase Agreement, Origin could also be required to pay up to $1.0 million in regulatory-based milestone payment, $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

In connection with the Asset Purchase Agreement entered into between Origin and Sentynl Therapeutics, Inc. (“Sentynl”) in March 2022 (the “Origin-Sentynl APA”, see Note 13), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. As of March 31, 2022 and December 31, 2021, the amount due to FMI is presented in our condensed consolidated balance sheets in “Other accrued liabilities” for $1.5 million and “Other long-term liabilities” for $11.0 million. Refer to Note 11 for related discussion on the amount due to FMI.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 16). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of March 31, 2022.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,368	$1,061
Stock (2)	111,520	12,172
Cash or stock at our sole discretion	132,618	2,456
Total	$254,506	$15,689
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 16.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2022 we have accrued for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $1.1 million (see Note 17). As of December 31, 2021, there were no material amounts accrued related to termination charges.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.

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

In connection with the issuance of the 2029 Notes, we incurred approximately $16.1 million of debt issuance costs, which consisted of initial purchasers’ discounts. This was recorded as a reduction in the carrying value of the debt in the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2029 Notes or approximately their eight-year term.

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on March 31, 2022, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

In accounting for the issuance of the 2027 Notes in 2020 under ASC 470-20, Debt: Debt with Conversion and Other Options, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to our ability to settle the 2027 Notes in cash, BridgeBio common stock, or a combination of cash and BridgeBio common stock at our option. Effective January 1, 2021, we early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, and, as a result, we no longer separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	March 31, 2022		December 31, 2021
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(13,919)	(9,645)	(14,381)	(10,066)
Net carrying amount	$733,581	$540,355	$733,119	$539,934

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended March 31, 2022
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	463	420	883
Total interest and amortization expense	$4,668	$3,858	$8,526
Effective interest rate	2.6%	2.8%

	Three Months Ended March 31, 2021
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$2,943	$3,438	$6,381
Amortization of debt discount and issuance costs	311	409	720
Total interest and amortization expense	$3,254	$3,847	$7,101
Effective interest rate	2.6%	2.8%

As of March 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2021, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of March 31, 2022 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2022	$8,409	$6,875	$15,284
Year ending December 31:
2023	16,819	13,750	30,569
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
Thereafter	789,547	556,875	1,346,422
Total future payments	865,232	618,750	1,483,982
Less amounts representing interest	(117,732)	(68,750)	(186,482)
Total principal amount	$747,500	$550,000	$1,297,500

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.

These Capped Call instruments meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $61.3 million and $49.3 million for the three months ended March 31, 2021 and 2020, respectively, related to the premium payments for the Capped Call Transactions.

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum, 3.00% of which can be a payment-in-kind (“PIK”). Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025 (the “Term Loan Amortization Date”) in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis (the “Acoramidis Milestone”) on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026 (the “Maturity Date”).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million, of which approximately $1.1 million of debt issuance cost were incurred for professional services provided by KKR Capital Markets LLC. KKR Capital Markets LLC is an affiliate of KKR Genetic Disorder L.P., a related party being a principal stockholder of BridgeBio.

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $1.8 million of accrued interest into principal via PIK for the three months ended March 31, 2022. On April 1, 2022, we exercised our option to convert an additional $3.3 million of accrued interest into principal via PIK.

The balances of our borrowing under the Loan Agreement consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Original principal value of term loans	$450,000	$450,000
PIK added to principal	1,763	—
Debt discount, issuance costs and end-of-term fees accretion	(17,649)	(19,248)
Term loan, net	$434,114	$430,752

For the three months ended March 31, 2022, we recognized interest expense related to the Loan Agreement of $11.8 million, of which $1.6 million relates to amortization of debt discount and issuance costs. As of March 31, 2022, interest payable under the Loan Agreement included in “Other accrued liabilities” in our condensed consolidated balance sheet amounted to $9.8 million.

Future minimum payments under the Loan Agreement as of March 31, 2022 are as follows:

Amount
(in thousands)
Remainder of 2022	$27,673
Year Ending December 31:
2023	41,412
2024	41,526
2025	225,954
2026	291,334
Total future payments	627,899
Less amounts representing interest	(168,899)
Less exit fee	(9,000)
Total principal amount of term loan payments	$450,000

The amounts in the table above do not take into account our option to exercise interest payments via PIK. Total future interest payments throughout the term of the Loan Agreement could increase should we decide to exercise such option.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hercules Loan and Security Agreement

We had a Loan and Security Agreement, as amended from time to time, with Hercules Capital, Inc. (“Hercules”) (the “Hercules Term Loan”) under which we borrowed principal amounts of $35.0 million (“Tranche I”), $20.0 million (“Tranche II”), $20.0 million (“Tranche III”) and $25.0 million (“Tranche IV”).

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement (the “Amended Hercules Term Loan”), which, among other things:

•
provided for an additional principal borrowing amounting to $25.0 million (the proceeds of which were received by us as Tranche IV upon the execution of the Amended Hercules Term Loan);
•
extended the interest-only period to June 1, 2024 and the Maturity Date to May 1, 2025, each of which may be further extended subject to certain conditions; and
•
provided for an interest rate on the outstanding principal balance equal to the greater of (x) the prime rate as reported in the Wall Street Journal plus 4.40% and (y) 7.65%, payable monthly.

There were no gains or losses arising from the amendment in April 2021, which was considered a debt modification. The Amended Hercules Term Loan was prepaid in full in November 2021 using a portion of the net proceeds from the Tranche 1 Advance under the Loan Agreement mentioned above.

For the three months ended March 31, 2021, we recognized interest expense related to the Hercules Term Loan of $2.0 million, of which $0.3 million relates to amortization of debt discount and issuance costs.

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

The Tranche A loan was prepaid in full in April 2021 using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan discussed above. Loss on prepayment of the Tranche A loan recognized by Eidos was not material. Interest expense on the Tranche A loan was not material in 2021 through the prepayment date.

11.
License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, and collectively with HHC, “Helsinn”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. Under this agreement, Helsinn is likewise entitled to a right of first negotiation with respect to specific territories subject to the occurrence of a contingent event. As part of this agreement,

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

QED was also required to transfer inventory within the transitional period, as described in the QED-Helsinn License and Collaboration Agreement. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Under the terms of the QED-Helsinn License and Collaboration Agreement, QED was eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Upon approval by the FDA, QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. In May 2021, we received such FDA approval for an oncology indication in the United States and effective as of that date, sharing of profits and losses commenced. QED and Helsinn will share global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”) effective as of March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn will gain an exclusive license to commercialize infigratinib in the U.S. and will be responsible for developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED will retain all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

Pursuant to the Amended QED-Helsinn License and Collaboration Agreement, QED will no longer share in the commercialization of infigratinib in the licensed indications in the United States or be responsible for any global development costs for infigratinib in the licensed indications.

Additionally under the Amended QED-Helsinn License and Collaboration Agreement, QED is eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provides for a transitional period, which is expected to end in August 2022, for which QED has been contracted to assist in research and development and commercialization activities. The costs related to QED’s contracted activities incurred during the transitional period are fully reimbursed by Helsinn and will be paid to QED subsequent to the transitional period.

Both the QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement are considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and are exposed to the risks and rewards of the collaborative activity, and partially within the scope of ASC 606, Revenue from Contracts with Customers, for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of inventory within the transitional supply period. The Amended QED-Helsinn License and Collaboration Agreement did not give rise to any additional performance obligations.

We consider the future potential regulatory milestones to be variable consideration. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. We began to receive royalties for net sales of the licensed products sold in the United States upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement.

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. In the fourth quarter of 2021, we received validation from the European Medicines Agency (“EMA”) for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

include this consideration, and accordingly, we increased our transaction price by $10.0 million to $56.0 million. The Amended QED-Helsinn License and Collaboration Agreement did not affect the transaction price as the modifications to the transaction price related solely to variable consideration, consisting of regulatory and sales-based milestone payments and royalties. The remaining future potential regulatory milestone payments are not included in the transaction price as they are determined to be fully constrained under ASC 606. We determined that the achievement of such regulatory milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We will continue to reassess the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the $56.0 million transaction price based on relative stand-alone selling prices of each of our performance obligations as $54.4 million for the licenses and $1.6 million for the transfer of inventory. For the delivery of the licenses, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to, forecasted revenue and costs, development timelines, discount rate and probabilities of clinical and regulatory success. For the transfer of inventory, we based the stand-alone selling price on the actual costs incurred by us to purchase or manufacture the inventory as well as the average compensation of employees estimated to be incurred over the performance period.

As of December 31, 2021, we have provided all necessary information to Helsinn for it to benefit from the license under the license term and accordingly recognized $56.0 million in license revenue in 2021. Total receivables relating to this unit of account accounted for under ASC 606 amounted to less than $0.1 million and $10.0 million as of March 31, 2022 and December 31, 2021, respectively, and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, we have recognized Helsinn’s share of research and development expenses of $2.9 million as a reduction of research and development expenses for the three months ended March 31, 2022. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $3.3 million as a reduction of research and development expenses for the three months ended March 31, 2022, which represents 100% reimbursement of research and development costs incurred during the transitional period relating to infigratinib in the licensed indications. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $8.3 million and $5.9 million as of March 31, 2022 and December 31, 2021, respectively, and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets.

Following the FDA approval of TRUSELTIQ (infigratinib) in May 2021, we were the principal selling party of this product in the United States and recognized product sales in the condensed consolidated statement of operations. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn, and Helsinn became the principal selling party. Accordingly, beginning in 2022, we no longer recognized product sales associated with TRUSELTIQ, although we continued to share profits and losses on a 50:50 basis through February 28, 2022 in accordance with the QED-Helsinn License and Collaboration Agreement. Pursuant to the QED-Helsinn License and Collaboration Agreement, we accounted for Helsinn’s share of the co-commercialization loss of $1.1 million as a reduction to selling, general and administrative expenses for the three months ended March 31, 2022. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $0.1 million as a reduction to selling, general and administrative expenses for the three months ended March 31, 2022, which represents 100% reimbursement of commercial activity costs incurred during the transitional period relating to infigratinib in the licensed indications in the United States. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $0.1 million as of March 31, 2022 and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets. There were no receivables outstanding relating to this unit of account as of December 31, 2021.

As of March 31, 2022, we also recognized a receivable from Helsinn of $12.5 million ($1.5 million presented as part of “Receivable from licensing and collaboration agreements” and $11.0 million presented as part of “Other assets” in our condensed consolidated balance sheet), which represents QED’s obligation to FMI described in Note 8, that will be reimbursed by Helsinn as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording the receivable, we recognized a corresponding gain that is recorded as part of “Other income (expense), net” in our condensed consolidated statement of operations for the three months ended March 31, 2022. We continue to carry the associated liability in our condensed balance sheet until the formal assignment of such liability to Helsinn is finalized with FMI.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.
License Agreement Between Navire and LianBio

In August 2020, our subsidiary Navire Pharma, Inc. (“Navire”) entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. We recognized $8.5 million in license revenue, representing a regulatory milestone payment, in June 2021. There was no license revenue recognized for each of the three month periods ended March 31, 2022 and 2021 under this agreement.

13.
Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl will acquire global rights to NULIBRYTM, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022 (the “Closing Date”). Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones under Origin’s Asset Purchase Agreement with Alexion (see Note 8) and under a separate agreement with a third party.

We accounted for this transaction under ASC 610-20, Other Income - Derecognition of Nonfinancial Assets. Upon the Closing Date, we recognized a loss on sale of $6.3 million within “Other income (expense), net” in our condensed consolidated statement of operations for the three months ended March 31, 2022. The loss on sale was determined as the difference in the aforementioned upfront payment and the carrying value of the assets purchased by Sentynl of approximately $16.3 million, which comprised mainly of intellectual property rights and related intangible assets and existing inventories as of the Closing Date.

Origin’s sale of the assets covered in the Origin-Sentynl APA is not subject to the limitation on our ability to dispose of assets under the terms of the Loan Agreement (see Note 10).

14.
Leases

Operating and Finance Leases

We have operating leases for our corporate headquarters, office spaces and laboratory facilities. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment. Our finance lease, which is presented as part of “Property and equipment, net” in our condensed consolidated balance sheets, is not material.

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

The components of lease cost are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Straight line operating lease costs	$1,545	$1,365
Finance lease costs	113	57
Variable lease costs	1,559	751
Total lease cost	$3,217	$2,173

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,820	$1,470
Operating cash flows for finance lease	107	36
Operating lease right-of-use assets obtained in exchange for operating lease obligations	240	133

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.7	5.1
Finance lease	3.8	4.8
Weighted-average discount rate
Operating leases	5.70%	6.27%
Finance lease	6.62%	6.62%

As of March 31, 2022, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2022	$3,952
Year ending December 31:
2023	4,941
2024	4,007
2025	3,976
2026	1,908
Thereafter	4,467
Total future minimum lease payments	23,251
Imputed interest	(3,394)
Total	$19,857

Reported as of March 31, 2022
Operating lease liabilities, current portion	$4,363
Operating lease liabilities, net of current portion	15,494
Total operating lease liabilities	$19,857

We recognized an impairment loss for certain of our asset groups estimated using a discounted cash flow model (income approach) for the three months ended March 31, 2021 of $3.3 million, which is included in selling, general and administrative expenses in our condensed consolidated statement of operations. The impairment loss recorded consisted of $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use. There was no related impairment loss during the three months ended March 31, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Manufacturing Agreement

In December 2019, we entered into a manufacturing agreement with a vendor to secure clinical and commercial scale manufacturing capacity for the manufacture of batches of active pharmaceutical ingredients for product candidates of certain subsidiaries of BridgeBio. Unless terminated as allowed within the manufacturing agreement, the agreement would have expired five years from when qualified operations begin. Under the terms of the agreement, we were assigned a dedicated manufacturing suite for certain months in each calendar year for a one-time fee of $10.0 million, which would be applied to the buildout, commissioning, qualification, validation, equipping and exclusive use of the dedicated manufacturing suite.

We recorded a construction-in-progress asset of $10.0 million for the payments directly associated with the dedicated manufacturing suite as these payments are deemed to represent a non-lease component. In 2020, we entered into a supplemental agreement with the vendor for certain upgrades on the dedicated manufacturing suite and for additional equipment of approximately $0.2 million. As of December 31, 2021, the readiness determination phase of the dedicated manufacturing suite was expected to be completed in 2022.

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement is expected to be formalized in the second quarter of 2022. Under the proposed termination agreement, we will pay the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million for other existing services. As of March 31, 2022, we have recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite will cease pursuant to the proposed termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the three months ended March 31, 2022 (see Note 17).

15.
Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of March 31, 2022 and December 31, 2021.

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of March 31, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$8,486	$71	$8,557
Selling, general and administrative	14,523	29	14,552
Restructuring, impairment and related charges	1,172	—	1,172
Total stock-based compensation	$24,181	$100	$24,281

	Three Months Ended March 31, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$21,300	$1,149	$22,449
Selling, general and administrative	9,731	2,716	12,447
Total stock-based compensation	$31,031	$3,865	$34,896

We have recorded $0.2 million and $1.3 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

As of March 31, 2022, 7,662,139 shares and 107,714 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards (“RSAs”)) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the then 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated into the 2021 A&R Plan mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones (collectively the “New Awards”). In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

On November 18, 2020, we completed a stock and equity award under our Exchange Program for a subsidiary. We issued awards of BridgeBio equity under the then 2019 A&R Plan to 16 grantees covering 24,924 shares of common stock, 70,436 stock options to purchase common stock, and 10,772 shares of performance-based stock options to purchase common stock. The exchange also included performance-based milestone awards of up to $11.7 million to be settled in fully-vested RSAs in the future upon achievement of the milestones.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, Share Based Payments, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” in the condensed consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

For the three months ended March 31, 2021, we recognized $7.7 million of stock-based compensation expense associated with milestone awards under the Exchange Program that were determined to be probable of achievement as of March 31, 2021. The related amount is not material for the three months ended March 31, 2022 for milestone awards under the Exchange Program that were determined to be probable of achievement as of March 31, 2022. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of March 31, 2022.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three months ended March 31, 2021, we recognized $3.5 million of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of March 31, 2021. The related amount is not material for the three months ended March 31, 2022 for milestone awards associated with performance-based milestone awards that were determined to be probable of achievement as of March 31, 2022. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of March 31, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2022:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021		12,141,756
Regular equity program	9,493,258		$31.85	8.5	$—
Eidos Awards Exchange	2,107,626		$16.14	6.9	$10,147
Exchange Program	540,872		$2.46	7.0	$7,956
Exercised		(46,476)
Eidos Awards Exchange	(6,349)		$5.60
Exchange Program	(40,127)		$1.71
Cancelled		(263,583)
Regular equity program	(32,955)		$28.48
Eidos Awards Exchange	(217,788)		$24.76
Exchange Program	(12,840)		$3.63
Outstanding as of March 31, 2022		11,831,697
Regular equity program	9,460,303		$31.86	8.2	$—
Eidos Awards Exchange	1,883,489		$15.18	6.1	$4,074
Exchange Program	487,905		$2.49	6.7	$4,047
Exercisable as of March 31, 2022		5,453,144
Regular equity program	3,724,356		$24.65	7.6	$—
Eidos Awards Exchange	1,288,695		$13.11	5.4	$3,621
Exchange Program	440,093		$2.15	6.6	$3,733

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2022 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised for the three months ended March 31, 2022 was $0.4 million.

For the three months ended March 31, 2022, we recognized stock-based compensation expense of $10.8 million related to stock options under the Plans. As of March 31, 2022, there was $89.3 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2022:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,537,719	$45.36
Granted	3,981,424	$8.56
Vested	(181,320)	$36.08
Cancelled	(482,532)	$43.41
Balance as of March 31, 2022	6,855,291	$24.37

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2022, we recognized stock-based compensation expense of $11.9 million related to RSUs under the Plans. As of March 31, 2022, there was $154.8 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the three months ended March 31, 2022:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	1,789,943	$5.50
Vested — Regular equity program	(336,790)	$3.80
Balance as of March 31, 2022	1,453,153	$5.89

For the three months ended March 31, 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Exchange Program	$—	$6,723
Other RSAs	1,485	1,779
Total stock-based compensation expense	$1,485	$8,502

As of March 31, 2022, there was $8.7 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 1.7 years. The respective balances of unvested RSAs as of March 31, 2022 and December 31, 2021 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

For the three months ended March 31, 2022, stock-based compensation expense related to our ESPP was not material. As of March 31, 2022, 4,107,805 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock purchase rights under the ESPP. For the three months ended March 31, 2022, we used the following weighted-average assumptions in the Black-Scholes calculations:

Expected term (in years)	0.50
Expected volatility	52.04% - 191.67%
Risk-free interest rate	0.05% - 0.67%
Dividend yield	—
Weighted-average fair value of stock-based awards granted	$8.46

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was not material.

17.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We have substantially completed the activities and have incurred most of the costs related to the restructuring initiative during the current quarter. We estimate to incur total charges in the range of approximately $23.0 million to $25.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions, such as our ability to sublease certain office spaces. Actual results may differ from those estimates or assumptions.

Restructuring, impairment and related charges included in our condensed statement of operations for the three months ended March 31, 2022 consisted of the following:

Amount
(in thousands)
Long-lived assets impairments and write-offs	$12,653
Severance and employee-related costs	7,016
Exit and other related costs	2,993
Total	$22,662

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the three months ended March 31, 2022:

Amount
(in thousands)
Balance as of January 1, 2022	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 14)	2,185
Restructuring, impairment and related charges	22,662
Cash payments	(3,867)
Noncash activities	(13,825)
Balance as of March 31, 2022	$7,155

Reported as of March 31, 2022
Accounts payable	$185
Accrued compensation and benefits	2,013
Accrued research and development liabilities	1,130
Accrued professional services	27
Other accrued liabilities	3,800
$7,155

18.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2022 and 2021.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. We derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax.

Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the condensed consolidated balance sheets. To date, we have not recognized any interest and penalties in our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. Our unrecognized gross tax benefits would not reduce the estimated annual effective tax rate if recognized because we have recorded a full valuation allowance on its deferred tax assets.

19.
Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of March 31,
	2022	2021
Unvested RSAs	1,453,153	2,819,289
Unvested RSUs	6,855,291	1,711,188
Unvested performance-based RSUs	87,538	68,067
Common stock options issued and outstanding	11,831,697	10,308,492
Estimated shares issuable under performance-based milestone compensation arrangements	24,875,491	3,885,461
Estimated shares issuable under the ESPP	78,252	13,129
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	65,762,715	39,386,919

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2022.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

BridgeBio Pharma, Inc. (we or the Company) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 15 Investigational New Drug applications, or INDS, and had two products approved by the U.S. Food and Drug Administration. We work across over 20 disease states and have over 15 ongoing clinical trials at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales. We do not anticipate to generate product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have transferred or transitioned to our respective partners.

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, we incurred net losses of $201.3 million and $171.1 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of developments relating to the continuing impact of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, the focus of healthcare providers and hospitals on fighting the virus and any variants of the virus, we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and IND-enabling good laboratory practice toxicology studies. The exact duration of delays and their overall impact on our business are currently unknown and we are continuing to actively monitor the ongoing COVID-19 pandemic as it continues to rapidly evolve. Since the beginning of the pandemic, COVID-19 has spread globally and new variants of the virus have emerged, such as the Delta and Omicron variants. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The continued spread of COVID-19, despite progress in vaccination efforts, has resulted in significant governmental measures being implemented to control the spread of COVID-19 and its variants. These measures may result in a period of business, supply, and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic, or its continuing impact on global business operations and economic conditions may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We have substantially completed the activities and have incurred most of the costs related to our restructuring initiative. We estimate to incur total charges in the range of approximately $23.0 million to $25.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions, such as our ability to sublease certain office spaces. Actual results may differ from those estimates or assumptions. As a result of our restructuring initiative, we expect to realize meaningful savings on our operating costs and expenses for the rest of fiscal year ending December 31, 2022 and in the immediately succeeding fiscal years.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
License revenue	$235	$462
Product sales	1,459	—
Cost of license revenue and products sold	1,348	—
Research and development	107,649	122,559
Selling, general and administrative	43,713	45,407
Restructuring, impairment and related charges	22,662	—
Loss from operations	(173,678)	(167,504)
Net loss	(201,330)	(171,082)
Net loss attributable to common stockholders of BridgeBio	(196,397)	(163,079)

	March 31, 2022	December 31, 2021

Cash, cash equivalents and marketable securities	$633,454	$787,515
Investment in equity securities	37,772	49,148

Cash, Cash Equivalents and Marketable Securities

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $633.5 million and investment in equity securities of $37.8 million, compared to cash, cash equivalents and marketable securities of $787.5 million and investment in equity securities of $49.1 million as of December 31, 2021. The decrease in cash, cash equivalents and marketable securities primarily pertain to net cash used in our operating activities of $160.6 million, which includes $18.8 million payments for debt-related interests. During the period, we received an upfront payment of $10.0 million upon the closing of the asset purchase agreement between our subsidiary, Origin, and Sentynl, or the Origin-Sentynl APA.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The decrease in investment in equity securities is primarily due to decline in market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
License revenue	$235	$462	$(227)
Product sales	1,459	—	1,459
Total revenue	$1,694	$462	$1,232

Our revenues for each of the three months ended March 31, 2022 and 2021 were not material. The level of license revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, and entering into new collaboration agreements, if any. We do not anticipate to generate product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have transferred or transitioned to our respective partners (see Notes 11 and 13 to our condensed consolidated financial statements).

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Research and development	$107,649	$122,559	$(14,910)

Research and development expense decreased overall by $14.9 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a decrease in stock-based compensation and a modest decrease in our external costs as a result of reprioritization of our development programs in line with our restructuring initiative. Stock-based compensation recorded in research and development expense for the three months ended March 31, 2022 was $8.6 million as compared to $22.4 million for the same period in the prior year, which was mainly driven by higher stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement as of March 31, 2021.

Pursuant to the QED-Helsinn License and Collaboration Agreement, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for development costs for infigratinib for certain indications and our incurred costs during the transitional period are fully reimbursable. For the three months ended March 31, 2022, Helsinn’s share of the research and development costs amounted to $2.9 million, which were reflected as a reduction of research and development expenses. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, which became effective on March 1, 2022, we have recognized $3.3 million as a reduction of research and development expenses for the three months ended March 31, 2022, which represents 100% reimbursement of research and development costs incurred during the transitional period. Refer to Note 11 to our condensed consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos)	$19,811	$21,216
Infigratinib (Previously known as BBP-831) (QED)	13,449	25,544
Encalaret (Previously known as BBP-305) (Calcilytix Therapeutics, Inc.)	7,194	2,650
BBP-631 (Adrenas)	9,041	22,175
BBP-454 (TheRas, Inc.)	5,932	3,439
Other development programs	31,245	36,241
Other research programs	20,977	11,294
Total	$107,649	$122,559

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Selling, general and administrative	$43,713	$45,407	$(1,694)

Selling, general and administrative expenses decreased by $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021, mainly due to our restructuring initiative.

Under the QED-Helsinn License and Collaboration Agreement, the parties co-commercialized TRUSELTIQ in the United States and shared profits and losses on a 50:50 basis. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for the commercialization of TRUSELTIQ and our incurred costs during the transitional period are fully reimbursable. We accounted for Helsinn’s share of the commercialization loss of $1.1 million as a reduction of selling, general and administrative expenses for the three months ended March 31, 2022.

Restructuring, Impairment and Related Charges

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Restructuring, impairment and related charges	$22,662	$—	$22,662

As discussed in Note 17 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We have substantially completed the activities and have incurred most of the costs related to the restructuring initiative during the current quarter. We estimate to incur total charges in the range of approximately $23.0 million to $25.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions, such as our ability to sublease certain office spaces. Actual results may differ from those estimates or assumptions.

Other Income (Expense), Net

Interest Income

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest income	$267	$394	$(127)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The decrease in interest income for the three months ended March 31, 2022 compared to the same period in 2021 was driven by the lower balance in our marketable securities, as well as a general decline in interest rates, as the U.S. Federal Reserve lowered the risk-free interest rate to nearly zero, which began at the start of the COVID-19 pandemic and continued through the middle of March 2022.

Interest Expense

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest expense	$20,344	$9,738	$10,606

Interest expense for the three months ended March 31, 2022 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020 and our term loan with various lenders under the Loan Agreement, dated November 17, 2021. Interest expense for the three months ended March 31, 2021 consists primarily of interest expense incurred under our 2029 Notes, our 2027 Notes, our now fully-paid term loan with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended from time to time, and our now fully-paid term loan with Silicon Valley Bank, or SVB, and Hercules pursuant to the Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement. The increase of $10.6 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributed to an increase in principal amounts of our debt.

Other Income (Expense), net

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Other income (expense), net	$(7,575)	$5,766	$(13,341)

Other income (expense) for the three months ended March 31, 2022 consists mainly of realized and unrealized losses from changes in fair value of our equity security investment of $12.9 million, gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement of $12.5 million, and loss from disposal of Origin’s assets of $6.3 million. Other income (expense) for the three months ended March 31, 2021 primarily includes changes in fair value of the LEO Call Option liability. In March 2021, LEO elected to terminate the LEO Call Option, which resulted in derecognition of the LEO Call Option liability of $5.6 million.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings and revenue from certain licensing arrangements. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $633.5 million and investment in equity securities of $37.8 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these securities to fund current operations, should the need arise. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of March 31, 2022, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $586.5 million, $505.5 million and $288.6 million, respectively. For the three months ended March 31, 2022, we incurred net losses of $201.3 million. We had an accumulated deficit as of March 31, 2022 of $1.6 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (see Note 10 to our condensed consolidated financial statements), obligations under our real estate leases (see Note 14 to our condensed consolidated financial statements) and the remaining liabilities under our restructuring initiative (see Note 17 to our condensed consolidated financial statements).

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (see Note 9 to our condensed consolidated financial statements).

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

We expect our cash and cash equivalents, marketable securities and investment in equity securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including the effects of the ongoing COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with the continuing COVID-19 pandemic and inflationary pressures, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

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

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through March 31, 2022.

Debt

As of March 31, 2022, we have borrowings under the 2029 Notes, the 2027 Notes and the Loan Agreement, which are discussed below.

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

Refer to Note 10 in our condensed consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

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

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the Capped Call Transactions, and approximately $75.0 million to pay for the repurchases of shares of our common stock in connection with the 2020 Note Offering.

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

Refer to Note 10 in our condensed consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

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

Refer to Note 10 in our condensed consolidated financial statements for other details, including our future minimum payments under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(160,635)	$(150,765)	$(9,870)
Net cash provided by (used in) investing activities	138,623	(282,052)	420,675
Net cash provided by (used in) financing activities	(160)	547,912	(548,072)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,172)	$115,095	$(137,267)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $160.6 million for the three months ended March 31, 2022, consisting primarily of our net loss of $201.3 million, adjusted for non-cash items including $24.1 million in stock-based compensation expense, $12.9 million in net loss from our investment in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on sale of assets in connection with the Origin-Sentynl APA, as well as $10.1 million net cash outflow related to changes in operating assets and liabilities. The $10.1 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $16.9 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $2.9 million in other accrued and other long-term liabilities primarily due to payment of accrued interests, partially offset by a decrease of $10.3 million in receivable from licensing and collaboration agreements.

Net cash used in operating activities was $150.8 million for the three months ended March 31, 2021, consisting primarily of our net loss of $171.1 million, adjusted for non-cash items including $33.6 million in stock-based compensation expense and $5.6 million of income from the derecognition of the LEO Call Option liability, as well as $15.4 million net cash outflow related to changes in operating assets and liabilities. The $15.4 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $13.0 million in accrued compensation and benefits mainly due to timing of payments and an increase of $6.1 million in other assets due to prepayment of long-term directors’ and officers’ tail insurance arising from the Merger Transactions with Eidos. The outflow in these operating assets and liabilities was partially offset by an increase of $6.1 million in accrued research and development liabilities mainly due to increases in our CROs’ and CMOs’ expenses for research activities.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $138.6 million for the three months ended March 31, 2022, consisting primarily of $186.7 million in maturities of marketable securities, $10.0 million in upfront payment received under the Origin-Sentynl APA and $6.7 million sale of investment in equity securities, partially offset by purchases of marketable securities of $55.7 million and purchases of investment in equity securities of $8.2 million.

Net cash used in investing activities was $282.1 million for the three months ended March 31, 2021, consisting primarily of purchases of marketable securities of $379.3 million, partially offset by $99.2 million in maturities of marketable securities.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022. Activities within our financing activities were not meaningful during the period.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we held cash, cash equivalents and marketable securities of $633.5 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of March 31, 2022, we had no outstanding debt with variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $450.0 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investments in equity securities. As of March 31, 2022, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $37.8 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020)	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029	8-K	001-38959	4.2	January 29, 2021

10.1#	Amended and Restated Director Compensation Policy	10-K	001-38959	10.30	February 25, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management plan, contract or arrangement.

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

BridgeBio Pharma, Inc.

Date: May 5, 2022	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)