Form 10-Q
period 2022-06-30
BridgeBio Pharma, Inc.
filed 2022-08-04
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 148,246,309 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$470,098	$393,772
Marketable securities	218,466	393,743
Investment in equity securities	27,141	49,148
Receivable from licensing and collaboration agreements	22,821	19,749
Prepaid expenses and other current assets	32,754	32,446
Total current assets	771,280	888,858
Property and equipment, net	16,873	30,066
Operating lease right-of-use assets	12,850	15,907
Intangible assets, net	29,908	44,934
Other assets	31,322	33,027
Total assets	$862,233	$1,012,792
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,793	$11,884
Accrued compensation and benefits	32,609	37,041
Accrued research and development liabilities	50,091	44,138
Accrued professional services	6,183	6,786
Operating lease liabilities, current portion	4,310	4,938
Deferred revenue, current portion	7,190	—
Other accrued liabilities	31,984	30,282
Total current liabilities	141,160	135,069
2029 Notes, net	734,047	733,119
2027 Notes, net	540,779	539,934
Term loan, net	418,353	430,752
Operating lease liabilities, net of current portion	14,276	17,428
Other long-term liabilities	28,631	22,069
Total liabilities	1,877,246	1,878,371
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	(1,499)	1,423
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 154,434,958 shares issued and 148,243,197 shares outstanding as of June 30, 2022, 153,535,084 shares issued and 147,343,323 shares outstanding as of December 31, 2021	154	154
Treasury stock, at cost; 6,191,761 shares as of June 30, 2022 and December 31, 2021	(275,000)	(275,000)
Additional paid-in capital	892,960	841,530
Accumulated other comprehensive loss	(427)	(132)
Accumulated deficit	(1,643,219)	(1,436,966)
Total BridgeBio stockholders’ deficit	(1,025,532)	(870,414)
Noncontrolling interests	12,018	3,412
Total stockholders’ deficit	(1,013,514)	(867,002)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$862,233	$1,012,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License and services revenue	$73,746	$53,037	$73,981	$53,499
Product sales	—	987	1,459	987
Total revenue	73,746	54,024	75,440	54,486
Operating costs and expenses:
Cost of license revenue and products sold	700	109	2,048	109
Research and development	108,400	101,960	216,049	224,519
Selling, general and administrative	36,426	45,970	80,139	91,377
Restructuring, impairment and related charges	8,396	—	31,058	—
Total operating costs and expenses	153,922	148,039	329,294	316,005
Loss from operations	(80,176)	(94,015)	(253,854)	(261,519)
Other income (expense), net:
Interest income	766	323	1,033	717
Interest expense	(20,279)	(10,839)	(40,623)	(20,577)
Gain from sale of priority review voucher, net	107,946	—	107,946	—
Other income (expense), net	(10,816)	2,457	(18,391)	8,223
Total other income (expense), net	77,617	(8,059)	49,965	(11,637)
Net loss	(2,559)	(102,074)	(203,889)	(273,156)
Net loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests	(7,297)	5,726	(2,364)	13,729
Net loss attributable to common stockholders of BridgeBio	$(9,856)	$(96,348)	$(206,253)	$(259,427)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.07)	$(0.66)	$(1.41)	$(1.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	146,684,804	146,754,299	146,285,694	142,713,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,559)	$(102,074)	$(203,889)	$(273,156)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(44)	93	(295)	(156)
Comprehensive loss	(2,603)	(101,981)	(204,184)	(273,312)
Comprehensive loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests	(7,297)	5,726	(2,364)	13,729
Comprehensive loss attributable to common stockholders of BridgeBio	$(9,900)	$(96,255)	$(206,548)	$(259,583)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2022

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Noncontrol-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	ling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	336	147,688,393	154	6,191,761	(275,000)	867,596	(383)	(1,633,363)	(1,040,996)	(27)	(1,041,023)
Issuance of shares under equity compensation plans	—	609,058	—	—	—	56	—	—	56	—	56
Stock-based compensation	—	—	—	—	—	23,901	—	—	23,901	—	23,901
Repurchase of shares to satisfy tax withholding	—	(54,254)	—	—	—	(366)	—	—	(366)	—	(366)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,686	4,686
Transfers from (to) noncontrolling interests	144	—	—	—	—	1,773	—	—	1,773	(1,917)	(144)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	(1,979)	—	—	—	—	—	—	(9,856)	(9,856)	9,276	(580)
Balances as of June 30, 2022	$(1,499)	148,243,197	$154	6,191,761	$(275,000)	$892,960	$(427)	$(1,643,219)	$(1,025,532)	$12,018	$(1,013,514)

	Six Months Ended June 30, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Noncontrol-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	ling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of shares to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	1,271	149,114,600	152	3,174,674	(125,000)	767,117	(57)	(1,037,506)	(395,294)	5,929	(389,365)
Issuance of shares under equity compensation plans	—	646,250	1	—	—	3,750	—	—	3,751	—	3,751
Stock-based compensation	—	—	—	—	—	32,509	—	—	32,509	—	32,509
Repurchase of common stock	—	(104,694)	—	104,694	(5,308)	—	—	—	(5,308)	—	(5,308)
Repurchase of common stock to satisfy tax withholding	—	(41,416)	—	—	—	(2,281)	—	—	(2,281)	—	(2,281)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interests	700	—	—	—	—	—	—	—	—	5	5
Transfers from (to) noncontrolling interests	(3,618)	—	—	—	—	(1,416)	—	—	(1,416)	5,034	3,618
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	93	—	93	—	93
Net loss	(1,562)	—	—	—	—	—	—	(96,348)	(96,348)	(4,164)	(100,512)
Balances as of June 30, 2021	$1,865	149,614,740	$153	3,279,368	$(130,308)	$799,679	$36	$(1,133,854)	$(464,294)	$6,804	$(457,490)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2021 and 2020 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(203,889)	$(273,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,409	63,689
Depreciation and amortization	3,466	4,052
Net loss from investment in equity securities	23,228	—
Gain from sale of priority review voucher, excluding transaction costs	(110,000)	—
Gain from recognition of receivable from licensing and collaboration agreement	(12,500)	—
Fair value of shares issued under a license agreement	4,567	—
Accretion of debt	4,383	2,653
Fair value adjustment of warrants	1,390	—
Loss on sale of certain assets	6,261	—
Impairment of long-lived assets	12,653	3,300
LEO call option income	—	(5,550)
Other noncash adjustments	3,742	3,906
Changes in operating assets and liabilities:
Accounts receivable	—	(1,040)
Receivable from licensing and collaboration agreements	2,993	(35,363)
Receivable from a related party	—	(8,962)
Prepaid expenses and other current assets	(3,021)	1,400
Other assets	8,691	(5,723)
Accounts payable	(3,090)	13,025
Accrued compensation and benefits	(9,402)	(8,494)
Accrued research and development liabilities	5,953	2,463
Accrued professional services	(602)	1,499
Operating lease liabilities	(3,348)	(2,776)
Deferred revenue	16,641	—
Other accrued and other long-term liabilities	8,387	2,599
Net cash used in operating activities	(191,088)	(242,478)
Investing activities:
Purchases of marketable securities	(119,611)	(509,934)
Maturities of marketable securities	293,919	238,934
Purchases of investment in equity securities	(10,930)	(20,000)
Sales of investment in equity securities	9,708	—
Increase in cash and cash equivalents from consolidation of PellePharm	—	13,654
Proceeds from sale of priority review voucher	110,000	—
Proceeds from sale of certain assets	10,000	—
Payment for an intangible asset	(1,500)	—
Purchases of property and equipment	(3,261)	(4,248)
Net cash provided by (used in) investing activities	288,325	(281,594)
Financing activities:
Proceeds from issuance of 2029 Notes	—	747,500
Issuance costs and discounts associated with issuance of 2029 Notes	—	(16,064)
Issuance costs associated with term loan	(1,120)	—
Purchase of capped calls	—	(61,295)
Repurchases of common stock	—	(55,308)
Transactions with noncontrolling interests	—	70
Repurchase of Eidos noncontrolling interest, including direct transaction costs	—	(84,840)
Proceeds from term loan	—	25,000
Repayment of term loan	(20,486)	(18,108)
Proceeds from BridgeBio common stock issuances under ESPP	966	1,652
Repurchase of shares to satisfy tax withholding	(476)	(3,302)
Proceeds from stock option exercises, net of repurchases	160	11,216
Net cash provided by (used in) financing activities	(20,956)	546,521
Net increase in cash, cash equivalents and restricted cash	76,281	22,449
Cash, cash equivalents and restricted cash at beginning of period	396,365	358,679
Cash, cash equivalents and restricted cash at end of period	$472,646	$381,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,435	$10,814
Supplemental Disclosures of Noncash Investing and Financing Information:
Payment-in-kind interest added to principal of term loan	$5,075	$—
Net noncash portion of repurchase of Eidos noncontrolling interests	$—	$38,167
Direct transaction costs in the repurchase of Eidos recorded in “Additional paid-in capital” previously classified in “Prepaid expenses and other current assets”	$—	$8,749
Noncash contribution by a noncontrolling interest	$—	$21,600
Recognized intangible asset recorded in “Accrued research and development liabilities”	$—	$20,000
Leasehold improvements paid by landlord	$—	$2,136
Unpaid property and equipment	$73	$1,323
Transfers from noncontrolling interests (Note 6)	$1,456	$274
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$470,098	$378,420
Restricted cash — Included in “Prepaid expenses and other current assets”	140	176
Restricted cash — Included in “Other assets”	2,408	2,532
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$472,646	$381,128

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ equity (deficit) and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim periods.

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the six months ended June 30, 2021 to conform to the current year’s presentation. These reclassifications had no net effect on cash flows from operating, financing and investing activities as previously reported.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

Our restricted cash balance relates to cash and cash equivalents that we have pledged as collateral under certain lease agreements and letters of credit.

Collaborative Arrangements

We enter into collaboration arrangements with partners, under which we may grant licenses to further develop, manufacture and commercialize one of our drug compounds and or/products. We may also perform research, development, manufacturing, commercialization, and supply activities under our collaboration agreements. Consideration under these arrangements may include, upfront payments, development and regulatory milestones, expense reimbursements, royalties based on net sales of commercial products, and commercial sales milestone payments.

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees, contract manufacturing, and research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing, and commercial activities, we record such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we record such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

At inception of the arrangement, we assess the promised goods or services to identify the performance obligations within the contract. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, on a relative standalone selling price basis, when (or as) the performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an output or input method. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenue or costs, development timelines, discount rates and probabilities of clinical and regulatory success.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License Grant: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Research and Development Services: For arrangements that include research and development services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the agreement.

Sales of Nonfinancial Assets

We generally account for sales of nonfinancial assets that are outside the scope of our ordinary activities under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Pursuant to ASC 610-20, we apply the guidance in ASC 606 to determine if a contract exists, identify the distinct nonfinancial assets, and determine when control transfers and, therefore, when to derecognize the nonfinancial asset. Additionally, we apply the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the nonfinancial asset.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”), a global pandemic. Since then, healthcare providers and hospitals have focused significant amounts of resources on fighting the virus and its variants, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. Additionally, we may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown and we are monitoring the ongoing COVID-19 pandemic as it continues to evolve. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606,
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$99,569	$99,569	$—	$—
Commercial paper	122,791	—	122,791	—
Agency discount notes	34,933	—	34,933	—
Total cash equivalents	257,293	99,569	157,724	—
Marketable securities:
U.S. treasury notes	75,976	—	75,976	—
Commercial paper	126,503	—	126,503	—
Corporate debt securities	15,987	—	15,987	—
Total marketable securities	218,466	—	218,466	—
Investment in equity securities	27,141	27,141	—	—
LianBio Warrant	751	751	—	—
Total financial assets	$503,651	$127,461	$376,190	$—
Liability
Embedded derivative	$1,211	$—	$—	$1,211

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$176,115	$176,115	$—	$—
Commercial paper	56,986	—	56,986	—
Total cash equivalents	233,101	176,115	56,986	—
Marketable securities:
U.S. treasury notes	76,472	—	76,472	—
Commercial paper	167,737	—	167,737	—
Corporate debt securities	122,490	—	122,490	—
Supranational debt securities	27,044	—	27,044	—
Total marketable securities	393,743	—	393,743	—
Investment in equity securities	49,148	49,148	—	—
LianBio Warrant	2,141	2,141	—	—
Total financial assets	$678,133	$227,404	$450,729	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Equity Securities

As of June 30, 2022 and December 31, 2021, we have an investment in LianBio whose fair value amounted to $10.8 million and $30.8 million, respectively. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under ASC 321, Investments — Equity Securities (“ASC 321”), upon completion of LianBio’s initial public offering (“IPO”) in November 2021 (see Note 7).

The LianBio shares were subject to a lock-up agreement, which restricted our ability to sell the securities through April 2022. There are no restrictions on our ability to sell the other investment in equity securities, which had a fair value of $16.3 million and $18.3 million as of June 30, 2022 and December 31, 2021, respectively.

We classify our investment in equity securities, which are currently equity securities of publicly held companies, within Level 1 as the fair values of these equity securities are derived from observable inputs such as quoted prices in active markets.

Total realized and unrealized gains and losses associated with investment in equity securities during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net realized losses recognized on investment in equity securities sold	$(141)	$—	$(1,385)	$—
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(10,221)	(1,117)	(21,843)	(1,117)
Total net losses included in “Other income (expense), net”	$(10,362)	$(1,117)	$(23,228)	$(1,117)

LianBio Warrant

As of June 30, 2022 and December 31, 2021, our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 7). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 10), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of June 30, 2022, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $302.7 million and $247.5 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes were $444.8 million and $407.1 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of June 30, 2022 was $401.2 million. The estimated fair value of our outstanding term loan as of December 31, 2021 approximated the carrying amount as the term loan was issued close to that date.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

LEO Call Option Liability

As of June 30, 2022 and December 31, 2021, we no longer recognized the LEO call option that we previously carried as a liability in our condensed consolidated balance sheet. In November 2018, LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire our subsidiary, PellePharm, Inc. (“PellePharm”). The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability because we were obligated to sell our shares in PellePharm to LEO at a pre-determined price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date, using unobservable inputs that were classified as Level 3 inputs, until the LEO call option either was exercised, terminated or had expired. On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result, and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO call option liability to zero as of March 31, 2021. We recognized a gain on remeasurement of the LEO call option liability of $5.6 million that was included in “Other income (expense), net” for the six months ended June 30, 2021.

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$99,569	$—	$—	$99,569
Commercial paper	122,812	—	(21)	122,791
Agency discount notes	34,937	—	(4)	34,933
Total cash equivalents	257,318	—	(25)	257,293
Marketable securities:
U.S. treasury notes	76,127	—	(151)	75,976
Commercial paper	126,709	1	(207)	126,503
Corporate debt securities	16,032	—	(45)	15,987
Total marketable securities	218,868	1	(403)	218,466
Total cash equivalents and marketable securities	$476,186	$1	$(428)	$475,759

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$176,115	$—	$—	$176,115
Commercial paper	56,988	—	(2)	56,986
Total cash equivalents	233,103	—	(2)	233,101
Marketable securities:
U.S. treasury notes	76,518	—	(46)	76,472
Commercial paper	167,761	2	(26)	167,737
Corporate debt securities	122,548	—	(58)	122,490
Supranational debt securities	27,046	—	(2)	27,044
Total marketable securities	393,873	2	(132)	393,743
Total cash equivalents and marketable securities	$626,976	$2	$(134)	$626,844

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2022 and December 31, 2021, our marketable securities have average contractual maturities of approximately six months. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.
Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos Therapeutics, Inc. (“Eidos”) IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to Eidos having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018 through January 26, 2021, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model until January 26, 2021, the date on which the Merger Transactions (as defined below) were consummated.

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of 26,156,446 shares of our common stock, with a total fair value of approximately $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized as a reduction in equity amounted to $1,613.4 million and was recorded within “Additional paid-in capital” for the six months ended June 30, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” for the six months ended June 30, 2021.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on The Nasdaq Global Select Market (“Nasdaq”) prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.
Noncontrolling Interests

As of June 30, 2022 and December 31, 2021, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three and six months ended June 30, 2022, the adjustments in the aggregate amounted to $1.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2021, the adjustments in the aggregate amounted to $(1.4) million and $0.3 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

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

There were no impairments and the carrying amount of the equity method investment represented our maximum loss exposure related to our investment in LianBio during the three and six months ended June 30, 2021.

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. As of November 1, 2021, BBP LLC no longer exercises significant influence over LianBio; and, therefore, we accounted for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities during the fourth quarter of fiscal year 2021. As of June 30, 2022 and December 31, 2021, we recorded $57.7 million and $37.7 million, respectively, in cumulative unrealized loss for the ongoing mark-to-market adjustments of this investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material in 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net”. The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $0.8 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.

8.
Intangible Assets

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	June 30, 2022		December 31, 2021
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	12.5 years	$32,500	12.8 years	$47,500
Less accumulated amortization		(2,592)		(2,566)
Net book value		$29,908		$44,934

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense recorded as part of cost of license revenue and products sold for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively. Amortization expense during the comparative periods was not material. Future amortization expense is $1.2 million for the remainder of 2022, $2.4 million for each of the years from 2023 to 2026 and $19.1 million thereafter.

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

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”) entered into an Asset Purchase Agreement (the “Origin-Alexion APA”) with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Pursuant to the Origin-Alexion APA, Origin could be required to pay up to $18.8 million if a certain condition is met. Such a condition was met in 2021, resulting in a one-time final payment of $15.0 million, which we capitalized as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Origin-Alexion APA, Origin could also be required to pay up to $1.0 million in regulatory-based milestone payment, $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

In connection with the Asset Purchase Agreement entered into between Origin and Sentynl Therapeutics, Inc. (“Sentynl”) in March 2022 (the “Origin-Sentynl APA”, see Note 12), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. We paid the first installment due to FMI of $1.5 million during the second quarter of fiscal year 2022 and as of June 30, 2022, the remaining amount due is presented in our condensed consolidated balance sheet in “Other accrued liabilities” for $2.5 million and “Other long-term liabilities” for $8.5 million. As of December 31, 2021, the amount due to FMI is presented in our condensed consolidated balance sheet in “Other accrued liabilities” for $1.5 million and “Other long-term liabilities” for $11.0 million. Refer to Note 11 for related discussion on the amount due to FMI.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2022.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,313	$996
Stock (2)	96,695	15,850
Cash or stock at our sole discretion	127,696	3,527
Total	$234,704	$20,373
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2022 we have accrued for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $6.0 million (see Note 16). As of December 31, 2021, there were no material amounts accrued related to termination charges.

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

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and have not accrued any material liabilities in the condensed consolidated financial statements as a result of these provisions.

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
•
During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
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

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020 (the “2027 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2027 Notes Trustee”), in a private offering to qualified institutional buyers (the “2020 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers (the “2027 Notes Initial Purchasers”) resulting from the exercise in full of their option to purchase additional 2027 Notes.

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
•
During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2027 Notes Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or
•
Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on June 30, 2022, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

In accounting for the issuance of the 2027 Notes in 2020 under ASC 470-20, Debt: Debt with Conversion and Other Options, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to our ability to settle the 2027 Notes in cash, BridgeBio common stock, or a combination of cash and BridgeBio common stock at our option. Effective January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), and, as a result, we no longer separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	June 30, 2022		December 31, 2021
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(13,453)	(9,221)	(14,381)	(10,066)
Net carrying amount	$734,047	$540,779	$733,119	$539,934

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	466	424	890	929	844	1,773
Total interest and amortization expense	$4,670	$3,861	$8,531	$9,338	$7,719	$17,057
Effective interest rate	2.6%	2.8%		2.6%	2.8%

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,437	$7,642	$7,148	$6,875	$14,023
Amortization of debt discount and issuance costs	454	413	867	765	822	1,587
Total interest and amortization expense	$4,659	$3,850	$8,509	$7,913	$7,697	$15,610
Effective interest rate	2.6%	2.8%		2.6%	2.8%

As of June 30, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2021, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of June 30, 2022 are as follows:

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

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on Nasdaq on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as treasury stock.

Term Loans

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement,” and as amended by the First Amendment (as defined below), the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (ii) certain lenders (the “Lenders”), (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors (the “Guarantors”). In May 2022, we entered into the First Amendment to the Loan Agreement (the “First Amendment”), as further described below.

Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million (the “Tranche 1 Advance”), and (ii) a tranche 2 advance of $300.0 million (the “Tranche 2 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance was reduced under the Amended Loan Agreement to $100.0 million. The Tranche 2 Advance, which will remain available for funding until December 31, 2022, is available at our election subject to certain conditions as specified in the Amended Loan Agreement.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum. 3.00% of such interest can be a payment-in-kind (“PIK”) through a certain period. Interest payments are payable quarterly following the funding of a Term Loan Advance. We would be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025 (the “Term Loan Amortization Date”) in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis (the “Acoramidis Milestone”) on or prior to January 1, 2025, then the Term Loan Amortization Date would be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026 (the “Maturity Date”).

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

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our priority review voucher (“PRV”, see Note 12) and, generally, future dispositions of other PRVs;
•
reduced the aggregate amount of the Tranche 2 Advance and modified certain conditions to the availability thereof, as mentioned above;
•
amended the principal payments such that the entire outstanding principal balance of the Term Loan Advances is due and payable at the Maturity Date or upon early termination; and
•
modified the terms and conditions governing when certain entities into which we have made investments will be required to become guarantors under the Amended Loan Agreement.

In June 2022, the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 11, triggered certain mandatory prepayment provisions of the Amended Loan Agreement. As a result, we paid $20.5 million to the Lenders, of which $20.1 million and $0.4 million were applied to principal and exit fee, respectively.

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $3.3 million and $5.1 million for the three and six months ended June 30, 2022, respectively. On July 1, 2022, we exercised our option to convert an additional $3.4 million of accrued interest into principal via PIK.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Principal value of term loans	$429,916	$450,000
PIK added to principal	5,075	—
Debt discount, issuance costs and exit fee accretion	(16,638)	(19,248)
Term loan, net	$418,353	$430,752

For the three and six months ended June 30, 2022, we recognized interest expense related to the Amended Loan Agreement of $11.7 million and $23.5 million, respectively, of which $1.0 million and $2.6 million, respectively, relate to amortization of debt discount and issuance costs. As of June 30, 2022 and December 31, 2021, interest payable under the Amended Loan Agreement included in “Other accrued liabilities” in our condensed consolidated balance sheet amounted to $10.2 million and $5.0 million, respectively.

Future minimum payments under the Amended Loan Agreement as of June 30, 2022 are as follows:

Amount
(in thousands)
Remainder of 2022	$17,158
Year Ending December 31:
2023	39,896
2024	40,006
2025	40,006
2026	492,173
Total future payments	629,239
Less amounts representing interest	(185,650)
Less exit fee	(8,598)
Total principal amount of term loan payments, including PIK exercises	$434,991

The amounts in the table above do not take into account our option to exercise future interest payments via PIK. Total future interest payments throughout the term of the Amended Loan Agreement could increase should we decide to exercise such option.

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

For the three and six months ended June 30, 2021, we recognized interest expense related to the Amended Hercules Term Loan of $2.4 million and $4.4 million, respectively, of which $0.5 million and $0.8 million, respectively, relate to amortization of debt discount and issuance costs.

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

The Tranche A Loan was prepaid in full in April 2021 for $18.1 million, which includes a final payment charge and a prepayment fee, using a portion of the proceeds from Tranche IV under the Amended Hercules Term Loan discussed above. Loss on early extinguishment of the Tranche A Loan recognized by Eidos was not material. Interest expense on the Tranche A Loan was not material in 2021 through the prepayment date.
11.
License and Collaboration Agreements

License Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc. (“Navire”), entered into an exclusive license development and commercialization agreement with Bristol-Myers Squibb Company (“BMS”) (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire collected in full in June 2022. Additionally, Navire is eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Navire will retain the option to acquire higher royalties in the United States in connection with funding a portion of development costs upon the initiation of registrational studies. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within research and development in our condensed consolidated statement of operations.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the Navire-BMS License Agreement falls within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•
research and development services to complete the Phase 1 Trials for BBP-398 (expected to be completed in 2025).

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. Options for additional goods or services were not considered material rights, and as such not performance obligations, at the inception of the Navire-BMS License Agreement as the additional goods or services were not offered at a discount.

As of June 30, 2022, we determined the transaction price for the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that were fully constrained as of June 30, 2022. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. We expect that the royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price of $90.0 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•
$70.2 million for the upfront transfer of the license; and
•
$19.8 million for ongoing research and development services.

The SSP for the license was determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. The SSP for the ongoing research and development services were based on estimates of the associated effort and cost of these services, adjusted for a reasonable gross profit margin that would be expected to be realized under similar contracts.

We are recognizing revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to BMS. The transfer of the rights and control of the license occurred in June 2022, thus we recognized the full amount allocated to the license and related know-how for the three and six months ended June 30, 2022.
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the three and six months ended June 30, 2022 was $3.2 million.

For the three and six months ended June 30, 2022, we recognized an aggregate of $73.4 million of revenue from the Navire-BMS License Agreement. Our condensed consolidated balance sheet as of June 30, 2022 includes a deferred revenue balance of $16.6 million ($7.2 million presented as “Deferred revenue, current portion” and $9.4 million included in “Other long-term liabilities”) related to our research and development services obligation.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, and collectively with HHC, “Helsinn”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. Under this agreement, Helsinn is likewise entitled to a right of first negotiation with respect to specific territories subject to the occurrence of a contingent event. As part of this agreement, QED was also required to transfer inventory within the transitional period, as described in the QED-Helsinn License and Collaboration Agreement. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Under the terms of the QED-Helsinn License and Collaboration Agreement, QED was eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Upon approval by the FDA, QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. In May 2021, we received such FDA approval for an oncology indication in the United States and effective as of that date, sharing of profits and losses commenced. QED and Helsinn will share global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

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

Additionally, under the Amended QED-Helsinn License and Collaboration Agreement, QED is eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

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

Both the QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement are considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the significant risks and rewards of the collaborative activity, and partially within the scope of ASC 606 for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We consider the future potential regulatory milestones to be a variable consideration fully constrained as of June 30, 2022. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. We began to receive royalties for net sales of the licensed products sold in the United States upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement.

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. In the fourth quarter of 2021, we received validation from the European Medicines Agency (“EMA”) for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $10.0 million to $56.0 million. The Amended QED-Helsinn License and Collaboration Agreement did not affect the transaction price as the modifications to the transaction price related solely to variable consideration, consisting of regulatory and sales-based milestone payments and royalties. The remaining future potential regulatory milestone payments are not included in the transaction price as they are determined to be fully constrained under ASC 606. We determined that the achievements of such regulatory milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We will continue to reassess the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the $56.0 million transaction price based on relative SSPs of each of our performance obligations as $54.4 million for the licenses and $1.6 million for the transfer of inventory. For the delivery of the licenses, we based the SSP on a discounted cash flow approach and considered several factors including, but not limited to, forecasted revenue and costs, development timelines, discount rate and probabilities of clinical and regulatory success. For the transfer of inventory, we based the SSP on the actual costs incurred by us to purchase or manufacture the inventory as well as the average compensation of employees estimated to be incurred over the performance period.

During the three and six months ended June 30, 2021, we recognized $44.4 million in license revenue relating to the delivery of licenses. We determined that the license was a right to use the intellectual property of QED and as of June 30, 2021, we had provided all necessary information to Helsinn for it to benefit from the license under the license term. The remaining $1.6 million relating to the transfer of certain existing inventory was recognized in July 2021 when the inventory was delivered. Total receivables relating to this unit of account accounted for under ASC 606 amounted to $0.2 million and $10.0 million as of June 30, 2022 and December 31, 2021, respectively, and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, we have recognized Helsinn’s share of research and development expenses of nil and $2.9 million as reduction of research and development expenses for the three and six months ended June 30, 2022, respectively. We recognized Helsinn’s share of research and development expenses of $19.5 million as a reduction of research and development expenses for the three and six months ended June 30, 2021. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $9.5 million and $12.8 million as reduction of research and development expenses for the three and six months ended June 30, 2022, which represent 100% reimbursement of research and development costs incurred during the transitional period relating to infigratinib in the licensed indications. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $15.5 million and $5.9 million as of June 30, 2022 and December 31, 2021, respectively, and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following the FDA approval of TRUSELTIQ (infigratinib) in May 2021, we were the principal selling party of this product in the United States and recognized product sales in the condensed consolidated statement of operations. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn, and Helsinn became the principal selling party. Accordingly, beginning in 2022, we no longer recognized product sales associated with TRUSELTIQ, although we continued to share profits and losses on a 50:50 basis through February 28, 2022 in accordance with the QED-Helsinn License and Collaboration Agreement. Pursuant to the QED-Helsinn License and Collaboration Agreement, we accounted for Helsinn’s share of the co-commercialization loss of $0.2 million and $1.3 million as reduction to selling, general and administrative expenses for the three and six months ended June 30, 2022, respectively. We accounted for Helsinn’s share of the co-commercialization loss of $4.1 million as a reduction to selling, general and administrative expenses for the three and six months ended June 30, 2021. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $0.4 million and $0.5 million as reduction to selling, general and administrative expenses for the three and six months ended June 30, 2022, respectively, which represent 100% reimbursement of commercial activity costs incurred during the transitional period relating to infigratinib in the licensed indications in the United States. Total receivables from Helsinn relating to this unit of account accounted for under ASC 808 amounted to $0.6 million as of June 30, 2022 and are shown as part of “Receivable from licensing and collaboration agreements” in the condensed consolidated balance sheets. There were no receivables outstanding relating to this unit of account as of December 31, 2021.

As of June 30, 2022, we also recognized a receivable from Helsinn of $12.5 million ($4.0 million presented as part of “Receivable from licensing and collaboration agreements” and $8.5 million presented as part of “Other assets” in our condensed consolidated balance sheet), which represents QED’s obligation to FMI described in Note 8, that will be reimbursed by Helsinn as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording the receivable, we recognized a corresponding gain that is recorded as part of “Other income (expense), net” in our condensed consolidated statement of operations for the six months ended June 30, 2022. We continue to carry the associated liability in our condensed balance sheet until the formal assignment of such liability to Helsinn is finalized with FMI.

License Agreement with LianBio

In August 2020, Navire entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. There was no license revenue recognized for the three and six months ended June 30, 2022 under this agreement. We recognized $8.5 million in license revenue, representing a regulatory milestone payment, for the three and six months ended June 30, 2021.

12.
Sale of Nonfinancial Assets

Sale of Priority Review Voucher

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under an FDA program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary, Origin Biosciences Inc., received approval of NULIBRYTM. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We accounted for this transaction under ASC 610-20. We received the proceeds of $110.0 million in June 2022 and recognized a gain of $107.9 million, net of transaction costs, for the three and six months ended June 30, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRY, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022 (the “Closing Date”). Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones under the Origin-Alexion APA (see Note 8) and under a separate agreement with a third party.

We accounted for this transaction under ASC 610-20. Upon the Closing Date, we recognized a loss on sale of $6.3 million within “Other income (expense), net” in our condensed consolidated statement of operations for the six months ended June 30, 2022. The loss on sale was determined as the difference in the aforementioned upfront payment and the carrying value of the assets purchased by Sentynl of approximately $16.3 million, which comprised mainly of intellectual property rights and related intangible assets and existing inventories as of the Closing Date.

Origin’s sale of the assets covered in the Origin-Sentynl APA was not subject to the limitation on our ability to dispose of assets under the terms of the Loan Agreement (see Note 10).

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

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,344	$1,256	$2,889	$2,621
Finance lease costs	111	116	$224	$173
Variable lease costs	1,506	969	3,065	1,720
Total lease cost	$2,961	$2,341	$6,178	$4,514

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,348	$2,858
Operating cash flows for finance lease	212	85
Operating lease right-of-use assets obtained in exchange for operating lease obligations	240	4,041

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.6	6.3
Finance lease	3.6	4.6
Weighted-average discount rate
Operating leases	5.73%	5.79%
Finance lease	6.62%	6.62%

As of June 30, 2022, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2022	$2,519
Year ending December 31:
2023	4,927
2024	3,993
2025	3,962
2026	1,893
Thereafter	4,375
Total future minimum lease payments	21,669
Imputed interest	(3,083)
Total	$18,586

Reported as of June 30, 2022
Operating lease liabilities, current portion	$4,310
Operating lease liabilities, net of current portion	14,276
Total operating lease liabilities	$18,586

We recognized an impairment loss for certain of our asset groups estimated using a discounted cash flow model (income approach) for the six months ended June 30, 2021 of $3.3 million, which is included in selling, general and administrative expenses in our condensed consolidated statement of operations. The impairment loss recorded consisted of $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use. There was no related impairment loss during the three and six months ended June 30, 2022.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. Under the termination agreement, we will pay the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million for other existing services, both over a period of six months from the effective date of the termination agreement. We have paid $1.5 million of the amounts due to the vendor as of June 30, 2022. For the six months ended June 30, 2022, we recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite ceased pursuant to the termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the six months ended June 30, 2022 (see Note 16).

14.
Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of June 30, 2022 and December 31, 2021.

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of June 30, 2022.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$14,194	$158	$14,352	$22,680	$229	$22,909
Selling, general and administrative	13,951	2	13,953	28,474	31	28,505
Restructuring, impairment and related charges	—	—	—	1,172	—	1,172
Total stock-based compensation	$28,145	$160	$28,305	$52,326	$260	$52,586

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$19,163	$121	$19,284	$40,463	$1,270	$41,733
Selling, general and administrative	12,532	219	12,751	22,263	2,935	25,198
Total stock-based compensation	$31,695	$340	$32,035	$62,726	$4,205	$66,931

We have recorded nil and $0.2 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded $1.9 million and $3.2 million of stock-based compensation expense for the three and six months ended June 30, 2021, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

As of June 30, 2022, 6,827,622 shares and 180,857 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the then 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated into the 2021 A&R Plan mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2021, we recognized $13.3 million and $27.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2021. For the three and six months ended June 30, 2022, we recognized $3.4 million and $2.5 million (net of reversals), respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2022. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2022.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and six months ended June 30, 2021, we recognized $2.5 million and $6.0 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2021. The related amount is not material for the three and six months ended June 30, 2022 for milestone awards associated with performance-based milestone awards that were determined to be probable of achievement as of June 30, 2022. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of June 30, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2022:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021		12,141,756
Regular equity program	9,493,258		$31.85	8.5	$—
Eidos Awards Exchange	2,107,626		$16.14	6.9	$10,147
Exchange Program	540,872		$2.46	7.0	$7,956
Granted
Regular equity program		1,468,894	$8.45
Exercised		(107,692)
Eidos Awards Exchange	(37,715)		$1.38
Exchange Program	(69,977)		$1.54
Cancelled		(833,848)
Regular equity program	(429,897)		$34.54
Eidos Awards Exchange	(389,338)		$23.07
Exchange Program	(14,613)		$3.49
Outstanding as of June 30, 2022		12,669,110
Regular equity program	10,532,255		$28.47	8.2	$925
Eidos Awards Exchange	1,680,573		$14.86	6.0	$2,936
Exchange Program	456,282		$2.56	6.7	$3,294
Exercisable as of June 30, 2022		6,154,654
Regular equity program	4,491,447		$26.18	7.3	$—
Eidos Awards Exchange	1,241,614		$12.67	5.5	$2,788
Exchange Program	421,593		$2.29	6.6	$3,106

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $5.24.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2022 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised for the six months ended June 30, 2022 was $0.8 million.

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $9.4 million and $20.2 million, respectively, related to stock options under the Plans. As of June 30, 2022, there was $79.7 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.3 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2022:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,537,719	$45.36
Granted	4,390,492	$8.53
Vested	(732,587)	$21.95
Cancelled	(1,139,693)	$33.66
Balance as of June 30, 2022	6,055,931	$23.69

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $12.1 million and $24.0 million, respectively, related to RSUs under the Plans. As of June 30, 2022, there was $126.1 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the six months ended June 30, 2022:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	1,789,943	$5.50
Vested — Regular equity program	(672,512)	$3.80
Cancelled — Regular equity program	(3,425)	$5.56
Balance as of June 30, 2022	1,114,006	$6.52

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022
	(in thousands)
Exchange Program	$—	$—
Other RSAs	1,483	2,968
Total stock-based compensation expense	$1,483	$2,968

As of June 30, 2022, there was $7.2 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 1.5 years. The respective balances of unvested RSAs as of June 30, 2022 and December 31, 2021 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

For the three and six months ended June 30, 2022, stock-based compensation expense related to our ESPP was $0.7 million and $1.4 million, respectively. As of June 30, 2022, 4,107,805 shares were reserved for future issuance under the ESPP.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock purchase rights under the ESPP. For the six months ended June 30, 2022, we used the following weighted-average assumptions in the Black-Scholes calculations:

Expected term (in years)	0.50
Expected volatility	52.04% - 191.67%
Risk-free interest rate	0.05% - 0.67%
Dividend yield	—
Weighted-average fair value of stock-based awards granted	$6.72

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

16.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $31.0 million to $33.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Restructuring, impairment and related charges included in our condensed statement of operations for the three and six months ended June 30, 2022 consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2022
	(in thousands)
Long-lived assets impairments and write-offs	$—	$12,653
Severance and employee-related costs	2,396	9,412
Exit and other related costs	6,000	8,993
Total	$8,396	$31,058

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022
	(in thousands)
Beginning balance	$7,155	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 13)	—	2,185
Restructuring, impairment and related charges	8,396	31,058
Cash payments	(4,328)	(8,195)
Noncash activities	—	(13,825)
Ending balance	$11,223	$11,223

Reported as of June 30, 2022		(in thousands)
Accrued compensation and benefits		2,223
Accrued research and development liabilities		6,000
Other accrued liabilities		3,000
		$11,223

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2022 and 2021.

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

(Unaudited)

18.
Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of June 30,
	2022	2021
Unvested RSAs	1,114,006	2,468,416
Unvested RSUs	6,055,931	1,643,312
Unvested performance-based RSUs	84,505	66,683
Common stock options issued and outstanding	12,669,110	10,320,564
Estimated shares issuable under performance-based milestone compensation arrangements	29,396,554	3,785,559
Estimated shares issuable under the ESPP	207,960	37,649
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	70,109,359	38,903,476

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales. We do not anticipate to generate product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have been transferred or transitioned to our respective partners.

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2022 and 2021, we incurred net losses of $203.9 million and $273.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of the continuing impact of COVID-19 and the focus of healthcare providers and hospitals on the virus and its variants, we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing activities, including commencement of planned clinical trials, non-clinical experiments and IND-enabling good laboratory practice toxicology studies. The duration of delays and their overall impact on our business are currently unknown, and we are continuing to monitor the situation. The continued spread of COVID-19 has resulted in significant governmental measures worldwide. These measures may result in business, supply, and drug product manufacturing disruptions and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Accordingly, we may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic, or its continuing impact may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $31.0 million to $33.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
License and services revenue	$73,746	$53,037	$73,981	$53,499
Product sales	—	987	1,459	987
Cost of license revenue and products sold	700	109	2,048	109
Research and development	108,400	101,960	216,049	224,519
Selling, general and administrative	36,426	45,970	80,139	91,377
Restructuring, impairment and related charges	8,396	—	31,058	—
Loss from operations	(80,176)	(94,015)	(253,854)	(261,519)
Gain from sale of priority review voucher, net	107,946	—	107,946	—
Net loss	(2,559)	(102,074)	(203,889)	(273,156)
Net loss attributable to common stockholders of BridgeBio	(9,856)	(96,348)	(206,253)	(259,427)

			June 30, 2022	December 31, 2021
			(in thousands)
Cash, cash equivalents and marketable securities			$688,564	$787,515
Investment in equity securities			27,141	49,148

Cash, Cash Equivalents and Marketable Securities

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $688.6 million and investment in equity securities of $27.1 million, compared to cash, cash equivalents and marketable securities of $787.5 million and investment in equity securities of $49.1 million as of December 31, 2021. The decrease in cash, cash equivalents and marketable securities primarily pertain to net cash used in our operating activities of $191.1 million, which includes payments of $25.4 million in debt-related interests and the cash inflow from our receipt of $90.0 million in upfront payment from the Navire-BMS License Agreement. The receipt of the upfront payment from BMS triggered certain mandatory prepayment provisions of our Amended Loan Agreement, which is further described in the succeeding sections, and, as a result, we paid $20.5 million to our lenders during the three-months ended June 30, 2022. The decrease in cash, cash equivalents and marketable securities was also partially offset by cash proceeds of:

•
$110.0 million from the sale of our PRV; and
•
$10.0 million upon the closing of the Origin-Sentynl APA.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The decrease in investment in equity securities is primarily due to decline in market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Revenue:
License and services revenue	$73,746	$53,037	$20,709	$73,981	$53,499	$20,482
Product sales	—	987	(987)	1,459	987	472
Total revenue	$73,746	$54,024	$19,722	$75,440	$54,486	$20,954

License and services revenue for the three and six months ended June 30, 2022 consists mainly of $73.4 million of license and services revenue from recognition of upfront license and services revenue under the Navire-BMS License Agreement. License and services revenue for the three and six months ended June 30, 2021 is comprised primarily of the recognition of upfront and launch milestone payments of $44.4 million in connection with the QED-Helsinn License and Collaboration Agreement. We also recognized $8.5 million in license revenue for the same periods in 2021 in connection with the achievement of a regulatory milestone under the Navire-LianBio License Agreement.

The level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, and entering into new collaboration agreements, if any. We do not anticipate to generate product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have been transferred or transitioned to our respective partners (see Notes 11 and 12 to our condensed consolidated financial statements).

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Research and development	$108,400	$101,960	$6,440	$216,049	$224,519	$(8,470)

Research and development expense increased by $6.4 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the issuance of shares by one of our subsidiaries under an out-licensing agreement for $4.6 million and the reduced share in research and development costs of Helsinn under our arrangement discussed below. Research and development expenses decreased by $8.5 million for the six months ended June 30, 2022 primarily due to a decrease in stock-based compensation and our external costs as a result of reprioritization of our development programs in line with our restructuring initiative. Stock-based compensation recorded in research and development expense for the three and six months ended June 30, 2022 was $14.4 million and $22.9 million, respectively, as compared to $19.3 million and $41.7 million for the same periods in the prior year, which was mainly driven by higher stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement as of June 30, 2021.

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

•
For the three and six months ended June 30, 2022, Helsinn’s share of the research and development costs under the QED-Helsinn License and Collaboration Agreement amounted to nil and $2.9 million, respectively, which were reflected as a reduction of research and development expenses. The comparative amount was $19.5 million for the three and six months ended June 30, 2021.
•
In accordance with the Amended QED-Helsinn License and Collaboration Agreement, which became effective on March 1, 2022, we have recognized $9.5 million and $12.8 million as a reduction of research and development expenses for the three and six months ended June 30, 2022, respectively, which represents 100% reimbursement of research and development costs incurred during the transitional period.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos Therapeutics, Inc.)	$20,950	$13,955	$40,761	$35,171
Infigratinib (Previously known as BBP-831) (QED Therapeutics, Inc.)	8,503	6,151	21,952	31,695
Encaleret (Previously known as BBP-305) (Calcilytix Therapeutics, Inc.)	6,263	1,763	13,457	4,413
BBP-631 (Adrenas Therapeutics, Inc.)	9,526	5,443	18,567	27,618
BBP-454 (TheRas, Inc.)	8,161	2,852	14,093	6,291
Other development programs	37,026	34,493	68,271	70,734
Other research programs	17,971	37,303	38,948	48,597
Total	$108,400	$101,960	$216,049	$224,519

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Selling, general and administrative	$36,426	$45,970	$(9,544)	$80,139	$91,377	$(11,238)

Selling, general and administrative expenses decreased by $9.5 million and $11.2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, mainly due to our restructuring initiative.

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

•
We accounted for Helsinn’s share of the commercialization loss of $0.2 million and $1.3 million under the QED-Helsinn License and Collaboration Agreement as a reduction of selling, general and administrative expenses for the three and six months ended June 30, 2022, respectively. The comparative amount was $4.1 million for the three and six months ended June 30, 2021.
•
We accounted for Helsinn’s share of the commercialization loss of $0.4 million and $0.5 million under the Amended QED-Helsinn License and Collaboration Agreement as a reduction of selling, general and administrative expenses for the three and six months ended June 30, 2022, respectively.

Restructuring, Impairment and Related Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Restructuring, impairment and related charges	$8,396	$—	$8,396	$31,058	$—	$31,058

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $31.0 million to $33.0 million for the fiscal year 2022, consisting primarily of impairments and write-offs of long-lived assets, severance and employee-related costs, and exit and other related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Interest income	$766	$323	$443	$1,033	$717	$316

Interest income consists of interest income earned on our cash equivalents and marketable securities. The change in interest income has been nominal during the periods presented. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Interest expense	$(20,279)	$(10,839)	$(9,440)	$(40,623)	$(20,577)	$(20,046)

Interest expense for the three and six months ended June 30, 2022 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020 and our term loan with various lenders under the Loan Agreement dated November 17, 2021. Interest expense for the three and six months ended June 30, 2021 consists primarily of interest expense incurred under our 2029 Notes, our 2027 Notes, our now fully-paid term loan with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended from time to time, and our now fully-paid term loan with Silicon Valley Bank, or SVB, and Hercules pursuant to the Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement. The increase of $9.4 million and $20.0 million for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily attributed to an increase in principal amounts of our debt.

Gain From Sale of Priority Review Voucher, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Gain from sale of priority review voucher, net	$107,946	$—	$107,946	$107,946	$—	$107,946

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary Origin received approval of NULIBRY. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We received the proceeds of $110.0 million in June 2022 and recognized a net gain of $107.9 million, net of transaction costs for the three and six months ended June 30, 2022.

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Other income (expense), net	$(10,816)	$2,457	$(13,273)	$(18,391)	$8,223	$(26,614)

Other income (expense), net for the three months ended June 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our equity security investment of $10.4 million. Other income (expense), net for the six months ended June 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our equity security investment of $23.2 million and loss from disposal of Origin’s assets of $6.3 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

Other income (expense), net for the six months ended June 30, 2021 primarily includes changes in fair value of the LEO Call Option liability. In March 2021, LEO elected to terminate the LEO Call Option, which resulted in derecognition of the LEO Call Option liability of $5.6 million.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, revenue from certain licensing arrangements and sale of certain assets. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $688.6 million and investment in equity securities of $27.1 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these securities to fund current operations, should the need arise. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of June 30, 2022, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $586.5 million, $505.5 million and $288.6 million, respectively. For the six months ended June 30, 2022, we incurred net losses of $203.9 million. We had an accumulated deficit as of June 30, 2022 of $1.6 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (see Note 10 to our condensed consolidated financial statements), obligations under our real estate leases (see Note 13 to our condensed consolidated financial statements) and the remaining liabilities under our restructuring initiative (see Note 16 to our condensed consolidated financial statements).

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

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through June 30, 2022.

Debt

As of June 30, 2022, we have borrowings under the 2029 Notes, the 2027 Notes and the Amended Loan Agreement, which are discussed below.

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

Loan and Security Agreement

In November 2021, we entered into the Loan Agreement, by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the Administrative Agent), and collateral agent (in such capacity, the Collateral Agent), (ii) certain lenders, or the Lenders, (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors, or the Guarantors. In May 2022, we entered into the First Amendment to the Loan Agreement, or the First Amendment, as further described below.

Pursuant to the terms and conditions of the Loan Agreement as amended by the First Amendment, or the Amended Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance, or collectively, the Term Loan Advances. The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021.The Tranche 2 Advance was reduced under the Amended Loan Agreement to $100.0 million. The Tranche 2 Advance, which will remain available for funding until December 31, 2022, is available at our election subject to certain conditions as specified in the Amended Loan Agreement.

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum. 3.00% of such interest can be paid in kind, or PIK, through a certain period. Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025, or the Term Loan Amortization Date, in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis, or the Acoramidis Milestone, on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026, or the Maturity Date.

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

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our existing PRV and, generally, future dispositions of other PRVs;
•
reduced the aggregate amount of the Tranche 2 Advance and modified certain conditions to the availability thereof, as mentioned above;
•
amended the principal payments such that the entire outstanding principal balance of the Term Loan Advances is due and payable at the Maturity Date or upon early termination; and
•
modified the terms and conditions governing when certain entities into which we have made investments will be required to become guarantors under the Amended Loan Agreement.

Refer to Note 10 in our condensed consolidated financial statements for other details, including our future minimum payments under the Amended Loan Agreement.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(191,088)	$(242,478)	$51,390
Net cash provided by (used in) investing activities	288,325	(281,594)	569,919
Net cash provided by (used in) financing activities	(20,956)	546,521	(567,477)
Net increase in cash, cash equivalents and restricted cash	$76,281	$22,449	$53,832

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $191.1 million for the six months ended June 30, 2022, consisting primarily of our net loss of $203.9 million, adjusted for non-cash items including a $110.0 million gain from sale of our PRV (excluding transaction costs), $52.4 million in stock-based compensation expense, $23.2 million in net loss from our investment in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on the sale of assets in connection with the Origin-Sentynl APA, as well as $23.2 million net cash inflow related to changes in operating assets and liabilities. The $23.2 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $16.6 million in deferred revenue arising from the Navire-BMS License Agreement, an increase of $8.4 million in other accrued and other long-term liabilities primarily due to build-up of accrued interests on our borrowings and a decrease in other assets of $8.7 million, partially offset by a decrease of $9.4 million in accrued compensation and benefits mainly due to timing of payments.

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

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $288.3 million for the six months ended June 30, 2022, consisting primarily of $293.9 million in maturities of marketable securities, $110.0 million in proceeds from the sale of our PRV, $10.0 million in proceeds under the Origin-Sentynl APA, and $9.7 million in proceeds from the sale of equity securities, partially offset by purchases of marketable securities of $119.6 million and purchases of investment in equity securities of $10.9 million.

Net cash used in investing activities was $281.6 million for the six months ended June 30, 2021, consisting primarily of purchases of marketable securities of $509.9 million and investments in equity securities of $20.0 million, partially offset by $238.9 million in maturities of marketable securities.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $21.0 million for the six months ended June 30, 2022, consisting primarily of $20.5 million in mandatory prepayment of our term loan.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, except for certain updates to our accounting policy on revenue recognition as discussed in Note 2 in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2022.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we held cash, cash equivalents and marketable securities of $688.6 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of June 30, 2022, we had no outstanding debt with variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $435.0 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investment in equity securities. As of June 30, 2022, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $27.1 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

Inflation has increased during the period covered by this Quarterly Report on Form 10-Q, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our raw materials, clinical supplies, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

None.

(c) Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027.	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029	8-K	001-38959	4.2	January 29, 2021

10.1†	License, Development and Commercialization Agreement, dated May 11, 2022, by and among the Registrant, Navire Pharma, Inc. and Bristol-Myers Squibb Company.	—	—	—	Filed herewith

10.2†	First Amendment to Loan and Security Agreement, dated May 12, 2022, among U.S. Bank National Association in its capacity as Administrative Agent and Collateral Agent, the Lenders party thereto, the Registrant, and certain subsidiaries of the Registrant.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: August 4, 2022	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)