Form 10-Q
period 2022-09-30
BridgeBio Pharma, Inc.
filed 2022-11-03
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 149,483,134 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$483,235	$393,772
Marketable securities	75,080	393,743
Investment in equity securities	33,662	49,148
Receivable from licensing and collaboration agreements	24,581	19,749
Prepaid expenses and other current assets	25,661	32,446
Total current assets	642,219	888,858
Property and equipment, net	15,603	30,066
Operating lease right-of-use assets	11,738	15,907
Intangible assets, net	29,310	44,934
Other assets	29,870	33,027
Total assets	$728,740	$1,012,792
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,158	$11,884
Accrued compensation and benefits	24,842	37,041
Accrued research and development liabilities	44,564	44,138
Accrued professional services	4,230	6,786
Operating lease liabilities, current portion	4,044	4,938
Deferred revenue, current portion	7,518	—
Other accrued liabilities	23,838	30,282
Total current liabilities	119,194	135,069
2029 Notes, net	734,516	733,119
2027 Notes, net	541,205	539,934
Term loan, net	422,972	430,752
Operating lease liabilities, net of current portion	13,000	17,428
Other long-term liabilities	28,226	22,069
Total liabilities	1,859,113	1,878,371
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	(2,388)	1,423
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 155,558,848 shares issued and 149,367,087 shares outstanding as of September 30, 2022, 153,535,084 shares issued and 147,343,323 shares outstanding as of December 31, 2021	156	154
Treasury stock, at cost; 6,191,761 shares as of September 30, 2022 and December 31, 2021	(275,000)	(275,000)
Additional paid-in capital	917,333	841,530
Accumulated other comprehensive loss	(348)	(132)
Accumulated deficit	(1,780,558)	(1,436,966)
Total BridgeBio stockholders’ deficit	(1,138,417)	(870,414)
Noncontrolling interests	10,432	3,412
Total stockholders’ deficit	(1,127,985)	(867,002)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$728,740	$1,012,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License and services revenue	$338	$1,585	$74,319	$55,084
Product sales	—	759	1,459	1,746
Total revenue	338	2,344	75,778	56,830
Operating costs and expenses:
Cost of license revenue and products sold	739	1,454	2,787	1,563
Research and development	92,511	104,305	308,560	328,824
Selling, general and administrative	31,188	46,084	111,327	137,461
Restructuring, impairment and related charges	5,016	—	36,074	—
Total operating costs and expenses	129,454	151,843	458,748	467,848
Loss from operations	(129,116)	(149,499)	(382,970)	(411,018)
Other income (expense), net:
Interest income	2,417	234	3,450	951
Interest expense	(19,825)	(11,067)	(60,448)	(31,644)
Gain from sale of priority review voucher, net	—	—	107,946	—
Other income (expense), net	6,331	(684)	(12,060)	7,539
Total other income (expense), net	(11,077)	(11,517)	38,888	(23,154)
Net loss	(140,193)	(161,016)	(344,082)	(434,172)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,854	5,081	490	18,810
Net loss attributable to common stockholders of BridgeBio	$(137,339)	$(155,935)	$(343,592)	$(415,362)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.93)	$(1.06)	$(2.34)	$(2.88)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	147,937,817	146,662,756	146,842,453	144,044,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(140,193)	$(161,016)	$(344,082)	$(434,172)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	79	(17)	(216)	(173)
Comprehensive loss	(140,114)	(161,033)	(344,298)	(434,345)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,854	5,081	490	18,810
Comprehensive loss attributable to common stockholders of BridgeBio	$(137,260)	$(155,952)	$(343,808)	$(415,535)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2022

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	336	147,688,393	154	6,191,761	(275,000)	867,596	(383)	(1,633,363)	(1,040,996)	(27)	(1,041,023)
Issuance of shares under equity compensation plans	—	609,058	—	—	—	56	—	—	56	—	56
Stock-based compensation	—	—	—	—	—	23,901	—	—	23,901	—	23,901
Repurchase of shares to satisfy tax withholding	—	(54,254)	—	—	—	(366)	—	—	(366)	—	(366)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,686	4,686
Transfers from (to) noncontrolling interests	144	—	—	—	—	1,773	—	—	1,773	(1,917)	(144)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	(1,979)	—	—	—	—	—	—	(9,856)	(9,856)	9,276	(580)
Balances as of June 30, 2022	(1,499)	148,243,197	154	6,191,761	(275,000)	892,960	(427)	(1,643,219)	(1,025,532)	12,018	(1,013,514)
Issuance of shares under equity compensation plans	—	965,764	2	—	—	449	—	—	451	—	451
Issuance of common stock under ESPP	—	211,914	—	—	—	1,592	—	—	1,592	—	1,592
Repurchase of shares to satisfy tax withholding	—	(53,788)	—	—	—	(596)	—	—	(596)	—	(596)
Stock-based compensation	—	—	—	—	—	23,231	—	—	23,231	—	23,231
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	77	77
Transfers from (to) noncontrolling interests	64	—	—	—	—	(303)	—	—	(303)	238	(65)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	79	—	79	—	79
Net loss	(953)	—	—	—	—	—	—	(137,339)	(137,339)	(1,901)	(139,240)
Balances as of September 30, 2022	$(2,388)	149,367,087	$156	6,191,761	$(275,000)	$917,333	$(348)	$(1,780,558)	$(1,138,417)	$10,432	$(1,127,985)

	Nine Months Ended September 30, 2021
									Total
	Redeemable						Accumulated		BridgeBio		Total
	Convertible					Additional	Other		Stockholders'	Non-	Stockholders’
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Equity	controlling	Equity
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)	Interests	(Deficit)
Balances as of December 31, 2020 (2)	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Issuance of shares under equity compensation plans	—	819,113	1	—	—	6,841	—	—	6,842	—	6,842
Stock-based compensation	—	—	—	—	—	19,841	—	—	19,841	—	19,841
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Repurchase of common stock	—	(759,993)	—	759,993	(50,000)	—	—	—	(50,000)	—	(50,000)
Issuance of common stock under ESPP	—	65,298	—	—	—	1,651	—	—	1,651	—	1,651
Repurchase of shares to satisfy tax withholding	—	(15,653)	—	—	—	(1,021)	—	—	(1,021)	—	(1,021)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,080	5,080
Transfers from (to) noncontrolling interests	517	—	—	—	—	1,690	—	—	1,690	(2,207)	(517)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Net loss	(876)	—	—	—	—	—	—	(163,079)	(163,079)	(7,127)	(170,206)
Balances as of March 31, 2021	1,271	149,114,600	152	3,174,674	(125,000)	767,117	(57)	(1,037,506)	(395,294)	5,929	(389,365)
Issuance of shares under equity compensation plans	—	646,250	1	—	—	3,750	—	—	3,751	—	3,751
Stock-based compensation	—	—	—	—	—	32,509	—	—	32,509	—	32,509
Repurchase of common stock	—	(104,694)	—	104,694	(5,308)	—	—	—	(5,308)	—	(5,308)
Repurchase of common stock to satisfy tax withholding	—	(41,416)	—	—	—	(2,281)	—	—	(2,281)	—	(2,281)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Issuance of noncontrolling interests	700	—	—	—	—	—	—	—	—	5	5
Transfers from (to) noncontrolling interests	(3,618)	—	—	—	—	(1,416)	—	—	(1,416)	5,034	3,618
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	93	—	93	—	93
Net loss	(1,562)	—	—	—	—	—	—	(96,348)	(96,348)	(4,164)	(100,512)
Balances as of June 30, 2021	1,865	149,614,740	153	3,279,368	(130,308)	799,679	36	(1,133,854)	(464,294)	6,804	(457,490)
Issuance of shares under equity compensation plans	—	349,452	—	—	—	3,704	—	—	3,704	—	3,704
Issuance of common stock under ESPP	—	50,924	—	—	—	2,170	—	—	2,170	—	2,170
Repurchase of common stock	—	(2,912,393)	—	2,912,393	(144,692)	—	—	—	(144,692)	—	(144,692)
Repurchase of shares to satisfy tax withholding	—	(14,832)	—	—	—	(734)	—	—	(734)	—	(734)
Stock-based compensation	—	—	—	—	—	16,896	—	—	16,896	—	16,896
Issuance of noncontrolling interests	2,800	—	—	—	—	—	—	—	—	640	640
Transfers from (to) noncontrolling interests	(362)	—	—	—	—	(495)	—	—	(495)	857	362
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Net loss	(1,336)	—	—	—	—	—	—	(155,935)	(155,935)	(3,745)	(159,680)
Balances as of September 30, 2021	$2,967	147,087,891	$153	6,191,761	$(275,000)	$821,220	$19	$(1,289,789)	$(743,397)	$4,556	$(738,841)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2021 and 2020 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(344,082)	$(434,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	69,770	79,731
Depreciation and amortization	5,111	4,317
Net loss from investment in equity securities	12,969	1,510
Gain from sale of priority review voucher, excluding transaction costs	(110,000)	—
Gain from recognition of receivable from licensing and collaboration agreement	(12,500)	—
Fair value of shares issued under a license agreement	4,567	—
Accretion of debt	6,469	4,043
Fair value adjustment of warrants	1,446	459
Loss on sale of certain assets	6,261	—
Impairment of long-lived assets	12,720	3,300
LEO call option income	—	(5,550)
Other noncash adjustments	4,687	7,322
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	(832)	(7,710)
Receivable from a related party	—	(462)
Prepaid expenses and other current assets	4,072	(3,743)
Other assets	10,095	(8,930)
Accounts payable	(1,725)	1,360
Accrued compensation and benefits	(9,122)	(4,443)
Accrued research and development liabilities	452	4,686
Accrued professional services	(2,556)	346
Operating lease liabilities	(4,819)	(4,474)
Deferred revenue	16,969	—
Other accrued and other long-term liabilities	3,797	(1,629)
Net cash used in operating activities	(326,251)	(364,039)
Investing activities:
Purchases of marketable securities	(134,635)	(575,478)
Maturities of marketable securities	452,819	305,200
Sales of marketable securities	—	98,925
Purchases of investment in equity securities	(26,312)	(23,960)
Sales of investment in equity securities	28,830	4,743
Increase in cash and cash equivalents from consolidation of PellePharm	—	13,654
Payment for an intangible asset	(1,500)	(35,000)
Proceeds from sale of priority review voucher	110,000	—
Proceeds from sale of certain assets	10,000	—
Purchases of property and equipment	(4,020)	(10,710)
Net cash provided by (used in) investing activities	435,182	(222,626)
Financing activities:
Proceeds from issuance of 2029 Notes	—	747,500
Issuance costs and discounts associated with issuance of 2029 Notes	—	(16,064)
Issuance costs associated with term loan	(1,120)	—
Purchase of capped calls	—	(61,295)
Repurchases of common stock	—	(198,458)
Transactions with noncontrolling interests	—	3,500
Repurchase of Eidos noncontrolling interest, including direct transaction costs	—	(85,090)
Proceeds from term loan	—	25,000
Repayment of term loan	(20,486)	(18,108)
Proceeds from BridgeBio common stock issuances under ESPP	2,558	3,821
Repurchase of shares to satisfy tax withholding	(1,072)	(4,035)
Proceeds from stock option exercises, net of repurchases	609	14,294
Net cash (used in) provided by financing activities	(19,511)	411,065
Net increase (decrease) in cash, cash equivalents and restricted cash	89,420	(175,600)
Cash, cash equivalents and restricted cash at beginning of period	396,365	358,679
Cash, cash equivalents and restricted cash at end of period	$485,785	$183,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$47,575	$28,239
Supplemental Disclosures of Noncash Investing and Financing Information:
Payment-in-kind interest added to principal of term loan	$8,503	$—
Net noncash portion of repurchase of Eidos noncontrolling interests	$—	$38,167
Direct transaction costs in the repurchase of Eidos recorded in “Additional paid-in capital” previously classified in “Prepaid expenses and other current assets”	$—	$8,749
Noncash contribution by a noncontrolling interest	$—	$21,600
Recognized intangible asset recorded in “Accrued research and development liabilities”	$11,000	$12,500
Leasehold improvements paid by landlord	$—	$2,449
Repurchase of common stock recorded in Accounts payable	$—	$1,542
Transfers from noncontrolling interests (Note 6)	$1,153	$(221)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$483,235	$180,347
Restricted cash — Included in “Prepaid expenses and other current assets”	140	176
Restricted cash — Included in “Other assets”	2,410	2,556
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$485,785	$183,079

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ equity (deficit) and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim periods.

Reclassifications

Certain reclassifications have been made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 to conform to the current year’s presentation. These reclassifications had no net effect on cash flows from operating, financing and investing activities as previously reported.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

Our restricted cash balance relates to cash that we have pledged as collateral under certain lease agreements and letters of credit.

Collaborative Arrangements

We enter into collaboration arrangements with partners, under which we may grant licenses to further develop, manufacture and commercialize our drug compounds and or/products. We may also perform research, development, manufacturing, commercialization, and supply activities under our collaboration agreements. Consideration under these arrangements may include, upfront payments, development and regulatory milestones, expense reimbursements, royalties based on net sales of commercial products, and commercial sales milestone payments.

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

If our collaborative arrangement provides for the sharing of profits and losses with our partner for commercialization activities, we record our collaboration partner’s share of profits and losses as an addition or reduction to selling, general and administrative expenses.

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

At inception of the arrangement, we assess the promised goods or services to identify the performance obligations within the contract. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation, on a relative standalone selling price basis, when (or as) the performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of an input method. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenue or costs, development timelines, discount rates and probabilities of clinical and regulatory success.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of September 30, 2022 and December 31, 2021, the Company had unbilled receivables of $32.6 million and $6.3 million, respectively. Total receivables from licensing and collaboration agreements as of September 30, 2022 includes $24.6 million presented as "Receivable from licensing and collaboration agreements" and $8.5 million presented as part of "Other assets" in our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2022 and December 31, 2021, the Company did not have an allowance for credit losses.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Other winding down and exit-related costs are recognized as incurred.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$233,496	$233,496	$—	$—
Commercial paper	203,055	—	203,055	—
Agency discount notes	14,039	—	14,039	—
Total cash equivalents	450,590	233,496	217,094	—
Marketable securities:
Commercial paper	75,080	—	75,080	—
Total marketable securities	75,080	—	75,080	—
Investment in equity securities	33,662	33,662	—	—
LianBio Warrant	695	695	—	—
Total financial assets	$560,027	$267,853	$292,174	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$176,115	$176,115	$—	$—
Commercial paper	56,986	—	56,986	—
Total cash equivalents	233,101	176,115	56,986	—
Marketable securities:
U.S. treasury notes	76,472	—	76,472	—
Commercial paper	167,737	—	167,737	—
Corporate debt securities	122,490	—	122,490	—
Supranational debt securities	27,044	—	27,044	—
Total marketable securities	393,743	—	393,743	—
Investment in equity securities	49,148	49,148	—	—
LianBio Warrant	2,141	2,141	—	—
Total financial assets	$678,133	$227,404	$450,729	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment in Equity Securities

As of September 30, 2022 and December 31, 2021, we have an investment in LianBio whose fair value amounted to $10.0 million and $30.8 million, respectively. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under ASC 321, Investments — Equity Securities (“ASC 321”), upon completion of LianBio’s initial public offering (“IPO”) in November 2021 (see Note 7).

The LianBio shares were subject to a lock-up agreement, which restricted our ability to sell the securities through April 2022. There are no restrictions on our ability to sell the other investment in equity securities, which had a fair value of $23.6 million and $18.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

Total realized and unrealized gains and losses associated with investment in equity securities during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net realized gains recognized on investment in equity securities sold	$1,745	$651	$360	$664
Net unrealized gains (losses) recognized on investment in equity securities held as of the end of the period	8,514	(1,057)	(13,329)	(2,174)
Total net gains (losses) included in “Other income (expense), net”	$10,259	$(406)	$(12,969)	$(1,510)

LianBio Warrant

As of September 30, 2022 and December 31, 2021, our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 7). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 10), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of September 30, 2022, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $311.7 million and $323.4 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes were $444.8 million and $407.1 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of September 30, 2022 was $386.4 million. The estimated fair value of our outstanding term loan as of December 31, 2021 approximated the carrying amount as the term loan was issued close to that date.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

LEO Call Option Liability

As of September 30, 2022 and December 31, 2021, we no longer recognized the LEO call option that we previously carried as a liability in our condensed consolidated balance sheet. In November 2018, LEO Pharma (“LEO”) was granted an exclusive, irrevocable option to acquire our subsidiary, PellePharm, Inc. (“PellePharm”). The LEO call option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO call option as a current liability because we were obligated to sell our shares in PellePharm to LEO at a pre-determined price, if the option were to be exercised. We remeasured the LEO call option to fair value at each subsequent balance sheet date, using unobservable inputs that were classified as Level 3 inputs, until the LEO call option either was exercised, terminated or had expired. On March 30, 2021, LEO provided a notice of termination of the LEO call option effective April 15, 2021. As a result, and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO call option liability to zero as of March 31, 2021. We recognized a gain on remeasurement of the LEO call option liability of $5.6 million that was included in “Other income (expense), net” for the nine months ended September 30, 2021.

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$233,496	$—	$—	$233,496
Commercial paper	203,083	—	(28)	203,055
Agency discount notes	14,038	—	1	14,039
Total cash equivalents	450,617	—	(27)	450,590
Marketable securities:
Commercial paper	75,401	—	(321)	75,080
Total marketable securities	75,401	—	(321)	75,080
Total cash equivalents and marketable securities	$526,018	$—	$(348)	$525,670

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$176,115	$—	$—	$176,115
Commercial paper	56,988	—	(2)	56,986
Total cash equivalents	233,103	—	(2)	233,101
Marketable securities:
U.S. treasury notes	76,518	—	(46)	76,472
Commercial paper	167,761	2	(26)	167,737
Corporate debt securities	122,548	—	(58)	122,490
Supranational debt securities	27,046	—	(2)	27,044
Total marketable securities	393,873	2	(132)	393,743
Total cash equivalents and marketable securities	$626,976	$2	$(134)	$626,844

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of September 30, 2022 and December 31, 2021, our marketable securities have average contractual maturities of approximately 7.5 months and 6 months, respectively. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

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

On January 19, 2021, the stockholders of each of BridgeBio and Eidos voted to approve all proposals related to the Merger Transactions and on January 26, 2021, we closed and completed the Merger Transactions. The acquisition of the Eidos Common Stock was settled through an aggregate consideration of $1,651.6 million, which was comprised of cash payments of $21.3 million and the issuance of 26,156,446 shares of our common stock, with a total fair value of approximately $1,630.3 million. We accounted for the purchase of the outstanding Eidos Common Stock as acquisition of noncontrolling interest in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, the carrying amount of the Eidos noncontrolling interest was adjusted to reflect the change in our ownership interest, and the difference between the fair value of the consideration paid, and the amount by which the noncontrolling interest was adjusted was recognized in equity. Such difference recognized as a reduction in equity amounted to $1,613.4 million and was recorded within “Additional paid-in capital” for the nine months ended September 30, 2021. We continued to recognize the assets and liabilities of Eidos at their respective historical values as of the closing date of the Merger Transactions.

Through the closing of the Merger Transactions, we incurred transaction costs aggregating $70.7 million that were recorded in “Additional paid-in capital” for the nine months ended September 30, 2021.

Upon closing and completion of the Merger Transactions with Eidos, Eidos became our wholly-owned subsidiary. Eidos’ common stock ceased to trade on The Nasdaq Global Select Market (“Nasdaq”) prior to the opening of business on January 26, 2021 and Eidos’ Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act was filed with the SEC on February 5, 2021.

6.
Noncontrolling Interests

As of September 30, 2022 and December 31, 2021, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three and nine months ended September 30, 2022, the adjustments in the aggregate amounted to $(0.3) million and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the adjustments in the aggregate amounted to $(0.5) million and $(0.2) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

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

There were no impairments and the carrying amount of the equity method investment represented our maximum loss exposure related to our investment in LianBio during the three and nine months ended September 30, 2021.

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. As of November 1, 2021, BBP LLC no longer exercises significant influence over LianBio; and, therefore, we accounted for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities during the fourth quarter of fiscal year 2021. As of September 30, 2022 and December 31, 2021, we recorded $58.5 million and $37.7 million, respectively, in cumulative unrealized loss for the ongoing mark-to-market adjustments of this investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material in 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $0.7 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.

8.
Intangible Assets

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	September 30, 2022		December 31, 2021
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	12.2 years	$32,500	12.8 years	$47,500
Less: accumulated amortization		(3,190)		(2,566)
Total		$29,310		$44,934

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense recorded as part of cost of license revenue and products sold for the three and nine months ended September 30, 2022 was $0.6 million and $1.8 million, respectively. Amortization expense during the comparative periods was not material. Future amortization expense is $0.6 million for the remainder of 2022, $2.4 million for each of the years from 2023 to 2026 and $19.1 million thereafter.

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

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”) entered into an Asset Purchase Agreement (the “Origin-Alexion APA”) with Alexion Pharma Holding Unlimited Company (“Alexion”) to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Pursuant to the Origin-Alexion APA, Origin could be required to pay up to $18.8 million if a certain condition is met. Such a condition was met in 2021, resulting in a one-time final payment of $15.0 million, which we capitalized as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Origin-Alexion APA, Origin could also be required to pay up to $1.0 million in regulatory-based milestone payments upon first pricing approval in an European Medicines Agency ("EMA") country, $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

In connection with the Asset Purchase Agreement entered into between Origin and Sentynl Therapeutics, Inc. (“Sentynl”) in March 2022 (the “Origin-Sentynl APA”, see Note 12), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in an EMA country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”) entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. We paid the first installment due to FMI of $1.5 million during the second quarter of fiscal year 2022 and as of September 30, 2022, the remaining amount due is presented in our condensed consolidated balance sheet in “Other accrued liabilities” for $2.5 million and “Other long-term liabilities” for $8.5 million. As of December 31, 2021, the amount due to FMI is presented in our condensed consolidated balance sheet in “Other accrued liabilities” for $1.5 million and “Other long-term liabilities” for $11.0 million. Refer to Note 11 for related discussion on the amount due to FMI.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2022.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,035	$744
Stock (2)	77,269	9,155
Cash or stock at our sole discretion	111,648	2,432
Total	$198,952	$12,331
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2022, we have accrued for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 16). As of December 31, 2021, there were no material amounts accrued related to termination charges.

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on September 30, 2022, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	September 30, 2022		December 31, 2021
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(12,984)	(8,795)	(14,381)	(10,066)
Net carrying amount	$734,516	$541,205	$733,119	$539,934

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	469	426	895	1,398	1,270	2,668
Total interest and amortization expense	$4,674	$3,864	$8,538	$14,012	$11,583	$25,595
Effective interest rate	2.5%	2.8%		2.5%	2.8%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$11,353	$10,313	$21,666
Amortization of debt discount and issuance costs	457	414	871	1,222	1,236	2,458
Total interest and amortization expense	$4,662	$3,852	$8,514	$12,575	$11,549	$24,124
Effective interest rate	2.6%	2.8%		2.6%	2.8%

As of September 30, 2022, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2021, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of September 30, 2022 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Year ending December 31:
2023	16,819	13,750	30,569
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
Thereafter	789,547	556,875	1,346,422
Total future payments	856,823	611,875	1,468,698
Less amounts representing interest	(109,323)	(61,875)	(171,198)
Total principal amount	$747,500	$550,000	$1,297,500

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

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $3.4 million and $8.5 million for the three and nine months ended September 30, 2022, respectively. On July 1, 2022, we exercised our option to convert an additional $3.4 million of accrued interest into principal via PIK.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Principal value of term loans	$429,916	$450,000
PIK added to principal	8,503	—
Debt discount, issuance costs and exit fee accretion	(15,447)	(19,248)
Term loan, net	$422,972	$430,752

For the three and nine months ended September 30, 2022, we recognized interest expense related to the Amended Loan Agreement of $11.2 million and $34.7 million, respectively, of which $1.2 million and $3.8 million, respectively, relate to amortization of debt discount and issuance costs. As of September 30, 2022 and December 31, 2021, interest payable under the Amended Loan Agreement included in “Other accrued liabilities” in our condensed consolidated balance sheet amounted to $10.0 million and $5.0 million, respectively.

Future minimum payments under the Amended Loan Agreement as of September 30, 2022 are as follows:

Amount
(in thousands)
Remainder of 2022	$6,869
Year Ending December 31:
2023	40,209
2024	40,319
2025	40,319
2026	495,961
Total future payments	623,677
Less amounts representing interest	(176,660)
Less exit fee	(8,598)
Total principal amount of term loan payments, including PIK exercises	$438,419

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

The Amended Hercules Term Loan was prepaid in full in November 2021 using a portion of the net proceeds from the Tranche 1 Advance under the Loan Agreement mentioned above. For the three and nine months ended September 30, 2021, we recognized interest expense related to the Amended Hercules Term Loan of $2.5 million and $6.8 million, respectively, of which $0.5 million and $1.4 million, respectively, relate to amortization of debt discount and issuance costs.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. Options for additional goods or services were not considered material rights, and as such not identified as performance obligations, at the inception of the Navire-BMS License Agreement as the additional goods or services were not offered at a discount.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2022. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognized revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to BMS. The transfer of the rights and control of the license occurred in June 2022, thus we recognized the full amount allocated to the license and related know-how during the nine months ended September 30, 2022.
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the nine months ended September 30, 2022 was $3.1 million.

For the three and nine months ended September 30, 2022, we recognized an immaterial amount and $73.3 million, respectively, of revenue from the Navire-BMS License Agreement. Our condensed consolidated balance sheet as of September 30, 2022 includes a deferred revenue balance of $16.7 million ($7.5 million presented as “Deferred revenue, current portion” and $9.2 million included in “Other long-term liabilities”) related to our research and development services obligation.

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

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”) effective as of March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn has an exclusive license to commercialize infigratinib in the U.S. and is responsible for developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

Pursuant to the Amended QED-Helsinn License and Collaboration Agreement, QED no longer shares in the commercialization of infigratinib in the licensed indications in the United States or be responsible for any global development costs for infigratinib in the licensed indications.

Additionally, under the Amended QED-Helsinn License and Collaboration Agreement, QED is eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provides for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED's contracted activities incurred during the transitional period are fully reimbursable by Helsinn and will be paid to QED subsequent to the transitional period.

On August 23, 2022, we received written notice from Helsinn of its intent to terminate the Amended QED-Helsinn License and Collaboration Agreement for convenience, pursuant to its terms, citing commercial considerations. As a result of the termination, QED will no longer be entitled to any future regulatory or sales-based milestone payments. QED will still be entitled to receive royalties on net sales until Helsinn no longer sells the licensed product. QED continues to pursue development of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. QED and Helsinn continue to actively negotiate each party's responsibilities relating to the wind-down period.

Prior to August 23, 2022, both the QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement are considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the significant risks and rewards of the collaborative activity, and partially within the scope of ASC 606 for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

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

We consider the future potential regulatory milestones to be a variable consideration fully constrained as of August 23, 2022. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. QED began to receive royalties for net sales of the licensed products sold in the United States upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement and QED will still be entitled to receive royalties on net sales until Helsinn no longer sells the licensed product.

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. In the fourth quarter of 2021, we received validation from the EMA for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $10.0 million to $56.0 million. The Amended QED-Helsinn License and Collaboration Agreement did not affect the transaction price as the modifications to the transaction price related solely to variable consideration, consisting of regulatory and sales-based milestone payments and royalties. The remaining future potential regulatory milestone payments are not included in the transaction price as they are determined to be fully constrained under ASC 606. We determined that the achievements of such regulatory milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. Due to the termination of the Amended QED-Helsinn License and Collaboration Agreement, QED will no longer be eligible for any future milestone payments.

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

As of September 30, 2021, we had provided all necessary information to Helsinn for it to benefit from the license under the license term and completed the transfer of inventory. During the three and nine months ended September 30, 2021, we recognized $1.6 million and $46.0 million of license revenue, respectively, under these units of account accounted for under ASC 606.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, we have recognized Helsinn’s share of research and development expenses of nil and $2.9 million as reduction of research and development expenses for the three and nine months ended September 30, 2022, respectively, which represents 60% reimbursement of research and development expenses incurred. We recognized Helsinn’s share of research and development expenses of $9.6 million and $28.2 million as a reduction of research and development expenses for the three and nine months ended September 30, 2021. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $5.7 million and $18.5 million as reduction of research and development expenses for the three and nine months ended September 30, 2022, which represents 100% reimbursement of research and development costs incurred during the transitional period relating to infigratinib in the licensed indications.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following the FDA approval of TRUSELTIQ (infigratinib) in May 2021, we were the principal selling party of this product in the United States and recognized product sales in the condensed consolidated statement of operations. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn, and Helsinn became the principal selling party. Accordingly, beginning in 2022, we no longer recognized product sales associated with TRUSELTIQ, although we continued to share losses on a 50:50 basis through February 28, 2022 in accordance with the QED-Helsinn License and Collaboration Agreement. Pursuant to the QED-Helsinn License and Collaboration Agreement, we accounted for Helsinn’s share of the co-commercialization loss of nil and $1.3 million as reduction to selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively. We accounted for Helsinn’s share of the co-commercialization loss of $2.6 million and $6.8 million as a reduction to selling, general and administrative expenses for the three and nine months ended September 30, 2021. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $0.1 million and $0.5 million as a reduction to selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively, which represents 100% reimbursement of commercial activity costs incurred during the transitional period relating to infigratinib in the licensed indications in the United States.

As of September 30, 2022, we have a receivable from Helsinn of $12.5 million which represents QED’s obligation to FMI described in Note 8, that will be reimbursed by Helsinn as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording the receivable, we recognized a corresponding gain that is recorded as part of “Other income (expense), net” in our condensed consolidated statement of operations for the nine months ended September 30, 2022.

License Agreement with LianBio

In August 2020, Navire entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398 (“BBP-398”), for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the three and nine months ended September 30, 2022, we recognized $0.3 million of license revenue related to this agreement. We recognized $8.5 million in license revenue, representing a regulatory milestone payment, for the nine months ended September 30, 2021.

12.
Sale of Nonfinancial Assets

Sale of Priority Review Voucher

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under an FDA program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary, Origin received approval of NULIBRYTM. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We accounted for this transaction under ASC 610-20. We received the gross proceeds of $110.0 million in June 2022 and recognized a gain of $107.9 million, net of transaction costs, for the nine months ended September 30, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRY, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022 (the “Closing Date”). Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones, including the first pricing approval in an EMA country or EMA major market country, under the Origin-Alexion APA (see Note 8) and under a separate agreement with a third party. As of September 30, 2022, we accrued $3.5 million of the regulatory-based milestone payment, presented as part of "Other accrued liabilities" in our condensed consolidated balance sheets.

We accounted for this transaction under ASC 610-20. Upon the Closing Date, we recognized a loss on sale of $6.3 million within “Other income (expense), net” in our condensed consolidated statement of operations for the nine months ended September 30, 2022. The loss on sale was determined as the difference in the aforementioned upfront payment and the carrying value of the assets purchased by Sentynl of approximately $16.3 million, which comprised mainly of intellectual property rights and related intangible assets and existing inventories as of the Closing Date.

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

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,128	$1,457	$4,017	$4,078
Finance lease costs	110	115	334	288
Variable lease costs	1,567	1,111	4,632	2,831
Total lease cost	$2,805	$2,683	$8,983	$7,197

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,819	$4,474
Operating cash flows for finance lease	317	101
Operating lease right-of-use assets obtained in exchange for operating lease obligations	240	6,380

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.4	5.7
Finance lease	3.3	4.3
Weighted-average discount rate
Operating leases	5.76%	5.58%
Finance lease	6.62%	6.62%

As of September 30, 2022, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2022	$1,000
Year ending December 31:
2023	4,896
2024	3,962
2025	3,929
2026	1,860
Thereafter	4,145
Total future minimum lease payments	19,792
Imputed interest	(2,748)
Total	$17,044

Reported as of September 30, 2022
Operating lease liabilities, current portion	$4,044
Operating lease liabilities, net of current portion	13,000
Total operating lease liabilities	$17,044

We recognized an impairment loss for certain of our asset groups estimated using a discounted cash flow model (income approach) for the nine months ended September 30, 2021 of $3.3 million, which is included in selling, general and administrative expenses in our condensed consolidated statement of operations. The impairment loss recorded consisted of $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment namely leasehold improvements and office furniture and equipment that we no longer use. We recognized an immaterial amount of impairment loss during the three and nine months ended September 30, 2022.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. Under the termination agreement, we will pay the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million for other existing services, both over a period of six months from the effective date of the termination agreement. We have paid $2.7 million of the amounts due to the vendor as of September 30, 2022. For the nine months ended September 30, 2022, we recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite ceased pursuant to the termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the nine months ended September 30, 2022 (see Note 16).

14.
Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of September 30, 2022 and December 31, 2021.

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering as of September 30, 2022.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$6,025	$112	$6,137	$28,705	$341	$29,046
Selling, general and administrative	12,521	—	12,521	40,995	31	41,026
Restructuring, impairment and related charges	—	—	—	1,172	—	1,172
Total stock-based compensation	$18,546	$112	$18,658	$70,872	$372	$71,244

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$4,198	$610	$4,808	$44,661	$1,880	$46,541
Selling, general and administrative	11,292	30	11,322	33,555	2,965	36,520
Total stock-based compensation	$15,490	$640	$16,130	$78,216	$4,845	$83,061

We have recorded $1.2 million and $1.4 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded $0.1 million and $3.3 million of stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

As of September 30, 2022, 7,546,621 shares and 244,669 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the 2019 Inducement Equity Plan (the “2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

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

For the nine months ended September 30, 2021, we recognized $25.8 million of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2021. The related stock-based compensation expense for the three months ended September 30, 2021 was not material. During the three and nine months ended September 30, 2022, we recognized ($2.4) million and $0.1 million, respectively, of stock-based compensation cost associated with performance-based milestone awards that were determined to be probable of achievement. Our stock-based compensation cost for the three and nine months ended September 30, 2022 was partially offset by our reversal of performance-based milestone accruals for certain employees who were no longer eligible to achieve the performance-based milestone awards. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of September 30, 2022.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and nine months ended September 30, 2021, we recognized $0.7 million and $6.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2021. For the three and nine months ended September 30, 2022, we recognized $0.9 million and $1.4 million, respectively, of stock-based compensation cost associated with performance-based milestone awards that were determined to be probable of achievement as of September 30, 2022. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of September 30, 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2022:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021		12,141,756
Regular equity program	9,493,258		$31.85	8.5	$—
Eidos Awards Exchange	2,107,626		$16.14	6.9	$10,147
Exchange Program	540,872		$2.46	7.0	$7,956
Granted
Regular equity program		1,468,894	$8.45
Exercised		(205,335)
Eidos Awards Exchange	(91,027)		$4.29
Exchange Program	(114,308)		$1.91
Cancelled		(1,355,325)
Regular equity program	(887,474)		$36.00
Eidos Awards Exchange	(450,077)		$23.41
Exchange Program	(17,774)		$4.48
Outstanding as of September 30, 2022		12,049,990
Regular equity program	10,074,678		$28.07	7.7	$2,189
Eidos Awards Exchange	1,566,522		$14.74	5.5	$3,322
Exchange Program	408,790		$2.52	6.2	$3,327
Exercisable as of September 30, 2022		6,422,393
Regular equity program	4,764,123		$26.41	6.8	$—
Eidos Awards Exchange	1,264,466		$13.13	5.0	$3,184
Exchange Program	393,804		$2.36	6.2	$3,238

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $5.24.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2022 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2022 was $1.4 million.

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $9.3 million and $29.5 million, respectively, related to stock options under the Plans. As of September 30, 2022, there was $62.7 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.1 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2022:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,537,719	$45.36
Granted	4,638,533	$8.54
Vested	(1,236,062)	$20.18
Cancelled	(2,016,906)	$31.15
Balance as of September 30, 2022	4,923,284	$22.82

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $9.0 million and $33.0 million, respectively, related to RSUs under the Plans. As of September 30, 2022, there was $94.8 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the nine months ended September 30, 2022:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	1,789,943	$5.50
Granted — Exchange Program	407,786	$7.94
Vested — Exchange Program	(407,786)	$7.94
Vested — Regular equity program	(944,979)	$3.97
Cancelled — Regular equity program	(46,565)	$6.22
Balance as of September 30, 2022	798,399	$7.26

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022
	(in thousands)
Exchange Program	$3,238	$3,238
Other RSAs	1,330	4,298
Total stock-based compensation expense	$4,568	$7,536

As of September 30, 2022, there was $5.7 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 1.3 years. The respective balances of unvested RSAs as of September 30, 2022 and December 31, 2021 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

For the three and nine months ended September 30, 2022, stock-based compensation expense related to our ESPP was $0.6 million and $2.0 million, respectively. As of September 30, 2022, 3,895,891 shares were reserved for future issuance under the ESPP.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock purchase rights under the ESPP. For the nine months ended September 30, 2022, we used the following weighted-average assumptions in the Black-Scholes calculations:

Expected term (in years)	0.50
Expected volatility	52.04% - 191.67%
Risk-free interest rate	0.05% - 3.12%
Dividend yield	—
Weighted-average fair value of stock-based awards granted	$6.28

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

16.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $36.1 million to $48.4 million for the fiscal year 2022, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Restructuring, impairment and related charges included in our condensed statement of operations for the three and nine months ended September 30, 2022 consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2022
	(in thousands)
Winding down, exit and other related costs	$3,952	$12,945
Long-lived assets impairments and write-offs	$67	$12,720
Severance and employee-related costs	997	10,409
Total	$5,016	$36,074

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022
	(in thousands)
Beginning balance	$11,223	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 13)	—	2,185
Restructuring, impairment and related charges	5,016	36,074
Cash payments	(9,421)	(17,616)
Noncash activities	(67)	(13,892)
Ending balance	$6,751	$6,751

Reported as of September 30, 2022		(in thousands)
Accounts payable		$117
Accrued compensation and benefits		508
Accrued research and development liabilities		4,986
Other accrued liabilities		1,140
		$6,751

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2022 and 2021.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.
Net Loss Per Share

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of September 30,
	2022	2021
Unvested RSAs	798,399	2,128,173
Unvested RSUs	4,923,284	1,645,381
Unvested performance-based RSUs	80,746	75,040
Common stock options issued and outstanding	12,049,990	10,171,267
Estimated shares issuable under performance-based milestone compensation arrangements	17,296,328	4,600,340
Estimated shares issuable under the ESPP	59,441	21,482
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	55,789,481	39,222,976

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales. We do not anticipate to generate any revenues from product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have been transferred or transitioned to our respective partners.

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $344.1 million and $434.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $36.1 million to $48.4 million for the fiscal year 2022, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

On August 23, 2022, we received written notice from Helsinn of its intent to terminate the Amended QED-Helsinn License and Collaboration Agreement for convenience, pursuant to its terms, citing commercial considerations. As a result of the termination, QED will no longer be entitled to any future regulatory or sales-based milestone payments. QED will still be entitled to receive royalties on net sales until Helsinn no longer sells the licensed product. QED continues to pursue development of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. QED and Helsinn continue to actively negotiate each party's responsibilities relating to the wind-down period.

On May 7, 2021, Joel Zalvin (“Plaintiff”), a putative stockholder of BridgeBio Pharma Inc., filed a Verified Stockholder Derivative Complaint (the “Complaint”) in the Delaware Court of Chancery, captioned Zalvin v. Aguiar, et al., C.A. No. 2021-0395-JRS, on behalf of the Company against Eric Aguiar, Jennifer E. Cook, Ronald J. Daniels, Charles Homcy, Neil Kumar, Andrew Lo, James C. Momtazee, Ali Satvat, Brenton L. Saunders, Richard H. Scheller, and Randal W. Scott (collectively, “Defendants”) challenging a director compensation policy (“Director Compensation Policy”) and certain equity awards from and after December 12, 2019 awarded to directors of the Company (“Awards”) adopted by the Company’s board of directors (“Board”). The Complaint alleged that (i) the Board did not seek stockholder approval of the Director Compensation Policy; and (ii) the members of the Board breached their fiduciary duties by adopting the Director Compensation Policy and granting themselves compensation for 2019 and 2020 in amounts that were excessive and unfair to the Company. While the Company and the Board deny completely all of the allegations of wrongdoing in the Complaint, on November 8, 2021, the Company filed a Proxy Statement with the SEC, which sought: (i) stockholder ratification of equity awards granted to company directors under the Director Compensation Policy in 2019, 2020 and 2021; and (ii) stockholder approval of the amended and restated Director Compensation Policy. In addition, on December 15, 2021, a duly noticed special meeting of stockholders of BridgeBio was held, and the stockholders approved by the affirmative vote of a majority the proposals set forth in the November 8, 2021 Proxy Statement. Plaintiff agreed that as a result of the ratification of the Awards and approval of the amended and restated Director Compensation Policy, the claims set forth in the Complaint have been mooted, and the Company agreed to pay $2,050,000 in fees and expenses to Plaintiff’s counsel. On September 16, 2022, the Court entered a Stipulation and Order providing that Plaintiff’s action will be dismissed with prejudice as to Plaintiff and the case will be closed. The Court has not passed judgment on the amount of fees and expenses. Plaintiff’s counsel are David A. Jenkins of Smith Katzenstein & Jenkins LLP, (302) 652-8400 and Steven J. Purcell of Purcell & Lefkowitz LLP, (212) 840-6300, and Company’s counsel is Richard Rollo of Richards, Layton & Finger, P.A., (302) 651-7700. For additional information, see the Company’s Proxy Statement filed on November 8, 2021.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
License and services revenue	$338	$1,585	$74,319	$55,084
Product sales	—	759	1,459	1,746
Cost of license revenue and products sold	739	1,454	2,787	1,563
Research and development	92,511	104,305	308,560	328,824
Selling, general and administrative	31,188	46,084	111,327	137,461
Restructuring, impairment and related charges	5,016	—	36,074	—
Loss from operations	(129,116)	(149,499)	(382,970)	(411,018)
Gain from sale of priority review voucher, net	-	—	107,946	—
Net loss	(140,193)	(161,016)	(344,082)	(434,172)
Net loss attributable to common stockholders of BridgeBio	(137,339)	(155,935)	(343,592)	(415,362)

			September 30, 2022	December 31, 2021
			(in thousands)
Cash, cash equivalents and marketable securities			$558,315	$787,515
Investment in equity securities			33,662	49,148

Cash, Cash Equivalents and Marketable Securities

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $558.3 million and investment in equity securities of $33.7 million, compared to cash, cash equivalents and marketable securities of $787.5 million and investment in equity securities of $49.1 million as of December 31, 2021. The decrease in cash, cash equivalents and marketable securities primarily pertain to net cash used in our operating activities of $326.3 million, which includes payments of $47.6 million in debt-related interests and the cash inflow from our receipt of $90.0 million in upfront payment from the Navire-BMS License Agreement. The receipt of the upfront payment from BMS triggered certain mandatory prepayment provisions of our Amended Loan Agreement, which is further described in the succeeding sections, and, as a result, we paid $20.5 million to our lenders during the nine months ended September 30, 2022. In addition, the decrease in cash, cash equivalents and marketable securities was also partially offset by cash proceeds of:

•
$110.0 million from the sale of our PRV; and
•
$10.0 million upon the closing of the Origin-Sentynl APA.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The decrease in investment in equity securities is primarily due to decline in fair market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Revenue:
License and services revenue	$338	$1,585	$(1,247)	$74,319	$55,084	$19,235
Product sales	—	759	(759)	1,459	1,746	(287)
Total revenue	$338	$2,344	$(2,006)	$75,778	$56,830	$18,948

License and services revenue for the nine months ended September 30, 2022 consists mainly of $73.3 million of license and services revenue from recognition of upfront license and services revenue under the Navire-BMS License Agreement. License and services revenue for the three months ended September 30, 2022 and for the three months ended September 30, 2021 was immaterial. License and services revenue for the nine months ended September 30, 2021 comprised primarily of the recognition of upfront and launch milestone payments of $44.4 million in connection with the QED-Helsinn License and Collaboration Agreement and $8.5 million in license revenue in connection with the achievement of a regulatory milestone under the Navire-LianBio License Agreement.

The level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, and entering into new collaboration agreements, if any. We do not anticipate to generate any revenues from product sales for the rest of the fiscal year ending December 31, 2022 as the selling activities for our approved products have been transferred or transitioned to our respective partners (see Notes 11 and 12 to our condensed consolidated financial statements).

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Research and development	$92,511	$104,305	$(11,794)	$308,560	$328,824	$(20,264)

Research and development expense decreased by $11.8 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a decrease in external costs as a result of reprioritization of our development programs in line with our restructuring initiative. Research and development expenses decreased by $20.3 million for the nine months ended September 30, 2022 primarily due to a decrease in stock-based compensation and our external costs as a result of reprioritization of our development programs in line with our restructuring initiative. Stock-based compensation recorded in research and development expense for the three and nine months ended September 30, 2022 was $6.1 million and $29.0 million, respectively, as compared to $4.8 million and $46.5 million for the same periods in the prior year, which was mainly driven by higher stock-based compensation related to performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable of achievement as of September 30, 2021.

Pursuant to the QED-Helsinn License and Collaboration Agreement, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for development costs for infigratinib for certain indications and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Helsinn notified us on August 23, 2022 of their intent to terminate the Amended QED-Helsinn License and Collaboration Agreement. Both parties continue to actively negotiate each party's responsibilities relating to the wind-down period. Following the termination notice, winding down costs are presented as part of “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

•
For the three and nine months ended September 30, 2022, Helsinn’s share of the research and development costs under the QED-Helsinn License and Collaboration Agreement amounted to nil and $2.9 million, respectively, which were reflected as a reduction of research and development expenses. The comparative amount was $9.6 million and $28.2 million for the three and nine months ended September 30, 2021, respectively.
•
In accordance with the Amended QED-Helsinn License and Collaboration Agreement, which became effective on March 1, 2022, we have recognized $5.7 million and $18.5 million as a reduction of research and development expenses for the three and nine months ended September 30, 2022, respectively, which represents 100% reimbursement of research and development costs incurred during the transitional period.

Refer to Note 11 to our condensed consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement and the termination of the QED-Helsinn License and Collaboration Agreement.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Acoramidis (Previously known as BBP-265 or AG10) (Eidos Therapeutics, Inc.)	$25,995	$31,538	$66,756	$71,686
Low-dose Infigratinib for Achondroplasia (Previously known as BBP-831) (QED Therapeutics, Inc.)	6,312	8,450	23,475	32,136
Encaleret (Previously known as BBP-305) (Calcilytix Therapeutics, Inc.)	6,878	4,113	20,335	9,503
BBP-631 (Adrenas Therapeutics, Inc.)	7,112	6,946	25,679	35,316
BBP-454 (TheRas, Inc.)	9,260	3,823	23,353	10,563
Other development programs	20,587	32,065	93,647	124,247
Other research programs	16,367	17,370	55,315	45,373
Total	$92,511	$104,305	$308,560	$328,824

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Selling, general and administrative	$31,188	$46,084	$(14,896)	$111,327	$137,461	$(26,134)

Selling, general and administrative expenses decreased by $14.9 million and $26.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, mainly due to the streamlining of costs as a result of our restructuring initiative.

Under the QED-Helsinn License and Collaboration Agreement, the parties co-commercialized TRUSELTIQ in the United States and shared profits and losses on a 50:50 basis. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for the commercialization of TRUSELTIQ and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Helsinn notified us on August 23, 2022 of their intent to terminate the Amended QED-Helsinn License and Collaboration Agreement. Both parties continue to actively negotiate each party's responsibilities relating to the wind-down period. Following the termination notice, winding down costs are presented as part of “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

•
We accounted for Helsinn’s share of the commercialization loss of nil and $1.3 million under the QED-Helsinn License and Collaboration Agreement as a reduction of selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively. The comparative amount was $2.6 million and $6.8 million for the three and nine months ended September 30, 2021, respectively.
•
We accounted for Helsinn’s share of the commercialization expenses of $0.1 million and $0.5 million under the Amended QED-Helsinn License and Collaboration Agreement as a reduction of selling, general and administrative expenses for the three and nine months ended September 30, 2022, respectively.

Restructuring, Impairment and Related Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)
Restructuring, impairment and related charges	$5,016	$—	$5,016	$36,074	$—	$36,074

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $36.1 million to $48.4 million for the fiscal year 2022, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Interest income	$2,417	$234	$2,183	$3,450	$951	$2,499

Interest income consists of interest income earned on our cash equivalents and marketable securities. The change in interest income has been nominal during the periods presented. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Interest expense	$(19,825)	$(11,067)	$(8,758)	$(60,448)	$(31,644)	$(28,804)

Interest expense for the three and nine months ended September 30, 2022 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020 and our term loan with various lenders under the Loan Agreement dated November 17, 2021. Interest expense for the three and nine months ended September 30, 2021 consists primarily of interest expense incurred under our 2029 Notes, our 2027 Notes, our now fully-paid term loan with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended from time to time, and our now fully-paid term loan with Silicon Valley Bank, or SVB, and Hercules pursuant to the Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement. The increase of $8.8 million and $28.8 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily attributed to an increase in principal amounts of our debt.

Gain From Sale of Priority Review Voucher, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Gain from sale of priority review voucher, net	$-	$—	$-	$107,946	$—	$107,946

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary Origin received approval of NULIBRY. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We received the gross proceeds of $110.0 million in June 2022 and recognized a net gain of $107.9 million, net of transaction costs for the nine months ended September 30, 2022.

Other Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Other income (expense), net	$6,331	$(684)	$7,015	$(12,060)	$7,539	$(19,599)

Other income (expense), net for the three months ended September 30, 2022 consists mainly of net realized and unrealized gains from changes in fair value of our equity security investment of $10.3 million, partially offset by the recognition of $3.5 million in other expense related to a regulatory milestone payable by our subsidiary Origin that was achieved upon EMA approval of NULIBRY. Other income (expense), net for the nine months ended September 30, 2022 consists mainly of net realized and unrealized losses from changes in the fair value of our equity security investment of $13.0 million, loss from disposal of Origin’s assets of $6.3 million, and the expense associated with the Origin regulatory milestone of $3.5 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

Other income (expense), net for the nine months ended September 30, 2021 primarily includes changes in fair value of the LEO Call Option liability. In March 2021, LEO elected to terminate the LEO Call Option, which resulted in derecognition of the LEO Call Option liability of $5.6 million.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, revenue from certain licensing arrangements and sale of certain assets. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $558.3 million and investment in equity securities of $33.7 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these securities to fund current operations, should the need arise. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of September 30, 2022, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $586.5 million, $505.5 million and $288.6 million, respectively. For the nine months ended September 30, 2022, we incurred net losses of $344.1 million. We had an accumulated deficit as of September 30, 2022 of $1.8 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

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

We expect our cash and cash equivalents, marketable securities and investment in equity securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues and the effects of the ongoing COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with the continuing COVID-19 pandemic and inflationary pressures, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Initial public offering and at-the-market share issuances

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

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We have not issued any shares or received any proceeds from this offering through September 30, 2022.

Debt

As of September 30, 2022, we have borrowings under the 2029 Notes, the 2027 Notes and the Amended Loan Agreement, which are discussed below.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(326,251)	$(364,039)	$37,788
Net cash provided by (used in) investing activities	435,182	(222,626)	657,808
Net cash (used in) provided by financing activities	(19,511)	411,065	(430,576)
Net increase (decrease) in cash, cash equivalents and restricted cash	$89,420	$(175,600)	$265,020

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $326.3 million for the nine months ended September 30, 2022, consisting primarily of our net loss of $344.1 million, adjusted for non-cash items including a $110.0 million gain from sale of our PRV (excluding transaction costs), $69.8 million in stock-based compensation expense, $13.0 million in net loss from certain investments in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on the sale of assets in connection with the Origin-Sentynl APA, as well as $16.3 million net cash inflow related to changes in operating assets and liabilities. The $16.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $17.0 million in deferred revenue arising from the Navire-BMS License Agreement, an increase of $3.8 million in other accrued and other long-term liabilities primarily due to build-up of accrued interests on our borrowings and a decrease in other assets of $10.1 million, partially offset by a decrease of $9.1 million in accrued compensation and benefits mainly due to timing of payments.

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

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $435.2 million for the nine months ended September 30, 2022, consisting primarily of $452.8 million in maturities of marketable securities, $110.0 million in proceeds from the sale of our PRV, $10.0 million in proceeds under the Origin-Sentynl APA, and $28.8 million in proceeds from the sale of equity securities, partially offset by purchases of marketable securities of $134.6 million and purchases of investment in equity securities of $26.3 million.

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

Net Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $19.5 million for the nine months ended September 30, 2022, consisting primarily of $20.5 million in mandatory prepayment of our term loan.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC, except for certain updates to our accounting policy on revenue recognition as discussed in Note 2 in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we held cash, cash equivalents and marketable securities of $558.3 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of September 30, 2022, we had no outstanding debt subject to variable interest rates. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $438.4 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investment in equity securities. As of September 30, 2022, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $33.7 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and could adversely affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The global economic conditions created by the conflict between Russia and Ukraine could adversely affect our business, financial condition, stock price and results of operations.

In February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. Although the conflict has had little direct impact on our business to date, the uncertainty and ripple effects created by this conflict may have unknown indirect impacts. As a result of the invasion, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict, or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, retaliatory cyber-attacks, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. The potential effects of the conflict include but are not limited to changes in laws and regulations affecting our business, fluctuations in foreign currency markets, potential supply chain disruptions, and increased market volatility and uncertainty that could have an adverse impact on macroeconomic factors that affect our business and operations.

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
•
reports of adverse events or other negative results in clinical trials of third parties’ product candidates that target our products’ or product candidates’ target indications;
•
inability for us to obtain additional funding, or to service our existing debt obligations, on reasonable terms or at all;
•
any delay in filing an IND, biologics license application or new drug application for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, biologics license application or new drug application;
•
failure to develop successfully and commercialize our products and product candidates;
•
announcements we make regarding our current product products and product candidates, acquisition of potential new product candidates and companies and/or in-licensing;
•
the termination of, or any other failure to maintain our existing license arrangements or enter into new licensing and collaboration agreements;
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
•
trading volume of our common stock;
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine;
•
general economic and market conditions, including inflationary pressures and stock market volatility; and
•
continued increases in interest rates that increase the cost of any potential new indebtedness.

In addition, companies trading in the stock market in general, and Nasdaq, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the COVID-19 pandemic, and the ongoing conflict in Ukraine, and global economic conditions on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have in the past been, and could be subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations

From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. For example, we may, from time to time, face or initiate claims related to intellectual property matters, employment matters, or commercial disputes. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, retain or expand our current levels of personnel, improve our existing products, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
continue the research and development or our existing product candidates and develop or enhance our technological infrastructure;
•
pursue acquisitions, in-licenses or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity, debt or other financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, recent increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

BridgeBio Pharma, Inc.

Date: November 3, 2022	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)