Form 10-K
period 2022-12-31
BridgeBio Pharma, Inc.
filed 2023-02-23
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-38959

BridgeBio Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	84-1850815 (I.R.S. Employer Identification No.)
3160 Porter Drive, Suite 250, Palo Alto, CA (Address of principal executive offices)	94304 (Zip Code)

Registrant’s telephone number, including area code: (650) 391-9740

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BBIO	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2022 was approximately $976.8 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 16, 2023, there were 151,373,044 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2022 Form 10‑K Annual Report

In this Annual Report on Form 10-K, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing Phase 3 clinical trial of acoramidis, our ongoing Phase 2 and planned Phase 3 clinical trials of low-dose infigratinib, our ongoing Phase 2 and planned Phase 3 clinical trials of BBP-418, our ongoing Phase 1/2 clinical trial of BBP-631 and our ongoing Phase 2b and Phase 3 clinical trials of encaleret, as well as the potential indications for each;
•
our ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions, including our KRAS inhibitor portfolio;
•
our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•
the timing of our submissions to the U.S. Food and Drug Administration, or FDA, and any review or comments on data that we will need to generate to file our Investigational New Drug applications, or INDs, including pending or new clinical hold notices;
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
•
the pricing and reimbursement of our product candidates, if approved;
•
the size and growth potential of the markets for our product candidates, including acoramidis, low-dose infigratinib, BBP-418, BBP-631, encaleret, any KRAS inhibitor candidates, and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve and our acceptance by those markets;
•
our ability to identify and advance through clinical development any additional product candidates, including in our KRAS inhibitor portfolio for the treatment of KRAS-driven cancers;
•
the commercialization of our current product candidates, if approved, and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;

•
the implementation and effects of the restructuring initiative that we commenced in January 2022 and any future restructuring plans that we may pursue;
•
the impacts of the ongoing COVID-19 pandemic and macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine on the global economy and supply chain and inflationary pressures;
•
our ability to retain and recruit key scientific or management personnel;
•
the success of competing therapies that are or may become available;
•
our ability to obtain and maintain adequate intellectual property rights for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our estimates of our expenses, ongoing losses, capital requirements and our use of cash resources, and our needs for or ability to pay for debt interests and obtain additional financing to complete the clinical trials of any of our product candidates;
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
•
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may not be predictive of future clinical trial results and may change as more data become available, as additional analyses are conducted, or as audit and verification procedures are performed on such preliminary data.
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
•
Even if we obtain regulatory approval for any of our current product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant expense to maintain compliance with such obligations or as a result of any penalties to which we may become subject for any failure to comply with such obligations.
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
•
We will need substantial additional financing to develop and, if approved, commercialize our product candidates and implement our operating plans. If we fail to obtain additional financing, when needed on acceptable terms, or at all, we may be forced to delay, reduce or terminate our research and development programs, future commercialization efforts or other operations.
•
We rely and will continue to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and for the manufacture of our product candidates for preclinical studies and clinical trials and, if approved, any products that we determine to commercialize. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors, the loss of which could result in the loss of intellectual property and other protection, and would harm our business.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, low-dose infigratinib, BBP-418, BBP-631 encaleret, and our KRAS inhibitor portfolio, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our potential product candidates may be impaired.
•
If any of our current product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
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
•
Unfavorable global economic conditions, including market volatility, inflationary pressures, acts of war and civil and political unrest, could have a negative impact on our stock price, increase our operating expenses and impair our ability to raise additional capital on acceptable terms, or at all.

v

PART I

ITEM 1. BUSINESS

Overview

BridgeBio Pharma, Inc. is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 15 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration. We work across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

We believe we have developed a world-class product platform that supports the continued growth of our Company and the advancement of our pipeline.

Our Pipeline

Our pipeline could deliver up to eight potential Phase 3 readouts over the next five years, of which we expect acoramidis, low-dose infigraitinib, encaleret, BBP-418 and BBP-631 to be in markets of one billion dollars or more. The following table summarizes our development programs, their estimated patient populations, their therapeutic modalities and their development status:

Of our investigational programs, we believe the following have the greatest potential to drive significant near-term value for our Company due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication:

•
Acoramidis (also known as AG10), a small molecule stabilizer of transthyretin, or TTR, that is in an ongoing Phase 3 clinical trial for the treatment of TTR amyloid cardiomyopathy, or ATTR-CM.
•
Low-dose infigratinib, a small molecule selective FGFR1-3 inhibitor that is in an ongoing Phase 2 clinical trial for the treatment of children with achondroplasia.
•
Encaleret, a small molecule antagonist of the calcium sensing receptor, or CaSR, that is in ongoing Phase 2b and Phase 3 pivotal clinical trials for Autosomal Dominant Hypocalcemia Type 1, or ADH1.
•
BBP-418, an orally administered substrate replacement product candidate that has delivered positive interim data from an ongoing Phase 2 clinical trial for the treatment of Limb-Girdle Muscular Dystrophy type 2I, or LGMD2I, with a Phase 3 clinical trial planned to start in 2023.
•
BBP-631, an AAV5 gene transfer product candidate that is in an ongoing Phase 1/2 clinical trial for the treatment of congenital adrenal hyperplasia, or CAH, driven by 21-hydroxylase deficiency, or 21OHD.
•
KRAS inhibitor portfolio for the treatment of KRAS-driven cancers, including:
▪
BBO-8520, a next-generation KRAS G12C dual GTP/GDP inhibitor, which has shown greater potency in preclinical KRAS models than first-generation KRAS G12C GDP-only inhibitors and which we plan to enter into the clinic in 2023;
▪
a novel PI3Kα:RAS breaker molecule, which we intend to move into IND-enabling studies in 2023; and
▪
a preclinical pan-KRAS inhibitor program in lead optimization.

Acoramidis (Eidos): TTR Amyloidosis

Summary

We are developing acoramidis, also known as AG10, an oral small molecule TTR stabilizer, for the treatment of TTR amyloidosis, or ATTR. A Phase 3 clinical trial in 632 patients with ATTR cardiomyopathy, or ATTR-CM, known as the ATTRibute-CM study, is currently ongoing. We anticipate reporting top-line 30-month outcomes data from Part B of the ATTRibute-CM study in mid-2023. We continue to believe acoramidis has the potential to demonstrate benefit on the 30-month hierarchical composite primary endpoint, which includes all-cause mortality and cardiovascular-related hospitalizations.

On December 27, 2021, we reported that ATTRibute-CM did not meet its Part A primary endpoint of change for baseline in six-minute walk distance at Month 12. We observed improvements in acoramidis-treated participants relative to placebo-treated participants at Month 12 on key secondary and exploratory endpoints including on N-terminal pro BNP, or NT-proBNP, a cardiac biomarker, and serum TTR concentration, a measure of TTR stabilization and the Kansas City Cardiomyopathy Questionnaire Overall Score, or KCCQ-OS, a quality-of-life measurement.

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases as a result of heightened disease awareness and the increased adoption of non-invasive diagnostic techniques. The number of estimated diagnosed ATTR-CM patients in the United States has grown from fewer than 5,000 in 2019 to more than 30,000 in 2021. As such, if acoramidis is approved, we believe that there could be a significant population of newly diagnosed patients who have not previously been treated with a disease-modifying therapy and could be treated with acoramidis. If approved, we believe that acoramidis could have meaningful commercial potential. Further, we believe that acoramidis, if approved, has the potential to be a best-in-class stabilizer for the treatment of ATTR.

Disease Overview

ATTR is a disease caused by destabilization of TTR tetramers resulting in progressive amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of essential hormones and vitamins. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates, and assembles into fibrils that are deposited, predominantly in the heart and nervous system, driving disease pathophysiology.

Cardiomyopathic ATTR is commonly categorized by its genotypic cause with wild-type ATTR cardiomyopathy, or ATTRwt-CM, which results from an age-related process, and variant ATTR cardiomyopathy, or ATTRv-CM. Both forms of the disease are progressive and fatal. ATTRwt-CM and ATTRv-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of two to five years from diagnosis if untreated. Progression of both forms of the disease can cause significant disability, impact productivity and quality of life, and create a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRv-CM patients may experience recurrent hospitalizations and repeated interventions.

The worldwide estimated prevalence of ATTRwt-CM and ATTRv-CM is greater than 400,000 and 40,000, respectively. We believe that cardiomyopathic ATTR is significantly underdiagnosed today. For example, recent literature has suggested that between 10% to 13% of patients diagnosed with heart failure with preserved ejection fraction may have undiagnosed ATTR-CM. The heart failure with preserved ejection fraction segment represents approximately half of the 6.0 million to 7.0 million estimated people with heart failure in the United States. With the increasing availability of disease-modifying therapeutics, disease awareness is heightened.

We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labelled radiotracers paired with single-photon emission computerized tomography, or SPECT, CT imaging is a highly accurate, non-invasive, and cost-effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique are allowing for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.

Design Criteria

Acoramidis is a clinical-stage, orally administered, small molecule TTR stabilizer being developed to treat ATTR at its source. We designed acoramidis to meet two primary criteria – to preserve circulating native TTR and to reduce amyloid deposition by minimizing toxic TTR monomer formation.

TTR is a protein which has been highly conserved throughout evolution, and which is abundant in the plasma with relatively rapid turnover requiring sustained metabolic energy expenditure. Thus, we seek to achieve maximal stabilization of the TTR tetramer rather than elimination.

Acoramidis has been shown in preclinical studies and clinical trials to prevent the dissociation of tetrameric TTR into monomers, and in preclinical studies, to reduce the rate of amyloid fibril formation. In addition, it has been shown to lead to increased circulating levels of tetrameric TTR. Acoramidis has been designed to bind TTR in a way that causes TTR’s conformational structure to mimic that of the well-characterized T119M variant, a naturally occurring rescue mutation that super stabilizes the TTR tetramer. The T119M variant has been observed to prevent the dissociation of TTR tetramers into monomers; T119M tetramers dissociate 40-fold more slowly than wild-type tetramers in biochemical assays. Known as a trans-allelic trans-suppressor, individuals who coinherit the T119M rescue mutation along with a TTR-destabilizing mutation are protected against the development of ATTR.

In third-party clinical trials of tafamidis, another orally administered, small molecule TTR stabilizer, interventional approaches that increased TTR stabilization led to improved outcomes in this disease, as measured by all-cause mortality and cardiovascular-related hospitalizations, and were correlated with increases in serum TTR. Further, based on genetic data, there is a correlation between the level of TTR stabilization, serum TTR levels and disease severity. As a result, we believe that serum TTR is a predictive biomarker for disease prognosis and that there may be a relationship between more effective TTR stabilization, serum TTR levels and improved clinical outcomes. Based on results from comparative nonclinical studies, we believe that acoramidis has the potential to stabilize TTR to a greater extent than other TTR stabilizers.

Clinical Data

Phase 2 Data

In November 2018, we announced Phase 2 data for acoramidis in symptomatic patients with ATTR-CM. The randomized, placebo-controlled, dose-ranging clinical trial included 49 patients with symptomatic ATTR-CM, of which 14 had ATTR-CM. Eligible patients were randomized in a 1:1:1 ratio to placebo or 400 milligrams or mg, or 800 mg of acoramidis twice daily over 28 days. Overall, acoramidis was well-tolerated in symptomatic ATTR-CM subjects with no safety signals of potential clinical concern attributed to study drug. Acoramidis significantly raised serum TTR concentrations (p < 0.0001) by 50% and 36% in subjects administered 800 mg twice daily and 400 twice daily, respectively, at day 28. Normalized serum TTR levels were observed in all actively treated subjects at day 28.

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

In April 2022, we presented updated results from our Phase 2 OLE, demonstrating continued long-term tolerability of acoramidis and stabilization of ATTR-CM disease measures. With a median of 38 months of continuous treatment, acoramidis was generally well-tolerated in the OLE and no safety signals of potential clinical concern were attributed to study drug.

Phase 3 Data

In February 2019, we initiated ATTRibute-CM, a global Phase 3 randomized, placebo-controlled clinical trial of acoramidis in ATTR-CM. ATTRibute-CM enrolled 632 subjects with symptomatic ATTR-CM, associated with either wild-type or variant TTR and New York Heart Association, or NYHA, Class I-III symptoms. Subjects were randomized 2:1 between treatment (acoramidis 800 mg) and placebo twice daily in a two-part trial. In Part A, change in 6MWD at 12 months was compared between treatment and placebo groups as a potential registrational endpoint. In Part B, the hierarchical composite primary endpoint including all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups at 30 months. Secondary endpoints include quality of life as assessed by the KCCQ-OS, safety parameters, serum TTR levels, a measure of TTR stabilization, and NT-proBNP levels, a cardiac biomarker. In Part B, concomitant use of tafamidis is allowed. A schematic of the trial is shown below:

On December 27, 2021, we reported topline data from Part A of the ATTRibute-CM trial which did not meet its primary endpoint of change from baseline in 6MWD (p = 0.76). Mean observed 6MWD decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively. Decline observed in both arms of ATTRibute-CM was similar to expected functional decline in healthy elderly adults at 12 months. We observed improvements in acoramidis-treated participants relative to placebo-treated participants at Month 12 on secondary and exploratory endpoints including NT-proBNP, serum TTR concentration and KCCQ-OS.

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

We continue to believe acoramidis has the potential to demonstrate benefit on the 30-month hierarchical composite primary endpoint, which includes all-cause mortality and cardiovascular-related hospitalizations. We anticipate reporting top-line 30-month results from Part B of the ATTRibute-CM trial in mid-2023.

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

Low-dose Infigratinib: Achondroplasia

Summary

We are developing low-dose infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, or TKI, as a treatment option for children with achondroplasia. We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia and PROPEL 2, a Phase 2 dose-escalation and expansion study of low-dose infigratinib in children with achondroplasia. In July 2022, we reported initial data showing an increase from baseline in annualized growth velocity of +1.52 cm per year in children with achondroplasia ages 5 or older in PROPEL2’s fourth dose escalation cohort (0.125 mg/kg once a day). We have enrolled a fifth dose (0.25 mg/kg once a day) escalation cohort and anticipate sharing preliminary early results in the first quarter of 2023.

Market Opportunity

We believe that achondroplasia and other FGFR-driven skeletal dysplasias represent a potentially over five billion dollar total global market opportunity. The achondroplasia market alone has grown steadily since the end of 2021, driven by a newly available therapy driving children to seek treatment, as well as growing awareness of the new treatment among pediatric endocrinologists. We believe that low-dose infigratinib, if approved, would have meaningful commercial potential to demonstrate best-in-class efficacy as well as a differentiated oral route of administration preferred by many patients.

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

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, there is only one medicine approved for marketing by the FDA, European Medicines Agency, or the EMA, and the Pharmaceuticals and Medical Devices Agency, or PMDA, for the treatment of achondroplasia: Voxzogo (vosoritide), a C-type natriuretic peptide, or CNP, analog which activates the MAPK pathway but not the STAT1 pathway.

Design Criteria

We are developing low-dose infigratinib based upon two key design principles – we seek to target achondroplasia at its source (FGFR3 gain-of-function mutations) in order to maximize clinical activity against all manifestations of the condition, not just height; and we seek to provide a tolerable oral treatment option in order to provide a reduced burden of treatment versus injection for children and their families. We believe low-dose infigratinib is the only investigational therapy in development that incorporates both of these design principles.

Low-dose infigratinib is designed to directly target FGFR3 gain-of-function mutations which are the drivers behind the pathophysiology of achondroplasia. As an FGFR1-3 inhibitor, we believe that low-dose infigratinib has the potential to decrease pathologic signaling downstream of FGFR3 and treat achondroplasia at its source. Unlike potentially competitive CNP mimetic approaches, which only inhibit MAPK signaling, our approach is aimed at also inhibiting STAT1 signaling.

Low-dose infigratinib is also designed for an oral route of administration. Blinded market research indicates that oral administration is the preferred route of administration amongst healthcare providers who treat children with achondroplasia.

In the four dosing cohorts completed in our Phase 2 dose escalation trial as well as in the fifth dosing cohort as of February 9, 2023, low-dose infigratinib has been generally well-tolerated with no serious adverse events reported. As of February 9, 2023, there have been no discontinuations due to adverse events, no dose-dependent phosphate elevation, and no ocular adverse events.

Preclinical Data

Low-dose infigratinib has been studied preclinically in a mouse model of achondroplasia that recapitulates anomalies of the growth plates, vertebrae, and intervertebral discs. Investigators observed that low-dose infigratinib rescued ex vivo bone growth of mutant mouse embryo femurs after six days of treatment. Further, 15 days of treatment showed in vivo bone growth, which mimics human achondroplasia in many respects. Effects on both appendicular and axial skeletal parameters were observed in this study.

Below are figures demonstrating the extent of femur growth and intervertebral disc width rescue in wild-type, untreated model, and low-dose infigratinib treated (2 mg/kg) model mice:

In vivo bone growth was further demonstrated at lower doses (0.2 mg/kg and 0.5 mg/kg) by the same laboratory. Together, preclinical studies at all doses have demonstrated meaningful increases in skeletal growth parameters between treated and untreated mutant mice, as follows:

Increase in length compared to non-treated mouse (%)

Notably, treatment with low-dose infigratinib did not modify the expression of FGFR1 in the hypertrophic zone of the growth plate. The effects seen were mainly due to FGFR3 inhibition, with no other gross side effects being observed in these preclinical studies. Furthermore, survival was improved after 15 days in low-dose infigratinib treated mice, regardless of dose, as compared to untreated mice.

Clinical Development Plan

We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia. The study will establish annualized growth velocity, or AGV, for each child for a minimum period of six months. PROPEL is designed to provide baseline measurements for children that we anticipate enrolling in either PROPEL 2, an ongoing Phase 2 study of low-dose infigratinib, or in an anticipated Phase 3 trial to follow.

PROPEL 2 is designed as an open-label, dose-escalation and expansion trial in children with achondroplasia prior to growth plate closure. The primary objective of this study is to assess safety and tolerability in children with achondroplasia. Secondary objectives will include PK analyses, change in growth velocity, and assessment of quality of life.

In July 2022, we reported initial data showing an increase from baseline in annualized growth velocity of +1.52 cm per year in children with achondroplasia ages 5 or older in PROPEL2’s fourth dose escalation cohort. We have enrolled a fifth dose escalation cohort and anticipate sharing preliminary early results in the first quarter of 2023.

We anticipate initiating a Phase 3 pivotal trial for low-dose infigratinib in achondroplasia in 2023, following feedback from the FDA.

Key Competitors

Low-dose infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in development for the treatment of achondroplasia. There are three other identified companies developing compounds for the treatment of achondroplasia using alternative mechanistic approaches: Ascendis Pharma A/S (TransCon CNP), Sanofi S.A. (SAR442501), and Ribomic (RBM-007). In addition, BioMarin Pharmaceutical Inc. has developed Voxzogo (vosoritide), a CNP analog, for the treatment of achondroplasia.

Encaleret: Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Summary

Encaleret is an oral small molecule antagonist of the calcium sensing receptor, or CaSR, that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1, or ADH1. We are currently studying encaleret in ongoing Phase 2b and Phase 3 clinical trials as a potential treatment for patients with ADH1. We reported results from the Phase 2b study in 2022. In 13 participants in the Phase 2b trial, treatment with encaleret resulted in rapid and sustained restoration of normal mineral homeostasis, with mean values of blood calcium, urinary calcium, and blood parathyroid hormone, or PTH within the normal range by day 5 of therapy and sustained at 24 weeks, and was well-tolerated without any reported serious adverse events. Encaleret has been granted orphan drug and fast track designations by the FDA for the treatment of autosomal dominant hypocalcemia. Encaleret has also been granted orphan designation by the European Commission as a treatment for hypoparathyroidism, inclusive of ADH1.

Market Opportunity

We believe that ADH1 is a market with significant commercial potential. ADH1 is caused by gain-of-function variants of the CASR gene, and independent studies of general population genetic datasets estimate that there are 25,000 carriers of ADH1-causative variants in the EU and US. If approved, encaleret could be the first target-directed therapy indicated for ADH1.

Design Criteria

Encaleret is an investigational, orally administered, small molecule antagonist of the CaSR. It has been studied in more than 1,200 human subjects in its prior development and was observed to increase serum calcium in a dose-dependent manner. The rationale for developing encaleret as a potential treatment for patients with ADH1 is based on both non-clinical and clinical evidence. Antagonists of the CaSR have been shown in vitro to shift the aberrant CaSR “set-point” back towards a normal IC50 for calcium and in vivo to increase PTH secretion, elevate blood calcium concentrations, and reduce urinary calcium excretion. By selectively antagonizing the CaSR, encaleret may restore normal CaSR function in individuals with ADH1 and may address symptoms associated with hypocalcemia and hypercalciuria

Clinical Data

On June 13, 2022, we reported positive data from our Phase 2b clinical trial of encaleret in patients with ADH1. Thirteen adults with ADH1 caused by nine unique CASR variants participated in the three-period, Phase 2b, open-label, dose-ranging clinical trial. Oral calcium and activated vitamin D supplements were discontinued prior to encaleret initiation. Periods 1 and 2 each evaluated encaleret over the course of five inpatient days and Period 3 included a 24-week outpatient evaluation. Based on 24-week outpatient data, we observed:

•
Mean values of blood calcium, urinary calcium, and blood parathyroid hormone, key biochemical parameters of mineral homeostasis, were normalized by Period 2, Day 5 and were sustained through Period 3, Week 24 of the trial.
•
At Week 24 of encaleret treatment, 92% (12/13) of participants had achieved normal trough blood calcium levels in the absence of extra-dietary calcium supplements and active vitamin D, and 77% (10/13) of participants had normal urinary calcium excretion.
•
Encaleret was well-tolerated with no serious adverse events reported; there were no treatment discontinuations or study withdrawals.

The participants who completed Period 3 of the study were eligible to continue in an open-label extension of up to 25 months.

We also announced the initiation of our Phase 3 registrational trial of encaleret in ADH1 in 2022.

Encaleret Phase 3 registrational study design

CALIBRATE

CLTX-305-302: global, multi-center, randomized, open-label, two-arm study

Screening and SOC Optimization Period
• Age ≥ 16 years of age
• Documented pathogenic variant, or variant of uncertain significance, of the *CASR* gene associated with biochemical findings related to hypoparathyroidism
SoC Maintenance (N ~ 60)
Randomization 2:1
2-14 days
Encaleret Titration Period
SoC Adjustment Period
Encaleret Maintenance Period
SoC Maintenance Period
Long-Term Extension
Outpatient Dosing Encaleret Weeks 29-208
Period 1
Weeks 1-4
Period 2
Weeks 5-24
Period 3
Weeks 25-28

Primary Composite Endpoint:

- Proportion of participants achieving:
  - Blood Ca within the target range **AND**
  - 24-hour urine Ca within the reference range

Select Secondary Endpoints:

- Blood iPTH, 1,25-$(OH)_2$ Vitamin D, magnesium, and phosphate
- Urine magnesium and phosphate
- Bone turnover markers
- Renal ultrasound and renal function
- ER/urgent care visits and/or hospitalizations
- Quality of life (SF-36)

SoC = standard of care; a combination of oral activated Vitamin D and/or calcium supplements. CASR = calcium sensing receptor gene. Ca = calcium. iPTH = intact parathyroid hormone.

Key Competitors

We believe encaleret is the only molecule that has been publicly disclosed to be in development specifically for the treatment of ADH1. There are other identified companies developing compounds for the treatment of hypoparathyroidism using recombinant parathyroid hormone analogs or PTH receptor agonists: Ascendis Pharma A/S (TransCon PTH), Amolyt Pharma (AZP-3601), EnteraBio Ltd. (EB612), and Extend Biosciences Inc. (EXT607).

BBP-418: Limb Girdle Muscular Dystrophy Type 2I

BBP-418 is an investigational, orally administered, small molecule substrate replacement therapy that we are developing for the treatment of LGMD2I, also known as LGMDR9. We are currently studying BBP-418 in an ongoing open-label dose-ascending Phase 2 clinical trial in patients with LGMD2I. We reported top-line data in October 2022. We anticipate initiating a global Phase 3 clinical trial in 2023.

Disease Overview

LGMD2I is an inherited neuromuscular disorder characterized by lower-limb weakness and loss of ambulation, and possible pulmonary and cardiac dysfunction. BBP-418 has a potentially-addressable population of 7,000, including both LGMD2I and other potentially-addressable dystroglycanopathies, in the United States and Europe. Currently, there is no disease-modifying treatment available. Standard of care is supportive care to alleviate end organ dysfunction.

Design Criteria

The rationale for developing BBP-418 as a potential treatment for LGMD2I is based on our understanding of the disease mechanism. In healthy tissue, properly functioning Fukutin-Related Protein, or FKRP, glycosylates alpha-dystroglycan, or αDG. This glycosylation helps to stabilize muscle cells by binding extracellular ligands. In LGMD2I, mutated FKRP does not function properly and results in dysfunctional, hypo-glycosylated αDG in muscle cells, limiting αDG’s ability to function as a “shock absorber” for muscle fibers and increasing cellular susceptibility to damage.

BBP-418 is designed to target the disease mechanism of LGMD2I by supplying supra-physiological levels of BBP-418 upstream to drive residual activity of the mutant FKRP enzyme and potentially increase αDG glycosylation levels.

Clinical Data

On October 14, 2022, we shared positive interim data from the ongoing Phase 2 clinical trial of BBP-418 in patients with LGMD2I at the 27th International Hybrid Annual Congress of the World Muscle Society. The open-label, dose-ascending Phase 2 trial enrolled 14 participants, including both ambulatory and non-ambulatory patients with LGMD2I, across three cohorts. As of August 16, 2022, based on the data after 12 months of treatment, we observed:

•
Increased glycosylation αDG in all dose cohorts, with an average increase in αDG ratio of +0.21 at day 90.
•
Greater than 75% reduction in creatine kinase, a key marker of muscle breakdown, sustained over 12 months.
•
Improvements from baseline in the north star assessment for dysferlinopathy (0.95) and 10-meter walk test (10MWT) velocity (0.09 m/s) at 12 months.
•
No treatment-related serious adverse events or dose limiting toxicities reported with 12 months of treatment.

Clinical Development Plan

Our Phase 2 clinical trial investigating BBP-418 in LGMD2I is ongoing. Following the release of top-line data from our Phase 2 trial, we have engaged with regulatory authorities to align on a Phase 3 trial design and intend to initiate a Phase 3 clinical trial in 2023.

Key Competitors

We believe BBP-418 is the only clinical-stage oral therapy disclosed to be in clinical development for potentially disease-modifying treatment of LGMD2I. There are no other oral therapies publicly known to be in development. There are two other identified companies developing gene therapies for the treatment of LGMD2I: Asklepios Biopharmaceutical, Inc. (LION-101) and Atamayo Therapeutics (ATA-001-FKRP/ATA-100).

BBP-631: Congenital Adrenal Hyperplasia

Summary

We are developing BBP-631, a AAV gene transfer product candidate, for the treatment of CAH, caused by 21OHD. BBP-631 was granted fast track designation from the FDA for the treatment of congenital adrenal hyperplasia 21-hydroxylase deficiency in 2021. As of February 22, 2023, four patients have been treated at the first two dose levels (1.5e13 vg/kg and 3e13 vg/kg). We plan to provide an update from patients treated at the third dose level (6e13 vg/kg) by the end of 2023.

Market Opportunity

We believe that CAH due to 21-hydroxylase, or 21OH, deficiency has one of the five largest patient populations that may be amenable to gene therapy, and is therefore a significant commercial opportunity. Over 75,000 people are estimated to be in the addressable CAH population across the US and EU; furthermore, the unmet need is significant given the side effects associated with the present standard of care treatments.

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

Design Criteria

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

We have completed two sets of NHP studies designed to evaluate durability of expression, dosing/transgene expression relationships and preliminary safety. In the first set of experiments, which evaluated a lower dose of 3x1012 vector genomes per kilogram, we observed sustained increases in Cyp21 mRNA levels up to six months out. We did not observe rapid decreases in vector genome counts and mRNA levels due to adrenal cell turnover between 1.5 and six months, providing preliminary support for sustained transgene expression.

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

KRAS-Driven Cancers

Our KRAS inhibitor portfolio is focused on approaches to inhibit oncogenic RAS signaling through novel selective mechanisms for the treatment of KRAS-driven cancers. It is comprised of three main efforts:

•
KRAS G12C dual inhibitor
▪
BBO-8520 is the first-known, investigational small molecule to directly bind and inhibit KRAS G12C in both its active (guanosine triphosphate, or GTP, bound) and inactive (guanosine diphosphate, or GDP, bound) conformations. In binding the active state, BBO-8520 is designed to disrupt effector protein binding and downstream oncogenic signaling. As of the date of this Annual Report on Form 10-K, we are not aware of a clinical-stage KRAS G12C inhibitor that directly binds the switch II pocket and inhibits the active and oncogenic GTP-bound form of the protein. In addition to its novel dual reactivity, BBO-8520 is designed to have a significantly higher potency than first-generation KRAS G12C GDP-only inhibitors. We have shown this molecule to be active in vitro against several resistant mutants that have evolved in response to GDP-inhibitor treatment. In vivo, BBO-8520 showed differentiated activity in some PDX models and led to tumor regression. We believe this could lead to differentiated activity in cancer patients with KRAS G12C driven cancer. We plan to enter the clinic with BB-8520 dual inhibitor in 2023.
•
PI3Kα:RAS breaker
▪
We are also pursuing PI3Kα:RAS breakers, investigational small molecules that are designed to block RAS driven PI3Kα activation. Currently, the only approved PI3Kα inhibitor blocks both aberrant and normal kinase activity from the protein, which results in hyperglycemia and insulin-driven resistance. Through novel protein-protein interaction inhibition, breaker molecules have the potential to deliver tumor selectivity that spares normal glucose metabolism by interfering with oncogenic signaling. In addition to treating patients currently served by PI3Kα inhibitors, we expect this novel approach to potentially have broad utility for many other patients with oncogene-driven tumors (including HER2/HER3 dependency, RAS mutant tumors, PI3Kα mutant tumors, and tumors driven by RTK activation of RAS signaling) as both a monotherapy and in combination with other agents. We anticipate development candidate selection will take place in 2023 with IND filing in 2024.
•
Pan-KRAS inhibitor
▪
Our pan-KRAS program is designed to target multiple KRAS mutants, including KRAS G12D and KRASG12V, which are present in a large percentage of colorectal, pancreatic and non-small cell lung cancer tumors. We have achieved in vivo target engagement and have identified lead candidates with promising oral bioavailability. Development candidate selection is planned for 2023.

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

BBP-398: Targeting Multiple Oncology Indications

BBP-398 is a small molecule inhibitor of SHP2 being developed as a potential treatment of cancers driven by hyperactive receptor tyrosine kinase, or RTK, or MAPK signaling. We entered into a co-development agreement with Bristol-Myers-Squibb or BMS, in July 2021 for the development of BBP-398 in combination with nivolumab, a PD-1 inhibitor, and we entered into an exclusive license agreement with BMS in May 2022 under which Navire granted BMS exclusive rights to develop and commercialize BBP-398 in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Singapore and South Korea (Asia Region).

We are currently enrolling patients in three separate Phase 1 trials (NAV-1001, NAV-1003, and NAV-1004), which we are responsible for completing per the terms of the license agreement with BMS and the clinical trial collaboration and supply agreement with Amgen Inc., entered into in January 2022, regarding the conduct of combination trials with Amgen’s KRAS G12C inhibitor (sotarasib).

NAV-1001 is an ongoing monotherapy dose escalation and expansion clinical trial in patients with RAS and RTK mutations.

In 2022, we initiated NAV-1003 and NAV-1004, combination trials with BBP-398 and KRAS G12C inhibitor (sotorasib; Amgen) and PD-1 (nivolumab; BMS) inhibitors, respectively.

Additionally, LianBio is now enrolling patients in a Phase 1 monotherapy dose escalation trial in the Asian Region per our Exclusive License Agreement that we entered into in August 2020. A Phase 1 clinical trial studying BBP-398 and an EGFR inhibitor (osimertinib) will be run in China by LianBio, and is expected to initiate in 2023.

BBP-671: PKAN and Organic Acidemias

BBP-671 is an oral, small molecule, allosteric activator of pantothenate kinases that we are developing for the treatment of Pantothenate Kinase Associated Neurodegeneration, or PKAN, and Organic Acidemias, or OAs. BBP-671 is currently in Phase 1 development. The healthy volunteer portion of the Phase 1 clinical trial has been completed, demonstrating initial safety and tolerability, target engagement, and suitable PK for BBP-671. The OA cohort of the Phase 1 clinical trial is now enrolling. BBP-671 has received orphan drug designation as a treatment of propionic acidemia, or PA, and as a treatment of PKAN in the United States and the European Union. BBP-671 was also designated as a drug for a rare pediatric disease for treatment of both PKAN and PA.

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

BBP-812: Canavan Disease

BBP-812 is an AAV gene therapy product candidate that we are developing for the treatment of Canavan Disease. BBP-812 was granted fast track designation from the FDA for the treatment of Canavan Disease in 2021 and our Phase 1/2 clinical trial of BBP-812 for the treatment of Canavan disease is ongoing. We presented preliminary biomarker data from three patients at our low dose (1.32e13 vg/kg) on October 13, 2022, and expect to dose the first patient at our high dose (3e14 vg/kg) by the end of 2023.

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

Additional Program-Related Information

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of our product candidates. Aside from a manufacturing agreement that we entered into in December 2019 through one of our subsidiaries, that was terminated by mutual agreement in May 2022, we have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Several of our development candidates have or are in the near term expected to have redundant and overlapping drug substance and drug product supply chains.

Sales and Marketing

We intend to build a commercial infrastructure in the United States and selected other territories to support the commercialization of our current product candidates when we believe a regulatory approval in a particular territory is likely. Because most of our target indications are rare diseases with a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we currently believe that we can effectively address each market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. To date, we have received regulatory approval for two products that we previously developed, TRUSELTIQ (infigratinib) for the treatment of patients with previously-treated locally advanced or metastatic cholangiocarcinoma, or CCA harboring an FGFR2 fusion or rearrangement, and NULIBRY (fosdenopterin) for injection as the first therapy to reduce the risk of mortality in patients with MoCD Type A. Sentynl Therapeutics, Inc., or Sentynl, acquired global rights to NULIBRY in the first quarter of 2022 and is now responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. Following FDA approval of TRUSELTIQ (infigratinib) in May 2021, we were the principal selling party of this product in the United States. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., or collectively, Helsinn, and Helsinn became the principal selling party. Helsinn announced that it will stop supplying TRUSELTIQ by March 31, 2023. In December 2022, we entered into a mutual termination agreement with Helsinn concerning, among other things, steps to wind down the commercialization of infigratinib in oncology indications. (See Note 11 to our consolidated financial statements.)

We evaluate our commercialization strategy as we advance each product candidate through clinical development and to regulatory approval. In any core markets outside of the United States that we may identify, where appropriate, we may utilize strategic partners, distributors or contract sales forces to expand the commercial availability of our product candidates, if approved. We currently do not expect that we will require large pharmaceutical partners for the commercialization of any of our product candidates, if approved, although we may consider partnering in certain territories or indications or for other strategic purposes.

Programs Prioritized for Partnership

In January 2022, we committed to a restructuring initiative that included, among other components, the reprioritization of our development programs. As part of this restructuring initiative, we plan to advance several programs only through potentially new partnerships. Some of these investigational programs are identified below.

•
BBP-711, an oral, small molecule inhibitor of glycolate oxidase, for treatment of primary hyperoxaluria and patients who experience recurrent kidney stones;
•
BBP-589/PTR-01, an IV administered recombinant collagen type VII, or rC7, protein replacement therapy candidate, for the treatment of recessive dystrophic epidermolysis bullosa;
•
BBP-681, a transdermal P13K inhibitor, for treatment of cutaneous venous and lymphatic malformations;
•
BBP-561, a topical KLK5/7 inhibitor, for treatment of Netherton Syndrome;
•
BBP-472, a series of small molecule P13KB inhibitors, for treatment of children with autism spectrum disorders characterized by loss of the PTEN protein; and
•
BBP-818, a preclinical AAV gene therapy product candidate, for treatment of classic galactosemia.

In addition, we have a preclinical discovery program (BBP-954) for irreversible inhibitors of glutathione peroxidase 4, or GPX4, for the treatment of solid and hematological cancers. In December 2022, our co-development partner, Helsinn, terminated our partnership for this discovery program.

Intellectual Property

Overview

We strive to protect the proprietary technology that we believe is important to our business through a variety of methods, including seeking and maintaining patents and patent applications intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, our platform technologies and any other aspects of inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection and, in addition to filing and prosecuting patent applications in the United States, we may file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, Europe, China, Japan, and Mexico. We have entered into various license agreements to obtain the rights to use certain patents for the development and commercialization of our product candidates. See “Our Material Agreements.” We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

As of February 13, 2023, our intellectual property portfolio is composed of 135 issued patents and 81 patent applications that we license from academic and research institutions and other third parties, and 33 issued patents and 374 pending patent applications that we own or co-own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.

For our subsidiary, QED Therapeutics, Inc., we license rights from Novartis to two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of infigratinib. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030. The issued U.S. patents are expected to expire between 2028 and 2029, which takes into account patent term adjustments granted by the USPTO as well as a terminal disclaimer of one issued patent to another U.S. patent. Upon the initial approval of infigratinib, QED applied for 1,516 days of patent term extension, or PTE, for the U.S. patent covering the infigratinib compound; assuming grant of the PTE application, the term of this patent may be extended from August 25, 2029, to October 19, 2033.

We also license rights from Novartis to two issued U.S. patents, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to pharmaceutical formulations containing infigratinib. The issued patents and patent applications, if issued, are expected to expire in 2034. In addition, we license rights from Novartis to one issued U.S. patent, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia, that are directed to methods of treating hypophosphatemic disorders. The issued patents and patent applications, if issued, are expected to expire in 2033.

We also license rights from Inserm Transfert ESA and Assistance Publique-Hôpitaux de Paris to two issued U.S. patents and one pending U.S. patent application, and one granted patent in Europe, that are directed to methods of treating skeletal dysplasias, achondroplasia using infigratinib. The issued U.S. patents, granted patent in Europe, and the pending patent application, if issued, are expected to expire in 2032.

In addition, QED Therapeutics, Inc. owns three pending U.S. patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, and related pending foreign patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia, that are directed to methods of treating various cancers or skeletal disorders using infigratinib. If any patents issue from these patent applications, such patents would be expected to expire between 2040 and 2043.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to ten issued U.S. patents, two pending U.S. patent applications, one issued European patent, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to acoramidis. These patents are expected to expire in 2031 or 2033.

In addition, we own four issued U.S. patents, three pending U.S. patent applications, and 51 related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico, with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and formulations relating to acoramidis. The issued U.S. patents are expected to expire in 2038 or 2039. The pending U.S. and foreign patent applications, if issued, are also expected to expire in 2038 or 2039.

For our subsidiary Adrenas Therapeutics, Inc., we own one pending U.S. patent application, one pending PCT patent application, and six related foreign patent applications pending in various jurisdictions including Canada, China, Europe, Japan, and Korea with claims directed to recombinant AAV vectors relating to BBP-631 and dosing of the same. These patent applications, if issued, are expected to expire in 2039 or 2042.

Our subsidiary TheRas, Inc. co-owns with Leidos Biomedical Research, Inc., or Leidos, and Lawrence Livermore National Security, LLC, or Livermore, six pending U.S. patent applications, four pending PCT applications, and eight pending foreign applications with claims directed to modulators of K-RAS, which include claims to the modulators as composition of matter and their use in therapy, including the treatment of cancer. Any patents issuing from these applications are expected to expire between 2042 and 2044. In addition, TheRas co-owns with Leidos and Livermore one pending U.S. patent application, one pending PCT application, and two pending foreign applications with claims directed to compounds that may disrupt interactions between PI3Kα and small GTPases, which include claims to the compounds as composition of matter and their use in therapy, including the treatment of cancer. Any patents issuing from these applications are expected to expire in 2043.

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

License Agreement with the Board of Trustees of the Leland Stanford Junior University

In April 2016, through Eidos, we entered into an exclusive license agreement with Stanford for rights relating to novel transthyretin aggregation inhibitors. Under our agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights. This license grant expires when the last licensed patent expires. The patent rights exclusively licensed to us under the license are described in more detail above under the heading “Intellectual property— Eidos Therapeutics, Inc.”

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

Infigratinib: License Agreement with Novartis International Pharmaceutical Ltd.

In January 2018, through our subsidiary QED Therapeutics, Inc., or QED, we entered into a license agreement with Novartis International Pharmaceutical Ltd., or Novartis, for certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases, including CCA, UC and achondroplasia. We refer to this agreement as the Novartis License.

Pursuant to the Novartis License, we obtained a license to research, develop, make, have made, use, import, offer for sale, sell, have sold and otherwise commercialize infigratinib, as well as therapeutic products incorporating infigratinib that would, but for the license grant, infringe Novartis’ license patent rights, or that were developed using or that incorporate or embody Novartis’ licensed know-how, in all fields of use worldwide. The license grant to us includes the right to sublicense through multiple tiers. We also have certain rights to intellectual property licensed to Novartis’ affiliate under a materials transfer agreement with a third party.

The Novartis License is subject to Novartis’ existing obligations to supply a third party with infigratinib to support the third party’s clinical trials, and we have an ongoing obligation to inform Novartis of our or our sublicensees’ intent to seek regulatory approval for and commercialize infigratinib for various indications, with potential reversionary rights to Novartis in the event of a subsequent decision not to seek regulatory approval and commercialization, or a determination by Novartis that we have failed to sufficiently pursue regulatory approval and commercialization, for Novartis to grant such third party limited rights to develop and commercialize infigratinib.

Under the terms of the Novartis License, we made a one-time payment of $15.0 million to Novartis and agreed to issue shares of Series A preferred stock of QED valued at approximately $1.7 million in the aggregate to Novartis. In addition, we are obligated to make contingent milestone payments totaling $60.0 million upon achievement of certain regulatory milestones. We are also obligated to make contingent milestone payments totaling $35.0 million upon achievement of certain sales milestones for therapeutic products incorporating infigratinib. QED also agreed to pay Novartis tiered low double-digit royalties on net sales of therapeutic products incorporating infigratinib. Following the FDA's approval of TRUSELTIQ in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million.

Under the Novartis License, we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize infigratinib in the United States and the European Union.

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

Fosdenopterin: Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company

In June 2018, through our subsidiary Origin Biosciences, Inc., we entered into an asset purchase agreement with Alexion Pharma Holding Unlimited Company, or Alexion Pharma, pursuant to which we acquired Alexion’s right, title and interest in certain assets relating to fosdenopterin, including patents and other intellectual property rights.

In the event that a priority review voucher is granted to us by the FDA, we have agreed to pay Alexion Pharma a percentage in the mid-teens of any proceeds received by us from our sale of the PRV to a third party. If we do not sell the PRV to a third party within 180 days after our receipt of the PRV, we are obligated to pay Alexion Pharma $18.8 million, which amount is creditable against any amounts otherwise due to Alexion Pharma in accordance with the preceding sentence upon any future sale by us of the PRV. We are obligated to make contingent milestone payments totaling $3.0 million upon achievement of certain development milestones and $17.0 million upon achievement of certain sales milestones for products containing the fosdenopterin molecule. We also agreed to pay Alexion Pharma tiered royalties ranging from the low-to mid-teens on net sales of products containing the fosdenopterin molecule.

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

BBP-398: License Development and Commercialization Agreement with Bristol-Myers Squibb Company

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc., or Navire, entered into an exclusive license development and commercialization agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea, or collectively, the Asia Region. We refer to this agreement as the Navire-BMS License Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire collected in full in June 2022. Additionally, Navire is eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Navire will retain the option to acquire higher royalties in the United States in connection with funding a portion of development costs upon the initiation of registrational studies. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials and BMS will lead and fund all other development and commercialization activities.

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

U.S. Government Regulation of Drug and Biological Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our product candidates, if approved, and our reputation.

Our product candidates must be approved by the FDA through either a New Drug Application, or NDA or a Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Additionally, the review of information in an IND submission may prompt FDA to, among other things, scrutinize existing INDs or any marketed products and could generate requests for information or clinical holds on other product candidates or programs.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight by institutional biosafety committees, or IBC's, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

The FDA has developed the Oncology Center of Excellence Real-Time Oncology Review, or RTOR, pilot program to facilitate a more efficient review process for certain oncology product candidates. Although this program allows FDA to begin reviewing clinical data prior to submission of a complete NDA or BLA, the program is not intended to change the PDUFA review timelines.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, a platform technology incorporated within or utilized by a drug or biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive a faster FDA review process or ultimate FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product has an effect on either a surrogate or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials with due diligence and, under FDORA, the FDA is permitted to require, as appropriate, that such confirmatory studies be underway prior to approval or within a specified time period after accelerated approval is granted. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

The FDA has also announced the availability of the RTOR pilot program for oncology product candidates that are likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications and candidates meeting other criteria for other expedited programs, such as fast track and priority review. Submissions for RTOR consideration should also have straightforward study designs and endpoints that can be easily interpreted (such as overall survival or progression free survival). Acceptance into the RTOR program does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, but the program allows FDA to review data earlier, before an applicant formally submits a complete application. The RTOR program does not affect FDA’s PDUFA timelines.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any approved products in accordance with cGMP regulations. NDA and BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall or withdrawal of the product from the market.

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

Although we would not submit claims directly to payors, drug manufacturers can be held liable under federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal civil False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, if approved, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information effective January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CDPA and the CPA both became effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Ned Lamont signed the Connecticut Data Privacy Act, or CTDPA, into law. The UCPA and CTDPA draw heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law.

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

Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require us to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, some of which may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including, for example, the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

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

In addition, other legislative and regulatory changes have also been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, this 2% reduction was suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
•
In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. We continue to review developments impacting the 340B program.

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

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was delayed to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. On May 17, 2022, the U.S. District Court for the District of Columbia granted PhRMA’s motion for summary judgement invalidating the Medicaid Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Packaging and Distribution in the United States

If our products, once approved, are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our potential products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

European Union Drug Development

In the European Union or EU, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or EU Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new EU Clinical Trials Regulation provided that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new EU Clinical Trials Regulation.

The new EU Clinical Trials Regulation overhauled the previous system of approvals for clinical trials in the EU. Specifically, the new EU Clinical Trials Regulation, which is directly applicable in all Member States (meaning no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, it provides for a streamlined application procedure via a single entry point (through the Clinical Trials Information Systems) and strictly defined deadlines for the assessment of clinical trial applications.

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
•
Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human use, or CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

European Union New Chemical Entity Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another Company could nevertheless also market another version of the product if such Company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products grants an orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore in many ways aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR or EU GDPR, which became effective May 25, 2018. The GDPR applies to any Company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR, will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. The UK Government has announced plans to reform its data protection legal framework in the Data Reform Bill, but those have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

The UK GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EU or the U.K., in particular to the U.S., in compliance with EU and UK data protection laws. On June 4, 2021, the European Commission, or EC, issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU’s GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses, referred to as “International Data Transfer Agreement” which entered into force on March 21, 2022 and enables transfers originating from the UK. Transfers made pursuant to these new mechanisms need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EEA, and businesses are required to adopt supplementary measures if such standard is not met. We will be required to implement these new safeguards when conducting restricted data transfers under the UK GDPR and doing so will require significant effort and cost.

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

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Human Capital Management

Our human capital philosophy relies on attracting and retaining team members who consistently demonstrate top performance. Our culture and our approach to talent reinforces this philosophy, including recruiting, professional development, performance management and total rewards. We have provided below additional details on some of our core human resources processes.

As of December 31, 2022, we had 392 full-time employees and four part-time employees. Of these, 297 focus on driving forward research and development programs, either directly or through our affiliates, and 99 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Recruiting

In 2020, we established a talent acquisition capability to support our affiliates in hiring the right talent at the right time. Our team of experienced talent acquisition professionals works closely with hiring managers to understand the required skills and capabilities for an open role, and then supports the interview process and evaluation of candidates. We strive to hire top talent, and therefore need a high-quality recruiting process and candidate experience. We endeavor to fill every role with the most qualified candidate possible, which sometimes requires partnership with an external recruitment agency. We are consistently looking at new opportunities and avenues to recruit talented individuals to work at BridgeBio.

The talent acquisition team’s focus in 2023 is to meet the hiring needs across BridgeBio and our affiliates. We recognize that our current and potential future team members have options for employment opportunities, including with other biotech and pharma companies, research and academic institutions, government entities, and consulting and investment firms. To attract and retain top performing team members, we focus on creating an environment that allows for autonomy, professional growth and impact while also offering a competitive total rewards package.

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

BridgeBio conducts semi-annual performance review processes for all team members to evaluate performance and provide feedback against these attributes. The feedback focuses on strengths and opportunities for improvement to enable the professional development of all team members. At the end of the year, the performance review includes self, peer, and manager feedback and also includes a formal rating and informs compensation decisions, including performance bonus, salary adjustments and promotions.

Core Values and Ethics

Millions worldwide are afflicted with genetic diseases, but small patient populations and industry reluctance to conduct early-stage development means that for many, treatments have not been forthcoming. We are committed to bridging this gap: between business case and scientific possibility, between patient and hope. This starts with our first core value: to put patients first. We also strive to think independently. Our goal is to not simply accept the ideas and opinions of others as fact, but instead to ask “why?” and “why not?” We endeavor to bring a rigorous, first-principles mindset to each problem that we take on. We encourage all of our team members to speak up when they have an idea or feedback to share, taking pride in a culture that is radically transparent when it comes to debating ideas. A commitment to independent thinking requires us to consider the ideas of others and to adopt them if they prove best. We strive to maintain a culture where any idea is worthy of both consideration and testing. We know that every minute counts. Our decentralized model strives to deliver treatments from discovery to patients as fast as humanly possible by utilizing focused teams of experts for each asset. Big decisions can be taken by people best-equipped to understand them, without wasting time on unnecessary cycles. And we let Science speak. Our model was designed to promote the rational assessment of our programs. Decisions about a program’s fate are driven by its performance against a set of objective criteria, giving each potential medicine’s scientific merits the last word. All employees are responsible for upholding these values and the BridgeBio Code of Business Conduct and Ethics, which forms the foundation of our policies and practices.

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

We focus our benefits offering on areas critical to keeping our employees and their immediate families healthy and productive. We offer physical and mental health benefits to all employees who work at least 30 hours per week, on average. We have a flexible paid time off policy to empower team members to take the time they need, when they need it.

Diversity, Equity and Inclusion

We believe that a diverse, equitable and inclusive culture is critical to BridgeBio’s success. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences, as we know that a diverse and inclusive workforce is a business imperative and key to our long-term success.

In 2022, our Diversity, Equity & Inclusion, or DE&I, Executive & Steering Committees continued their impactful work in carrying out the DE&I vision for BridgeBio. The DE&I sub-committees also designed and implemented point solutions to address issues that were surfaced through related focus groups and surveys. Among the many DE&I events the Committees organized and held throughout the year, we hosted a DE&I Lunch & Learn series that focused on the prominent issues impacting underrepresented minorities in healthcare clinical trials and how we, as a company, can do our part to help address these disparities.

Employee Resource Groups (ERGs) continued to be a foundational element to our DE&I efforts. The Women at Bridge ERG continued to have an impact across the Company in 2022. We built upon our speaker series and featured talks from influential women in the sciences, including members of our Board of Directors. Our mentorship program continued to drive impact as well.

The success of Women at Bridge inspired a second employee resource group to emerge, Asians@Bridge, in the third quarter of 2021. Asians@Bridge held a series of cultural, educational and community events in 2022 that received exceptional feedback from participants and attendees. We also kicked off the planning for an employee resource group supporting the LGBTQ community, called Pride@Bridge, which was launched in January 2023.

Response to COVID-19

With the continuation of the COVID-19 global pandemic, we continue to take extra precautions to reduce the risk of virus exposure for all employees, and to place our employees’ health and safety front and center. Our response to the pandemic in 2022 revolved around three major components: (1) adequate safety protocols; (2) testing requirements; and (3) vaccination requirements.

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
•
Testing: We continue to offer testing options for all BridgeBio employees who are on-site. In addition, in advance of any larger scale events, we worked to ensure that all attendees attested to having obtained a negative test prior to attendance.
•
Vaccines: We made the decision in 2021 to mandate vaccines for all of our employees in the wake of President Biden’s and the Occupational Safety and Health Administration’s mandate. We created a vaccine exemption request review committee and implemented a formal process for evaluating those with either a medical or a sincerely held religious belief exemption request.

Corporate and Other Information

We were incorporated as a Delaware corporation in 2019 under the name BridgeBio Pharma, Inc. Our principal executive offices are located at 3160 Porter Drive, Suite 250, Palo Alto, CA 94304. Our telephone number is (650) 391-9740.

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

Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a newly commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Our subsidiaries, on whose success we largely rely, are primarily early-stage biopharmaceutical companies. To date, we have focused principally on identifying, acquiring or in-licensing and developing our product candidates at the subsidiary level, almost all of which are in discovery, lead optimization, preclinical or clinical development. Our pipeline of product candidates will require substantial additional development time, including extensive clinical research, and resources before we would be able to apply for or receive additional regulatory approvals and begin generating revenue from sales of those product candidates, if approved.

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2022, 2021 and 2020 were $484.7 million, $586.5 million and $505.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.9 billion. We had two products approved for commercial sale, NULIBRY and TRUSELTIQ, but did not generate any significant revenues from product sales, and have financed operations solely through the sale of equity securities, debt financings and sale of certain assets. Sentynl purchased the global rights to NULIBRY in March 2022 and Helsinn, who is the principal selling party of TRUSELTIQ, will discontinue selling TRUSELTIQ by March 31, 2023. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, as a result of the ongoing COVID-19 pandemic, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures with respect to our ongoing clinical trials, such as enabling alternate site, telehealth and home visits and at-home drug delivery, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations, or CROs, for non-clinical laboratory activities and engagement with contract manufacturing organizations, or CMOs, to mitigate any potential near-term impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to conduct nonclinical or preclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates, that we may identify. We anticipate incurring significant costs associated with commercializing any future product candidates, if approved, and ongoing compliance efforts.

We may never be able to successfully commercialize a marketable drug or achieve profitability. Revenue from the sale of any product will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our Company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, that we may identify and pursue, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Risks Related to the Development of Our Product Candidates

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

Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates. Clinical trial delays could also shorten any periods during which our product candidates have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing Phase 3 clinical trial of acoramidis, ongoing Phase 2 and planned Phase 3 clinical trials of low-dose infigratinib, our ongoing Phase 2 and planned Phase 3 clinical trials of BBP-418, our ongoing Phase 1/2 clinical trial of BBP-631 and our ongoing Phase 2b and Phase 3 clinical trials of encaleret, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For instance, although acoramidis failed to meet its primary endpoint at Month 12 in the ATTRibute-CM Study, the ATTRibute-CM independent data monitoring committee recommended continuing the study through the Month 30 endpoint based on unblinded data reviews. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.

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

Additionally, some clinical trials of our product candidates performed to date were designed as open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 clinical trial of acoramidis included an open-label clinical trial extension and our Phase 2 dose-escalation and expansion study of low-dose infigratinib in children with achondroplasia, or PROPEL 2, is designed as an open-label trial, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product or product candidate, limit the commercial potential of a product candidate, if approved, or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events, or AEs, associated with use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects of our product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in preclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify or terminate our study plans based on findings in our preclinical studies or clinical trials. For instance, in our Phase 2 clinical trial of infigratinib for the treatment of FGFR-driven cancers, the most commonly reported treatment emergent AE of any grade was hyperphosphatemia, which is an electrolyte disorder in which there is an elevated level of phosphate in the blood. These and other AEs that we may observe in our ongoing and future preclinical studies and clinical trials of our product candidates could require us to delay, modify or abandon our development plans for the affected product candidate or other product candidates that share properties of the affected product candidate. Many product candidates that initially show promise in early-stage testing may later be found to cause side effects that prevent further development. As we work to advance existing product candidates and to identify new product candidates, we cannot be certain that later testing or trials of product candidates that initially showed promise in early testing will not be found to cause similar or different unacceptable side effects that prevent their further development.

It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as the use of our product candidates, if they receive regulatory approval, becomes more widespread, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, such findings may harm our business, financial condition and prospects significantly.

Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials, to change the requirements for approval of any of our product candidates.

In addition to side effects caused by a product candidate, the administration process or related procedures also can cause adverse side effects. If any such AEs occur, our clinical trials of a product candidate could be suspended or terminated. If we are unable to demonstrate that any AEs were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, or other regulatory authorities could order us to cease further development of, or deny approval of, a product candidate for any or all targeted indications. Even if we can demonstrate that all future serious adverse events, or SAEs, are not product-related, such occurrences could affect patient recruitment, or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials, and providing general and administrative support for these operations. We cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates. While we previously had two products approved for sale, we have not generated significant revenue from sales of drugs, and we may never be able to successfully commercialize a marketable drug.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we previously obtained regulatory approvals from the FDA, European Medicines Agency, or EMA, and State of Israel Ministry of Health, for NULIBRY (fosdenopterin) to reduce the risk of mortality in patients with molybdenum cofactor deficiency, or MoCD, Type A, and from the FDA and Health Canada for TRUSELTIQ (infigratinib) for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement, it is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. We cannot be certain that any of our product candidates will receive regulatory approval or that if approved, any of our product candidates, will be successfully commercialized.

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

Even if we obtain FDA approval for our current product candidates in the United States, we may never obtain approval to commercialize any of these product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products, once approved is also subject to approval.

Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. While we previously had two products approved for sale in the United States, we do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of any approved products will be harmed.

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

In the European Union, the Committee for Orphan Medicinal Products of the EMA grants an orphan designation in respect of a product if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects not more than five in 10,000 persons in the European Union when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the European Union, or, if such method exists, the product would be of significant benefit to those affected by that condition.

We have obtained from the FDA orphan drug designations, including for: acoramidis for the treatment of transthyretin amyloidosis; low-dose infigratinib for the treatment of achondroplasia; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); BBP-631 for the treatment of CAH caused by 21OHD; BBP-812 for the treatment of Canavan Disease; and BBP-671 for the treatment of PKAN and PA. We have obtained from the EMA and European Commission, orphan drug designation for: acoramidis for the treatment of ATTR amyloidosis; low-dose infigratinib for the treatment of achondroplasia; BBP-631 for the treatment of CAH caused by 21 OHD; BBP-418 for the treatment of limb-girdle muscular dystrophy; BBP-812 for the treatment of Canavan Disease; BBP-671 for the treatment of PKAN and PA; and encaleret as a treatment for hypoparathyroidism (inclusive of ADH1). We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our product candidates could have a material adverse effect on our prospects.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The FDA has granted rare pediatric disease designation to BBP-671 for the treatment of PKAN and PA, low-dose infigratinib for the treatment of achondroplasia, and BBP-812 for the treatment of Canavan Disease. However, a marketing application for BBP-671, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to BBP-671 for the treatment of PKAN and PA, low-dose infigratinib for the treatment of achondroplasia, and BBP-812 for the treatment of Canavan Disease. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for BBP-671. The FDA may determine that an NDA for any of BBP-671, low-dose infigratinib, or BBP-812, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
achondroplasia, Canavan Disease, PKAN or PA no longer meets the definition of a rare pediatric disease;
•
the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•
the NDA is not deemed eligible for priority review;
•
the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the NDA is approved for a different adult indication than the rare pediatric disease for which BBP-671, low-dose infigratinib, or BBP-812 is designated (for example, if BBP-671, is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, BBP-671).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024 is currently limited to those candidates that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress. Absent any such extension, if an NDA for BBP-671, low-dose infigratinib or BBP-812 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. We may seek approval of additional product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the review period, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Although some of our product candidates, including the following, were granted fast track designation by the FDA, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations:

•
BBP-418 for the treatment of LGMD2I,
•
encaleret for the treatment of ADH1,
•
BBP-631 for the treatment of CA, and
•
BBP-812 for the treatment of Canavan Disease.

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

We may seek designation for our platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek designation for our platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive a faster FDA review process or ultimate FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates and therapeutics themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

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

If competitors are able to obtain marketing approval for biosimilars referencing any of our product candidates, our products may become subject to competition from such biosimilars, which would impair our ability to successfully commercialize and generate revenues from sales of such products.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Furthermore, under the Drug Supply Chain Security Act, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for any approved products withdrawn by regulatory authorities and our ability to market such products could be limited, which could adversely affect our ability to achieve or sustain profitability and we could be subject to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any regulatory approvals that we may receive for our product candidates, are or will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing, labeling, advertising and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved label. We are required to comply with requirements concerning advertising and promotion for products that may be approved. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote those products for indications or uses for which they do not have approval.

The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products, if approved in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for those products.

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

If any of our current product candidates are approved and we are found to have improperly promoted off-label uses of our products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a sponsor may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Similarly, the EMA governs the approval of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates, if approved, in a timely manner, if at all.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct some aspects of research and preclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, it will delay our product development activities.

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

We rely entirely on third parties for the manufacturing of our current product candidates or other product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture our product candidates, if approved, on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our current product candidates or other product candidates that we may identify for clinical trials, as well as for commercial manufacture of any product candidates that may receive marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We also expect to rely primarily on third parties for the manufacturing of commercial supply of our product candidates, if approved.

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

Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. The facilities used by our contract manufacturers to manufacture our product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMP, requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for our product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market, if approved, our product candidates.

On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our product candidates that receive marketing approval, our results could be materially impacted.

Our product candidates may compete with other product candidates and marketed drugs for access to manufacturing facilities. For example, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials or issues with commercial supply. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

The drug substance and drug product for certain of our product candidates are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the drug substance or drug product, could materially and adversely affect our business.

The drug substance and drug product for certain of our product candidates are manufactured by single-source suppliers or CMOs under development and manufacturing contracts and services and quality agreements and purchase orders. We do not currently have any other suppliers for the drug substance or drug product of these product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements, we cannot assure you that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA, BLA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or once approved, to commercialize those product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to a license agreement with Alexion Pharma International Operations Unlimited Company, or Alexion, pursuant to which we depend on Alexion for the clinical development and commercialization of acoramidis in Japan, and QED has previously entered into a license and collaboration agreement with Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., to which we refer collectively as Helsinn, pursuant to which QED granted to Helsinn exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide (except for the People’s Republic of China, Hong Kong and Macau for which regions QED has entered into a partnership with LianBio). We subsequently received a notice of termination of the collaboration from Helsinn, citing commercial considerations. In December 2022, we signed a mutual termination agreement. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or sales of an approved product candidate are unsatisfactory. For example, on August 23, 2022, we received written notice from Helsinn Group, or Helsinn, of its intent to terminate the Amended and Restated License and Collaboration Agreement (“Amended QED-Helsinn License and Collaboration Agreement”) for convenience, pursuant to its terms, citing commercial considerations, and in December 2022 we entered into a mutual termination agreement with Helsinn.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, low-dose infigratinib, BBP-418, BBP-631, encaleret and any KRAS inhibitor candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpreting the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies, product candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates to ours, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

We currently are reliant upon licenses of certain intellectual property rights and proprietary technology from third parties that are important or necessary to the development of our proprietary technology, including technology related to product candidates. These licenses, and other licenses we may enter into in the future, may not provide adequate rights to use such intellectual property rights and proprietary technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize technology, and product candidates in the future. Licenses to additional third-party proprietary technology or intellectual property rights that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms. In that event, we may be required to expend significant time and resources to redesign our proprietary technology or product candidates or to develop or license replacement technology, which may not be feasible on a technical or commercial basis. If we are unable to do so, we may not be able to develop and commercialize technology, and product candidates in fields of use and territories for which we are not granted rights pursuant to such licenses, which could harm our competitive position, business, financial condition, results of operations and prospects significantly.

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

In addition, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in our product candidates that we successfully develop and commercialize. Therefore, even though we have previously developed and commercialized two approved products, we did not generate significant revenues from sales of those products, and may be unable to achieve or maintain profitability with any future product candidates that we may commercialize. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property rights that are subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions and inter partes reexamination proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that acoramidis, low-dose infigratinib, BBP-418, BBP-631, encaleret, any KRAS inhibitor candidates or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

If we are unable to obtain patent term extension, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market any products that may be approved, may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our current product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application, or ANDA, filed with the FDA to obtain permission to sell a generic version of such product.

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

Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary. We may not be able to obtain adequate remedies in the event of such unauthorized use. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Trade secrets will also over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position, business, financial condition, results of operations, and prospects would be harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our competitive position, business, financial condition, results of operations and prospects.

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

The commercial success of our product candidates, if approved, will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Our product candidates, if approved, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of our product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
•
the clinical indications for which the product candidate is approved by the FDA or comparable regulatory authorities;
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

To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the United States, as we did with Helsinn in the case of TRUSELTIQ once it was approved, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.

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
•
manufacturing disruptions that delay or prevent the launch of any approved products;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop internally. In addition, we may not be successful in entering into arrangements with third parties to commercialize, if approved, our product candidates or may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not continue to build on our commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

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

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates may obtain marketing approval. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement.”

Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these product candidates or other product candidates, if approved, that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Further, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations relating to personal information effective January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While the legislation and proposed regulations include the CCPA and CPRA contain an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business. The uncertainty surrounding the implementation of the CCPA, CPRA and other similar laws, regulations and standards that may be adopted in other jurisdictions exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the CDPA and, on July 8, 2021, Colorado’s governor signed the CPA, into law. The CDPA and the CPA both became effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

In the event we decide to conduct additional clinical trials or continue to enroll subjects in our ongoing or future clinical trials in the European Union or in the UK, we may be subject to additional privacy restrictions. The collection and use of personal health data in the European Union is governed by the provisions of the UK GDPR. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The UK GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the UK GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The UK GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled, “Business — Government Regulation — Current and Future Legislation.”

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect

•
the demand for our product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our future products;
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

We may face competition in the United States for our product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our core value drivers are pursuing, including, but not limited to: tafamidis, a TTR tetramer stabilizer (presently marketed by Pfizer Inc. as Vyndamax and Vyndaqel), a competitor to acoramidis; vosoritide, a CNP analog (presently marketed by BioMarin Pharmaceutical Inc. as Voxzogo), a potential competitor to low-dose infigratinib as a treatment for achondroplasia; crinecerfont, a CRF1 receptor antagonist, a competitor to BBP-631; Natpara, a parathyroid hormone, a competitor to encaleret. If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete and we may not be successful in marketing those product candidates, once approved, against competitors.

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

We focus research and product development on treatments for Mendelian diseases and genetically driven cancers, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our products or product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments including Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine), for which Pfizer Inc. has been approved for the treatment of ATTR-CM the United States and Japan (Vyndaqel only). As a result, even if approved, acoramidis will not be the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.

Risks Related to Our Business and Industry

Our corporate restructuring initiative and the associated workforce reduction announced in January 2022 may not result in the full anticipated savings and may disrupt operations.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies, and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs and the expenses of restructuring may be greater than anticipated. If we are unable to realize anticipated cost savings from the restructuring, our operating results and financial condition may be adversely affected. Furthermore, our reprioritization of development programs may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as turnover beyond planned reductions or increased difficulties in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully executing key technical initiatives.

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

To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials and commercial sales, the availability of governmental and regulatory authorities to conduct inspections of our clinical trial sites, review materials submitted by us in support of our applications for regulatory approval and grant approval for our product candidates, and our ability to raise additional capital to support our operations and to service our indebtedness. In addition, any recurrence or subsequent “wave” of COVID-19 cases, including those caused by new variants, could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will halt or slow the progression of COVID-19 in a timely manner or at all.

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

As of December 31, 2022, we had 392 employees. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our central team may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2022, we had 392 full-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Although we maintain product liability insurance, including coverage for clinical trials that we sponsor and for our commercial product sales, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we commence additional clinical trials and as we commercialize product candidates that may be approved. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs and commercialization efforts increase in size. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities. If we obtain FDA approval of our product candidates and begin commercializing those products in the United States, we believe that our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to our employees and directors, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of December 31, 2022, we and our subsidiaries had total consolidated indebtedness of $1.7 billion, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029, or the 2029 Notes, and $445.2 million of indebtedness under our loan agreement by and among U.S. Bank National Association, certain lenders, BridgeBio as borrower, and certain subsidiaries of BridgeBio as guarantors, or the Loan Agreement. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In November 2021, we entered into the Loan Agreement, pursuant to which we were extended term loans in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance, or collectively, the Term Loan Advances. The Tranche 1 Advance was funded on November 17, 2021. In May 2022, we amended the Loan Agreement to, among other things, reduce the Tranche 2 Advance to $100.0 million. In November 2022, we further amended the Loan Agreement to, among other things, terminate the ability for us to draw down the Tranche 2 Advance. The term loans mature on November 16, 2026. The Loan Agreement may restrict our ability, among other things, to:

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
•
repay subordinated indebtedness; or
•
make certain investments.

In addition, we are required under the Loan Agreement to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

As of December 31, 2022, we had working capital of $427.4 million, of which cash, cash equivalents and marketable securities amounted to $428.3 million, restricted cash amounted to $37.9 million, and investment in equity securities amounted to $43.7 million. We expect that our cash and cash equivalents, marketable securities, restricted cash and investment in equity securities will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including the effects of the COVID-19 pandemic on our research and development and commercialization activities, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to complete ongoing and planned clinical trials, including our ongoing Phase 3 clinical trial of acoramidis, our ongoing Phase 2 and planned Phase 3 clinical trials of low-dose infigratinib, our ongoing Phase 2 clinical trial of BBP-631 and our ongoing Phase 3 clinical trial of encaleret;
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
•
the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our product candidates, including gene therapies such as BBP-631, and BBP-812 and any other product candidates we may identify and develop;
•
our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with CMOs;
•
our ability to successfully commercialize any product candidates that may be approved;
•
the manufacturing, selling and marketing costs associated with any product candidates that may be approved, including the cost and timing of expanding our internal sales and marketing capabilities or entering into strategic collaborations with third parties to leverage or access these capabilities;
•
the amount and timing of sales and other revenues from any approved products, including the sales price and the availability of adequate third-party reimbursement;
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

In addition, if one of our subsidiaries raises funds through the issuance of equity securities to third parties, our stockholders’ deficit interests in such subsidiary could be substantially diminished. If one of our subsidiaries raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us.

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
•
assimilation of operations, intellectual property, product candidates of an acquired company, including difficulties associated with integrating new personnel;
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

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, retain or expand our current levels of personnel, improve our existing product candidates, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
continue the research and development of our existing product candidates and develop or enhance our technological infrastructure;
•
pursue acquisitions, in-licenses or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity, debt or other financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any debt financing secured by us may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions such as capital-raising activities, incurring additional debt, making capital expenditures or declaring dividends, and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional capital through marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Furthermore, recent increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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
•
the termination of, or any other failure to develop successfully and commercialize our product candidates;
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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2020, we filed a registration statement on Form S-3ASR that became effective automatically upon filing. Pursuant to this registration statement, we were authorized to issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. In July 2020, we filed a registration statement on Form S-3ASR, or the Selling Stockholder Form S-3, relating to the offer and resale from time to time by certain of our stockholders, of up to an aggregate of 65,121,374 shares of our common stock. In February 2021, one of our stockholders completed a sale of 3,450,000 shares of our common stock in an underwritten public offering pursuant to the Selling Stockholder Form S-3. We may also file registration statements in the future that register a substantial number of shares of our common stock where if any additional shares are sold pursuant to these registration statements, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Based upon our common stock outstanding as of December 31, 2022, our beneficial stockholders, directors, and executive officers beneficially own 58.4% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our stockholders.

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
•
the success of our restructuring initiative; and
•
the changing and volatile U.S., European and global economic environments, including volatility associated with the global COVID-19 pandemic.

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward indefinitely if not utilized, subject to expiration of such carryforwards in the case of federal net operating loss carryforwards generated prior to 2018. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. In addition, the amount of post-2017 NOLs that we are permitted to deduct in taxable years beginning after December 31, 2022 is limited to 80% of our taxable income in such year.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

We expect the rules and regulations applicable to us as a public company to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public Company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public Company. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with ongoing requirements or respond to any changes of these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

Climate change, earthquakes, outbreak of disease, or other natural disasters, including extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes, which have become more common, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, extreme weather risk, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs due to the global COVID-19 pandemic. Any continued or subsequent measures taken by governmental authorities or business to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, financial condition or results of operations by limiting our CMOs’ ability to manufacture product, forcing closure of facilities that we rely upon or increasing the costs associated with obtaining clinical or commercial supplies of our product candidates. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of and duration of COVID-19 pandemic and the actions to contain the pandemic or treat its impact, among others. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. In addition, cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and results of operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations, including an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Natural disasters and extreme weather conditions, such as a hurricane, tornado, earthquake, wildfire or flooding, may pose physical risks to our facilities and disrupt the operation of our supply chain. The impacts of the changing climate on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Concern over climate change may also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our product candidates, which may adversely affect our business, results of operations or financial condition. Further, the impacts of climate change have an influence on customer preferences, and failure to provide climate-friendly products could potentially result in loss of market share.

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

Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space	Palo Alto, CA	3,900	Leased	2020	Lease will expire in April 2023
Office space and laboratory facility	Raleigh, NC	13,809	Leased	2024	Five-year option to extend
Office space and laboratory facility	Palo Alto, CA	9,789	Leased	2023	Two one-year options to extend
Office space	San Francisco, CA	52,604	Leased	2026	Two-year option to extend
Laboratory facility	Montreal, Québec	20,039	Leased	2032	Five-year option to extend
Office space	San Francisco, CA	10,552	Leased	2026	None

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

Holders

As of February 16, 2023, there were 47 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2022, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among BridgeBio Pharma, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index:

450
400
350
300
250
200
150
100
50
-
6/27/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
BBIO
NASDAQ Biotechnology Index
NASDAQ Composite

* $100 invested on June 27, 2019 in shares of our common stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, we did not repurchase any Company equity securities.

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

Overview

BridgeBio Pharma, Inc. ("we" or the "Company") is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 15 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration. We work across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. We do not anticipate generating any revenues from our product sales for the near term as the selling activities for our two FDA-approved products have been transferred or transitioned to our respective partners. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, sale of certain assets and, to a lesser extent, revenue from licensing arrangements.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $484.7 million, $586.5 million and $505.5 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the fiscal year ended December 31, 2022, our restructuring, impairment and related charges amounted to $43.8 million which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We are continuing to evaluate our restructuring initiatives for the fiscal year ending 2023 and we estimate to incur total charges in the range of approximately $6.0 million to $9.0 million. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in our business processes, efficiencies, and cost savings.

On August 23, 2022, we received written notice from Helsinn Group, or Helsinn, of its intent to terminate the Amended and Restated License and Collaboration Agreement (“Amended QED-Helsinn License and Collaboration Agreement”) for convenience, pursuant to its terms, citing commercial considerations. Effective December 21, 2022, our subsidiary, QED Therapeutics, Inc, or QED, and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agree to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED will no longer be entitled to any future regulatory or sales-based milestone payments. QED will be subject to royalties on net sales of TRUSELTIQ until Helsinn no longer sells the licensed product by March 31, 2023. The Helsinn Parties have delivered notice to the FDA notifying them that the distribution of TRUSELTIQ is permanently discontinued and that all clinical investigations under the associated IND are discontinued. We expect that the licensed product will be sold through the first quarter of 2023. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. The activities within the Close-Out Plan are expected to be completed during 2023.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

We have included our financial results for 2022 compared to 2021. Additional information required by Item 7 for the year ended December 31, 2020 can be found in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2022 and is incorporated herein by reference.

The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
License and services revenue	$76,094	$65,923	$10,171
Product sales	1,554	3,793	(2,239)
Cost of license revenue and products sold	3,434	3,114	320
Research and development	399,462	451,024	(51,562)
Selling, general and administrative	143,189	192,210	(49,021)
Restructuring, impairment and related charges	43,765	—	43,765
Loss from operations	(512,202)	(576,632)	64,430
Gain from sale of priority review voucher, net	107,946	—	107,946
Net loss	(484,652)	(586,454)	101,802
Net loss attributable to common stockholders of BridgeBio	(481,183)	(562,539)	81,356
Cash, cash equivalents and marketable securities	428,269	787,515	(359,246)
Restricted cash	37,930	177	37,753
Investment in equity securities	43,653	49,148	(5,495)

The results of operations for the years ended December 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investment in Equity Securities

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million. Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 10. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise.

In March 2022, we received an upfront payment of $10.0 million upon the closing of the asset purchase agreement ("APA") between our subsidiary, Origin Biosciences, Inc, (Origin"), and Sentynl Therapeutics, Inc. ("Sentynl") or the Origin-Sentynl APA.

In June 2022, we received $90.0 million in upfront payment from the License and Collaboration Agreement that our subsidiary, Navire Pharma, Inc., (“Navire”) entered into with Bristol-Myers Squibb Company, (“BMS’), referred to as the Navire-BMS License Agreement. The receipt of the upfront payment from BMS triggered certain mandatory prepayment provisions of our Amended Loan Agreement, which is further described in the succeeding sections, and, as a result, we paid $20.5 million to our lenders and segregated $37.8 million in a controlled account for the year ended December 31, 2022.

In June 2022, we received gross proceeds of $110.0 million from the sale of our Priority Review Voucher (“PRV”) and recognized a net gain of $107.9 million, net of transaction costs for the year ended December 31, 2022.

In November 2022, we received net proceeds of $4.9 million from the issuance of our common stock under the “at-the-market” (“ATM”) offering as part of our filed 2020 shelf registration.

Revenue

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue:
License and services revenue	$76,094	$65,923	$10,171
Product sales	1,554	3,793	(2,239)
Total revenue	$77,648	$69,716	$7,932

License and services revenue consists mainly of the recognition of upfront license, milestone payments and services revenue in connection with our license and collaboration agreements. The level of license and services revenue to be recognized depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and entering into new collaboration agreements, if any.

License and services revenue for the year ended December 31, 2022 was $76.1 million, of which $74.7 million relates to the recognition of upfront license and services revenue in connection with the License and Collaboration Agreement entered into in May 2022 between Navire and BMS, or the Navire-BMS License Agreement. The remaining amount mainly relates to the recognition of revenue related to royalties received for the sale of commercial product that was transferred to our collaboration partners and product supplied to our collaboration partners.

License and services revenue for the year ended December 31, 2021 was $65.9 million, of which:

•
$56.0 million primarily relates to the recognition of upfront, launch and regulatory-related milestone payments in connection with the License and Collaboration Agreement entered into in March 2021 between our subsidiary, QED and Helsinn, or the QED-Helsinn License and Collaboration Agreement, and
•
$8.5 million relates to the recognition of regulatory milestone achievement under the License Agreement between Navire, and LianBio.

Transactions with LianBio were considered related party transactions up until its initial public offering, or IPO, in November 2021, when our right to appoint or remove one director to the board of directors of LianBio was terminated (see Note 7 to our consolidated financial statements). LianBio is no longer considered a related party after its IPO.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Research and development	$399,462	$451,024	$(51,562)

Research and development expenses decreased by $51.6 million in 2022 compared to 2021 primarily due to a decrease in external costs and stock-based compensation costs as a result of the reprioritization of our development programs in line with our restructuring initiative. Stock-based compensation recorded in research and development expense in 2022 was $38.0 million as compared to $56.2 million in 2021. The decrease was mainly driven by a higher number of performance-based milestone compensation arrangements for regulatory and development milestones achieved and determined to be probable as of December 31, 2021 compared to those that were achieved and determined to be probable as of December 31, 2022. The decrease in external costs was partially offset by the lower reduction of research and development expenses in fiscal year 2022 compared to fiscal year 2021 as a result of QED-Helsinn License and Collaboration Agreement discussed below.

Pursuant to the QED-Helsinn License and Collaboration Agreement, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for development costs for infigratinib for certain indications and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Helsinn notified us on August 23, 2022 of their intent to terminate the Amended QED-Helsinn License and Collaboration Agreement. Effective December 21, 2022, the Helsinn Parties entered into a MTA which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agree to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. All close-out costs are presented as part of “Restructuring, impairment and related charges” on our consolidated statements of operations.

•
For the year ended December 31, 2022, Helsinn’s share of the research and development costs under the QED-Helsinn License and Collaboration Agreement amounted to $2.9 million which was reflected as a reduction of research and development expenses. The comparative amount was $38.4 million for the year ended December 31, 2021, which was reflected as a reduction of research and development expenses.
•
In accordance with the Amended QED-Helsinn License and Collaboration Agreement, which became effective on March 1, 2022, we have recognized $18.6 million as a reduction of research and development expenses for the year ended December 31, 2022, which represents 100% reimbursement of research and development costs incurred during the transitional period.

Refer to Note 11 to our consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement and the termination of the QED-Helsinn License and Collaboration Agreement.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in other development programs as shown in the table below.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2022	2021
	(in thousands)
Acoramidis (Previously known as AG10)	$91,901	$107,806
Low-dose infigratinib for achondroplasia	32,387	40,650
BBP-418 for Limb-Girdle Muscular Dystrophy type 2I, or LGMD2I	22,372	15,202
Encaleret	27,485	15,739
BBP-631	34,009	46,035
KRAS inhibitor portfolio	33,216	15,554
Other development programs	90,492	147,303
Other research programs	67,600	62,735
Total	$399,462	$451,024

Selling, General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Selling, general and administrative	$143,189	$192,210	$(49,021)

Selling, general and administrative expenses decreased by $49.0 million in 2022 compared to 2021, mainly due to the streamlining of costs as a result of our restructuring initiative. Stock-based compensation recorded in selling, general and administrative expense in 2022 was $54.7 million as compared to $49.4 million in the prior year. The increase is mainly driven by higher grants awarded in the first quarter of 2022 and towards the end of 2021.

Under the QED-Helsinn License and Collaboration Agreement, the Helsinn Parties co-commercialized TRUSELTIQ in the United States and shared profits and losses on a 50:50 basis. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn is solely responsible for the commercialization of TRUSELTIQ and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Helsinn notified us on August 23, 2022 of their intent to terminate the Amended QED-Helsinn License and Collaboration Agreement. Effective December 21, 2022, the Helsinn Parties entered into a MTA which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agree to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. All close-out costs are presented as part of “Restructuring, impairment and related charges” on our consolidated statements of operations.

We accounted for Helsinn’s share of the commercialization loss of $1.3 million under the QED-Helsinn License and Collaboration Agreement as a reduction of selling, general and administrative for the year ended December 31, 2022. The comparative amount was $8.9 million for the year ended December 31, 2021.

Restructuring, Impairment and Related Charges

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Restructuring, impairment and related charges	$43,765	$—	$43,765

As discussed in Note 17 to our consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. The charges incurred during the year ended December 31, 2022, consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We are continuing to evaluate our restructuring initiatives for fiscal year 2023 and we estimate to incur total charges in the range of approximately $6.0 million to $9.0 million. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest income	$7,542	$1,133	$6,409

Interest income consists of interest income earned on our cash equivalents and marketable securities. The increase in interest income is due to higher interest rates and average balances of our interest-bearing cash accounts.

Interest Expense

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest expense	$(80,438)	$(46,778)	$(33,660)

Interest expense in 2022 consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, and our term loan with various lenders under the Loan Agreement dated November 17, 2021.

Interest expense in 2021 consists primarily of interest expense incurred under our 2029 Notes, our 2027 Notes, our now fully-paid term loan with Hercules Capital, Inc., or Hercules, pursuant to our Loan and Security Agreement, dated June 19, 2018, as amended from time to time, and our now fully-paid term loan with Silicon Valley Bank, or SVB, and Hercules pursuant to the Loan and Security Agreement, dated November 13, 2019, or the SVB and Hercules Loan Agreement.

The increase of $33.7 million in 2022 compared to 2021 was primarily attributed to an increase in principal amounts of our debt with the term loan being drawn in November 2021 and we exercised our option to pay the interest in kind in 2022.

Gain From Sale of Priority Review Voucher, net

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Gain from sale of priority review voucher, net	$107,946	$—	$107,946

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary Origin received approval of NULIBRY. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We received the gross proceeds of $110.0 million during the year ended December 31, 2022 and recognized a net gain of $107.9 million, net of transaction costs for the year ended December 31, 2022.

Other Income (Expense), net

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Other income (expense), net	$(7,500)	$35,823	$(43,323)

Other income (expense), net in 2022 consists mainly of net realized and unrealized losses from changes in the fair value of our equity security investment of $8.2 million, loss from disposal of Origin’s assets of $6.3 million, and the expense associated with the Origin regulatory milestone of $3.5 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

Other income (expense), net in 2021 consists mainly of the unrealized gain on conversion of our equity method investment in LianBio to investment in equity security of $68.5 million upon LianBio’s IPO in November 2021, partially offset by unrealized losses from changes in fair value of such equity security investment through December 31, 2021 of $37.7 million (see Note 7 to our consolidated financial statements) and loss on early extinguishment of our debt of $3.3 million. Other income (expense), net during the year also includes changes in fair value of the LEO Call Option liability. In March 2021, LEO elected to terminate the LEO Call Option, which resulted in derecognition of the LEO Call Option liability of $5.6 million.

Income Taxes

We are subject to U.S. federal, state and foreign income taxes as a corporation. For U.S. federal income tax purposes, we are required to file a consolidated U.S. federal income tax return for the consolidated entities that meet the requirements as prescribed by the consolidated regulations. Those entities that do not meet the threshold to be included in the consolidated filing continue to file separate U.S. federal income tax returns. To the extent we incur operating losses in the periods in which we are treated as a corporation for tax purposes, net operating loss carryforwards may generally be used by us to offset cash taxes on future taxable income, subject to applicable tax laws.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). We realized a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2022 which is fully offset with a valuation allowance.

As of December 31, 2022, we had net operating losses of approximately $1.4 billion and $255.4 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 in the amount of $37.5 million will begin to expire in 2035 and losses generated after 2018 in the amount of $1.4 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2038. As of December 31, 2022, we had federal research and development and orphan drug credit carryforwards of $92.7 million, which will expire beginning in 2036 if not utilized. As of December 31, 2022, we had state research and development credit carryforwards of $17.2 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a valuation allowance against the US Federal and state deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. We have derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax. The valuation allowance increased by $110.0 million and $199.5 million for the years ended December 31, 2022 and 2021, respectively.

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

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests was $3.5 million in 2022, compared to $23.9 million in 2021.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, revenue from certain licensing arrangements and sale of certain assets. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. Restricted cash related to the Navire-BMS License Agreement under the Loan agreement was $37.8 million, which is presented as part of “Restricted cash” on the consolidated balance sheets. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of December 31, 2022, our outstanding debt was $1.7 billion, net of debt issuance costs and accretion.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $484.7 million, $586.5 million and $505.5 million, respectively. We incurred net cash outflow from operations of $419.5 million, $497.9 million, and $399.7 million for the same periods, respectively. We had an accumulated deficit as of December 31, 2022 of $1.9 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (see Note 10 to our consolidated financial statements), as well as obligations under our real estate leases (see Note 14 to our consolidated financial statements) and the remaining liabilities under our restructuring initiative (see Note 17 to our consolidated financial statements).

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

We expect our cash and cash equivalents, marketable securities, restricted cash, and investment in equity securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues and the effects of the ongoing COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

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

Sources of Liquidity

Initial public offerings and at-the-market share issuances

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. As of December 31, 2022, the Company is still eligible to sell up to $345.0 million of our common stock pursuant to the 2020 Sales Agreement under the 2020 Shelf.

Debt

As of December 31, 2022, we have borrowings under the 2029 Notes, the 2027 Notes and the Loan Agreement, which are discussed below. As of December 31, 2021, our debt consisted of borrowings under the 2029 Notes, 2027 Notes, as well as term loans under the Amended Hercules Loan and Security Agreement and the Silicon Valley Bank and Hercules Loan and Security Agreement, both of which were prepaid in full during 2021.

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

We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026, and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2029 Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

Pursuant to the original terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance or collectively, the Term Loan Advances. The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance remained available for funding until December 31, 2022, which was available at our election after the occurrence of certain milestone events relating to data from our clinical trials. The terms related to the Tranche 2 Advance were modified in the First Amendment and Second Amendment as further discussed below. The First Amendment included the reduction of the aggregate amount of the Tranche 2 Advance from $300.0 million to $100.0 million. The Second Amendment eliminated the $100.0 million Tranche 2 Advance. As a result of the Second Amendment, the total aggregate principal amount of the loan is $450.0 million before any mandatory prepayment.

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum, 3.0% of which can be paid in kind, or PIK, until January 1, 2025. Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025, or the Term Loan Amortization Date in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis, or the Acoramidis Milestone, on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026, or the Maturity Date.

We may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium ranging from 1.0% to 3.0% of the principal amount outstanding depending on the timing of payment (plus a customary make-whole amount if prepaid on or prior to November 17, 2022).

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

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our priority review voucher, or PRV, (see Note 12) and, generally, future dispositions of other PRVs;
•
reduced the aggregate amount of the Tranche 2 Advance from $300.0 million to $100.0 million and modified certain conditions to the availability thereof, as mentioned above;
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

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $15.3 million and nil for the years ended December 31, 2022 and 2021, respectively.

In November 2022, we entered into the Second Amendment, which, among other things:

•
acknowledged that the Company's prior prepayment made with certain cash proceeds received in connection with the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 11, satisfied the mandatory prepayment requirement under the Amended Loan Agreement, on the terms and conditions specified in the Amended Loan Agreement;
•
permitted certain budgeted expenses to be excluded from the definition of cash proceeds subject to the Company's mandatory prepayment obligations, on the terms and conditions specified in the Amended Loan Agreement; refer to Note 2 under Restricted Cash section for further discussion.
•
removed certain threshold amounts applicable to certain prepayment events; and
•
terminated the Lenders' $100.0 million Tranche 2 Advance.

Refer to Note 10 in our consolidated financial statements for other details, including our future minimum payments under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(419,494)	$(497,934)	$78,440
Net cash provided by (used in) investing activities	453,147	(200,826)	653,973
Net cash (used in) provided by financing activities	(13,134)	736,446	(749,580)
Net increase in cash, cash equivalents and restricted cash	$20,519	$37,686	$(17,167)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $419.5 million in 2022, consisting primarily of our net loss of $484.7 million, adjusted for non-cash items including a $110.0 million gain from the sale of our PRV (excluding transaction costs), $91.6 million in stock-based compensation expense, $13.6 million of payment-in-kind interest added to the term loan principal, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement, $8.6 million debt accretion, $8.2 million in net loss from certain investment in equity securities, $6.8 million in depreciation and amortization, $6.3 million loss on the sale certain of assets in connection with the Origin-Sentynl APA, $5.2 million in noncash lease expense and $4.6 million fair value of shares issued under the license agreement, as well as $28.1 million net cash inflow related to changes in operating assets and liabilities. The $28.1 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $15.3 million in deferred revenue arising from the Navire-BMS License Agreement, decrease of $15.2 million in receivables from licensing and collaborative agreements, and decrease in other assets of $11.0 million, partially offset by a decrease of $5.0 million in accrued professional services, $4.3 million decrease in accrued research and development liabilities, $2.7 million decrease in other accrued and other long-term liabilities and decrease of $2.4 million in accrued compensation and benefits mainly due to timing of payments.

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

Net Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities was $453.1 million in 2022, consisting primarily of $479.7 million in maturities of marketable securities, $110.0 million gross proceeds from sale of PRV, $52.8 million in sale of investment in equity securities and $10.0 million proceeds from sale of certain assets, partially offset by $137.5 million purchases of marketable securities and $55.6 million purchases of investment in equity securities.

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

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $13.1 million in 2022, consisting primarily of prepayment of term loan of $20.5 million partially offset by net proceeds from the issuance of our common stock through ATM offering of $4.9 million.

Net cash provided by financing activities was $736.4 million in 2021, consisting primarily of net proceeds from the issuance of our 2029 Notes of $731.4 million, from net borrowings under our term loans of $456.3 million and from stock option exercises of $16.6 million, partially offset by repurchases of our common stock of $200.0 million, prepayments of the Amended Hercules Term Loan and the Tranche A loan aggregating to $124.1 million and purchase of capped calls of $61.3 million. We also used cash of $85.1 million to repurchase the noncontrolling interest of Eidos and pay for related direct transaction costs.

Critical Accounting Policies and Estimates

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

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of Accounting Standards Codification ("ASC") 808, Collaborative Arrangements, based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees, contract manufacturing, and research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing, and commercial activities, we record such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we record such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” to our consolidated financial statements appearing under Part II, Item 8 for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022 and 2021, we held cash, cash equivalents, marketable securities and restricted cash of $466.2 million and $787.7 million, respectively. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of December 31, 2022, we had no outstanding debt with a variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $445.2 million, respectively, as of December 31, 2022, and bear fixed interest rates. As of December 31, 2021, we had no outstanding debt with a variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $450.0 million, respectively, as of December 31, 2021, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

We are exposed to changes in the fair value of our investments in equity securities. As of December 31, 2022, our investment in equity securities, which consist of equity securities of publicly held companies, have a balance of $43.7 million. These shares are carried in our consolidated balance sheet at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses. As of December 31, 2021, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $49.1 million. These shares are carried in our consolidated balance sheet at fair value based on the closing price of the shares owned on the last trading day of the reporting period.

We do not believe that inflation and changing prices had a significant impact on our business, financial conditions or results of operations for any of the periods presented herein. Significant adverse changes in inflation and prices in the future could result in material losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	154
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	157
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2022	158
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2022	159
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2022	160
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022	161
Notes to Consolidated Financial Statements	163

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Expenses and Accrued Research and Development Liabilities - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including third-party service agreements with contract research organizations (CROs) and contract manufacturing organizations (CMOs) to provide research and development services related to preclinical studies and clinical trials, which are estimated at each reporting period. As of December 31, 2022, the Company had accrued for $40 million of research and development expenses, of which $34 million is related to CROs and CMOs. In addition, the Company’s total prepaid expenses and other current assets were $22 million and other assets were $20 million, which included $7 million and $10 million, respectively, for amounts paid in advance of services incurred to be performed by CROs and CMOs. The Company incurred $399 million of research and development expenses for the year ended December 31 2022, of which $150 million is related to services provided by CROs and CMOs. The Company records these expenses based on estimates of the services and activities completed to date pursuant to the provisions of the signed contracts relative to the amounts invoiced and paid to date, resulting in an accrued liability or prepaid expense balance at period-end.

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
•
We evaluated publicly available information (e.g., the Company’s website, news, articles, press releases, and investor presentations) and Board of Directors’ materials, and corroborated this information gathered with Company personnel responsible for overseeing the clinical trial activities regarding the status of such activities. We then compared this information to the judgements applied in management’s estimate of the recorded expenses and corresponding accrual and prepaid balances.
•
We evaluated management’s ability to accurately estimate accrual of these third-party research and development costs by performing a lookback analysis, comparing actual results to management’s historical estimates.
•
For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:

— inspecting related agreements, including (but not limited to) master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements, including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.

— sending written confirmations directly to CROs or CMOs to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.

— agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.

— performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2021, to the invoices received after December 31, 2021 to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 23, 2023

We have served as the Company’s auditor since 2018.

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$376,689	$393,772
Marketable securities	51,580	393,743
Investment in equity securities	43,653	49,148
Receivable from licensing and collaboration agreements	17,079	19,749
Restricted cash	37,930	177
Prepaid expenses and other current assets	21,922	32,269
Total current assets	548,853	888,858
Property and equipment, net	14,569	30,066
Operating lease right-of-use assets	10,678	15,907
Intangible assets, net	28,712	44,934
Other assets	20,224	33,027
Total assets	$623,036	$1,012,792
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,558	$11,884
Accrued compensation and benefits	31,256	37,041
Accrued research and development liabilities	39,803	44,138
Accrued professional services	1,790	6,786
Operating lease liabilities, current portion	3,675	4,938
Deferred revenue, current portion	8,156	—
Other accrued liabilities	25,190	30,282
Total current liabilities	121,428	135,069
2029 Notes, net	734,988	733,119
2027 Notes, net	541,634	539,934
Term loan, net	430,993	430,752
Operating lease liabilities, net of current portion	12,274	17,428
Other long-term liabilities	26,643	22,069
Total liabilities	1,867,960	1,878,371
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	(1,589)	1,423
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 156,817,333 shares issued and 150,625,572 shares outstanding as of December 31, 2022, 153,535,084 shares issued and 147,343,323 shares outstanding as of December 31, 2021	157	154
Treasury stock, at cost; 6,191,761 shares as of December 31, 2022 and 2021	(275,000)	(275,000)
Additional paid-in capital	938,703	841,530
Accumulated other comprehensive loss	(328)	(132)
Accumulated deficit	(1,918,149)	(1,436,966)
Total BridgeBio stockholders’ deficit	(1,254,617)	(870,414)
Noncontrolling interests	11,282	3,412
Total stockholders’ deficit	(1,243,335)	(867,002)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$623,036	$1,012,792

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
License and services revenue	$76,094	$65,923	$8,249
Product sales	1,554	3,793	—
Total revenue	77,648	69,716	8,249
Operating costs and expenses:
Cost of license revenue and products sold	3,434	3,114	—
Research and development	399,462	451,024	337,047
Selling, general and administrative	143,189	192,210	145,684
Restructuring, impairment and related charges	43,765	—	—
Total operating costs and expenses	589,850	646,348	482,731
Loss from operations	(512,202)	(576,632)	(474,482)
Other income (expense), net:
Interest income	7,542	1,133	4,015
Interest expense	(80,438)	(46,778)	(36,655)
Gain from sale of priority review voucher, net	107,946	—	—
Other income (expense), net	(7,500)	35,823	1,634
Total other income (expense), net	27,550	(9,822)	(31,006)
Net loss	(484,652)	(586,454)	(505,488)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,469	23,915	56,764
Net loss attributable to common stockholders of BridgeBio	$(481,183)	$(562,539)	$(448,724)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(3.26)	$(3.90)	$(3.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	147,473,076	144,356,619	117,995,457

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(484,652)	$(586,454)	$(505,488)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(196)	(324)	(62)
Comprehensive loss	(484,848)	(586,778)	(505,550)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,469	23,915	56,764
Comprehensive loss attributable to common stockholders of BridgeBio	$(481,379)	$(562,863)	$(448,786)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(in thousands, except shares and per share amounts)

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio		Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balances as of December 31, 2019	$2,243	123,658,287	$124	—	$—	$848,107	$254	$(440,031)	$408,454	$65,279	$473,733
Issuance of shares under equity compensation plans	—	919,502	—	—	—	3,711	—	—	3,711	—	3,711
Issuance of shares under the 2020 Stock and Equity Award Exchange Program	—	655,719	1	—	—	1,673	—	—	1,674	(1,674)	—
Stock-based compensation	—	—	—	—	—	36,530	—	—	36,530	—	36,530
Equity component of 2027 Notes, net of issuance costs and deferred tax liability	—	—	—	—	—	168,078	—	—	168,078	—	168,078
Purchase of capped calls	—	—	—	—	—	(49,280)	—	—	(49,280)	—	(49,280)
Repurchase of common stock	—	(2,414,681)	—	2,414,681	(75,000)	—	—	—	(75,000)	—	(75,000)
Issuance of common stock under ESPP	—	49,696	—	—	—	1,205	—	—	1,205	—	1,205
Repurchase of common stock to satisfy tax withholding	—	(19,134)	—	—	—	(714)	—	—	(714)	—	(714)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Issuance (repurchase) of noncontrolling interest	2,102	—	—	—	—	—	—	—	—	50,828	50,828
Transfers from (to) noncontrolling interest	1,843	—	—	—	—	12,034	—	—	12,034	(13,877)	(1,843)
Net loss	(4,558)	—	—	—	—	—	—	(448,724)	(448,724)	(52,206)	(500,930)
Balances as of December 31, 2020	1,630	122,849,389	125	2,414,681	(75,000)	1,021,344	192	(888,755)	57,906	48,350	106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(3,777,080)	—	3,777,080	(200,000)	—	—	—	(200,000)	—	(200,000)
Issuance of shares under equity compensation plans	—	2,085,286	3	—	—	16,642	—	—	16,645	—	16,645
Stock-based compensation	—	—	—	—	—	89,823	—	—	89,823	—	89,823
Issuance of common stock under ESPP	—	116,222	—	—	—	3,821	—	—	3,821	—	3,821
Repurchase of common stock to satisfy tax withholding	—	(86,940)	—	—	—	(4,747)	—	—	(4,747)	—	(4,747)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(324)	—	(324)	—	(324)
Issuance (repurchase) of noncontrolling interest	3,500	—	—	—	—	—	—	—	—	6,240	6,240
Transfers from (to) noncontrolling interests	(3,456)	—	—	—	—	(2,124)	—	—	(2,124)	5,579	3,455
Net loss	(5,325)	—	—	—	—	—	—	(562,539)	(562,539)	(18,590)	(581,129)
Balances as of December 31, 2021	1,423	147,343,323	154	6,191,761	(275,000)	841,530	(132)	(1,436,966)	(870,414)	3,412	(867,002)
Issuance of shares under equity compensation plans	—	2,658,109	3	—	—	663	—	—	666	—	666
Repurchase of common stock to satisfy tax withholding	—	(171,209)	—	—	—	(1,561)	—	—	(1,561)	—	(1,561)
Stock-based compensation	—	—	—	—	—	94,173	—	—	94,173	—	94,173
Issuance of common stock under ESPP	—	339,549	—	—	—	2,558	—	—	2,558	—	2,558
Issuance of common stock through at-the-market offering, net	—	455,800	—	—	—	4,852	—	—	4,852	—	4,852
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(196)	—	(196)	—	(196)
Issuance (repurchase) of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,815	4,815
Transfers from (to) noncontrolling interest	2,399	—	—	—	—	(3,512)	—	—	(3,512)	1,113	(2,399)
Net loss	(5,411)	—	—	—	—	—	—	(481,183)	(481,183)	1,942	(479,241)
Balances as of December 31, 2022	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(484,652)	$(586,454)	$(505,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	91,559	99,505	58,459
Depreciation and amortization	6,771	5,843	1,456
Noncash lease expense	5,172	5,611	3,088
Net loss (gain) from investment in equity securities	8,222	(29,914)	—
Gain from sale of priority review voucher, excluding transaction costs	(110,000)	—	—
Accrual of payment-in-kind interest on term loan	13,562	—	—
Gain from recognition of receivable from licensing and collaboration agreement	(12,500)	—	—
Fair value of shares issued under license agreements	4,567	—	6,014
Accretion of debt	8,570	5,795	17,737
Fair value adjustment of warrants	1,571	1,197	(3,338)
Loss on sale of certain assets	6,261	—	—
Impairment of long-lived assets	12,720	—	—
LEO call option expense (income)	—	(5,550)	1,472
Loss on early extinguishment of debt	—	3,337	—
Acquired in-process research and development assets	—	—	4,727
Other noncash adjustments	604	7,092	1,225
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	15,169	(19,749)	—
Receivable from a related party	—	—	2,845
Prepaid expenses and other current assets	7,671	(4,262)	(7,059)
Other assets	10,971	(9,816)	(2,146)
Accounts payable	(349)	2,833	(735)
Accrued compensation and benefits	(2,362)	7,378	8,589
Accrued research and development liabilities	(4,309)	11,178	6,170
Accrued professional services	(4,996)	2,157	2,407
Operating lease liabilities	(6,245)	(6,122)	(3,472)
Deferred revenue	15,262	—	—
Other accrued and other long-term liabilities	(2,733)	12,007	8,335
Net cash used in operating activities	(419,494)	(497,934)	(399,714)
Investing activities
Purchases of marketable securities	(137,493)	(589,892)	(287,852)
Maturities of marketable securities	479,688	380,200	249,137
Sales of marketable securities	—	62,691	—
Purchases of investment in equity securities	(55,562)	(53,383)	—
Sales of investment in equity securities	52,835	34,150	—
Increase in cash and cash equivalents from consolidation of PellePharm	—	13,654	—
Payment for intangible assets	(1,500)	(35,000)	—
Proceeds from sale of priority review voucher, excluding transaction costs	110,000	—	—
Proceeds from sale of certain assets	10,000	—	—
Purchases of property and equipment	(4,821)	(13,246)	(7,518)
Other investing activities	—	—	(6,760)
Net cash provided by (used in) investing activities	453,147	(200,826)	(52,993)
Financing activities
Proceeds from issuance of 2029 Notes in 2021 and 2027 Notes in 2020	—	747,500	550,000
Issuance costs and discounts associated with issuance of 2029 Notes and 2027 Notes	—	(16,064)	(13,039)
Purchase of capped calls	—	(61,295)	(49,280)
Repurchase of common stock	—	(200,000)	(75,000)
Proceeds from issuance of noncontrolling interests	—	3,500	2,000
Repurchase of Eidos noncontrolling interest, including direct transaction costs	—	(85,090)	—
Proceeds from term loan, net of issuance costs	—	456,296	—
Repayment of term loan	(20,486)	(124,119)	—
Proceeds from common stock issuances under ESPP	2,558	3,821	1,205
Repurchase of common stock to satisfy tax withholding	(1,561)	(4,746)	(714)
Proceeds from stock option exercises, net of repurchases	666	16,643	12,923
Proceeds from at-the-market issuance of noncontrolling interest by Eidos, net	—	—	24,094
Proceeds from issuance of common stock through at-the-market offering, net	4,852	—	—
Repurchase of noncontrolling interest	—	—	(5,000)
Other financing activities	837	—	—
Net cash (used in) provided by financing activities	(13,134)	736,446	447,189
Net increase (decrease) in cash, cash equivalents and restricted cash	20,519	37,686	(5,518)
Cash, cash equivalents and restricted cash at beginning of year	396,365	358,679	364,197
Cash, cash equivalents and restricted cash at end of year	$416,884	$396,365	$358,679

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54,443	$29,774	$15,322
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Payment-in-kind interest accrued in prior year added to principal of term loan	$1,763	$—	$—
Deferred merger transaction costs included in accounts payable and accrued professional services	$—	$—	$1,842
Leasehold improvements paid by landlord	$—	$2,449	$—
Transfers from (to) noncontrolling interests (Note 6)	$(3,512)	$(2,124)	$12,034
Recognition of property and equipment previously classified in other assets	$—	$—	$10,000
Noncash contribution by a noncontrolling interest	$—	$21,600	$4,727
Unpaid property and equipment	$47	$563	$1,101
Recognized intangible asset recorded in other accrued and other long-term liabilities	$11,000	$12,500	$—
Unpaid debt issuance costs	$—	$1,120	$—
Net noncash portion of repurchase of Eidos noncontrolling interests	$—	$38,168	$—
Direct transaction costs in the repurchase of Eidos recorded in additional paid-in capital previously classified in prepaid expenses and other current assets	$—	$8,749	$—
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$376,689	$393,772	$356,082
Restricted cash	37,930	177	139
Restricted cash - included in other assets	2,265	2,416	2,458
Total cash, cash equivalents and restricted cash at end of year	$416,884	$396,365	$358,679

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

BridgeBio Pharma, Inc. or BridgeBio or the Company, is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio's pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities, or VIEs for which BridgeBio is the primary beneficiary, or, collectively, we, our, or us. BridgeBio is headquartered in Palo Alto, California.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record "Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests" in our consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entities by the respective noncontrolling parties.

In determining whether an entity is considered a controlled entity, we applied the VIE and Voting Interest Entity, or VOE models. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, BridgeBio consolidates the entity if it determines that it has a controlling financial interest in the entity through its ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights. We assess whether we are the primary beneficiary of a VIE or whether we have a majority voting interest for entities consolidated under the VOE model at the inception of the arrangement and at each reporting date.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the years ended December 31, 2022, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

Reclassifications

Certain reclassifications have been made to the consolidated statements of cash flows for the year ended December 31, 2020 to conform to the current year’s presentation. These reclassifications had no net effect on cash flows from operating, investing and financing activities as previously reported.

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

As of December 31, 2020, we had an equity method and equity security investments in PellePharm. The equity security investments in PellePharm were without a readily determinable fair value and were carried at cost less impairment plus or minus observable price changes. PellePharm became a consolidated VIE in April 2021. As of December 31, 2020, we had an equity method investment in LianBio representing ordinary shares held by BridgeBio Pharma, LLC ("BBP LLC"). In November 2021, we no longer held significant influence over LianBio and therefore began accounting for the investment in LianBio under ASC 321, Investments — Equity Securities. Refer to Note 7 for further discussion on the PellePharm and LianBio investments, both of which were no longer accounted for as equity method investments as of December 31, 2021. We no longer have any equity method investments as of December 31, 2022 and 2021.

Under the equity method of accounting, our investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Factors that may be indicative of an impairment include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that is less than its carrying amount. Indicators that a decline in value may be other-than-temporary include the length of time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and our ability to retain our investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. No impairment charge was recognized for the years ended December 31, 2021 and 2020 related to our equity method investments.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. Substantially all of our cash, cash equivalents and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to the financial institutions.

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

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19, or COVID-19, a global pandemic. Since then, healthcare providers and hospitals have focused significant amounts of resources on fighting the virus and its variants, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. Additionally, we may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown and we are monitoring the ongoing COVID-19 pandemic as it continues to evolve. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606, Revenue from Contracts with Customers,
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges.

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

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in "Other income (expense), net". The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$376,689	$393,772	$356,082
Restricted cash	37,930	177	139
Restricted cash, non-current — included in “Other assets”	2,265	2,416	2,458
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$416,884	$396,365	$358,679

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 10. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. As of December 31, 2022, restricted cash related to this agreement was $37.8 million, which is presented as part of “Restricted cash” on the consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2022, restricted cash related to such agreements was $0.1 million and $2.3 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the consolidated balance sheets. As of December 31, 2021, restricted cash related to such agreements was $0.2 million and $2.4 million, which is presented as part of “Restricted Cash” and “Other Assets”, respectively, on the consolidated balance sheets.

Investment in Equity Securities

We have investment in equity securities of public companies starting in 2021. We measure the fair value of our investment in equity securities at each reporting period in accordance with ASC 321, Investments - Equity Securities. Changes in fair value resulting from observable price changes are included in “Other income (expense), net” in our consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our consolidated statements of operations. We generally classify our investment in equity securities as a noncurrent asset. We classify our investment in equity securities as a current asset if we intend to liquidate these shares to fund current operations, should the need arise.

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

Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Depreciation and amortization expense of property and equipment was $4.1 million and $3.3 million for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense was not material for the year ended December 31, 2020.

Leases

Our lease portfolio includes leases for our corporate headquarters, office spaces, and laboratory facilities. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as “Operating lease right-of-use assets”, and the liability component is recorded as “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” in our consolidated balance sheets. The asset component of our finance leases is included in “Property and equipment, net”, and current and noncurrent finance lease liabilities are presented as part of “Other accrued liabilities” and “Other long-term liabilities”, respectively, in our consolidated balance sheets. Assets under finance leases are depreciated in a manner similar to other property and equipment.

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

Asset Acquisitions

We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire in-process research and development, or IPR&D, with no alternative future use is charged to research and development expense at the acquisition date.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of an asset group to the future net undiscounted cash flows that the assets are expected to generate. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Refer to Note 14 for impairment of certain long-lived assets recognized for the year ended December 31, 2022.

Segments

We are a single operating and reportable segment, which is in the business of identifying and advancing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods, and regulatory environment. We are comprehensively managed as one business segment by the Chief Operating Decision Maker, which is our Chief Executive Officer.

Total revenues, which are mainly from license and collaborative arrangements are attributed to regions based on the headquarters of the partner.

•
For the year ended December 31, 2022, approximately 98.2% of our total revenue is from Bristol-Myers Squibb Company, or BMS with headquarters located in New York, United States.
•
For the year ended December 31, 2021, approximately 80% and 13% of our total revenue is from Helsinn Healthcare S.A., or HHC, with headquarters located in Switzerland and from LianBio with headquarters located in Shanghai, China, respectively.
•
For the year ended December 31, 2020, approximately 97% of our total revenue is from LianBio with headquarters located in Shanghai, China.

As of December 31, 2022, and 2021 our capitalized property and equipment located in the United States and Canada is approximately 73% and 27%, and 85% and 15%, respectively.

Capped Call Transactions

In January 2021 and March 2020, in connection with the issuance of the 2029 Notes and the 2027 Notes, respectively, (see Note 10), BridgeBio entered into certain capped call transactions, or the Capped Call Transactions. The Capped Call Transactions are generally expected to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 10). The capped calls meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

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

Collaborative Agreements

We enter into collaboration arrangements with partners, under which we may grant licenses to further develop, manufacture and commercialize our drug compounds and/or product candidates. We may also perform research, development, manufacturing, commercialization, and supply activities under our collaboration agreements. Consideration under these arrangements may include, upfront payments, development and regulatory milestones, expense reimbursements, royalties based on net sales of commercial products, and commercial sales milestone payments.

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements, based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees, contract manufacturing, and research and development activities, we account for those payments within the scope of ASC 606. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing, and commercial activities, we record such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we record such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of December 31, 2022, and 2021, the Company had unbilled receivables of $16.8 million and $6.3 million, respectively. As of December 31, 2022 and 2021, respectively, 97.5% and 94.3% of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of December 31, 2022 and 2021, respectively, are presented as "Receivable from licensing and collaboration agreements" in our consolidated balance sheets.

The Company evaluates the collectability of its receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, customers, and biopharmaceutical companies, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2022 and 2021, the Company did not have an allowance for credit losses.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

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

Sales of Nonfinancial Assets

We generally account for sales of nonfinancial assets that are outside the scope of our ordinary activities under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Pursuant to ASC 610-20, we apply the guidance in ASC 606 to determine if a contract exists, identify the distinct nonfinancial assets, and determine when control transfers and, therefore, when to derecognize the nonfinancial asset. Additionally, we apply the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the sale of the nonfinancial asset.

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

Costs related to contracts without future benefit or contract termination costs are recognized at the earlier of the contract termination or the cease-use dates. Employee severance costs are generally recognized when payments are probable and amounts are reasonably estimable. Other winding down and exit-related costs are recognized as incurred.

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants, restricted stock awards, or RSA, and restricted stock units, or RSU awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan, or ESPP, through which employees may purchase our common stock at a discount to the market price.

We use the Black‑Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire shares granted under our ESPP. The Black‑Scholes option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. We use the “simplified” method to estimate the expected option term.

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

Stock-based compensation is generally recorded in research and development expense, and selling, general and administrative expense based on the function of the applicable employee and non-employee.

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

For U.S. federal income tax purposes, we are required to file a consolidated U.S. federal income tax return for the consolidated entities which meet the requirements as prescribed by the consolidated regulations. Those entities that do not meet the threshold to be included in the consolidated filing continue to file separate U.S. federal income tax returns. We are required to assess stand-alone valuation allowances separately in each entity even though we consolidate their financial results in the consolidated financial statements. We continue to file combined state tax returns in most jurisdictions. As a result, we continue to assess the state portion of valuation allowance for those jurisdictions on a consolidated basis. The Company also operates in various foreign jurisdictions and assesses stand-alone valuation allowances separately in each entity operating overseas.

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

LEO Call Option Liability

We accounted for the LEO Call Option as a current liability as we had the obligation to sell our PellePharm shares to LEO at a pre-determined price if the option is exercised. The LEO Call Option liability was recorded at fair value upon execution of the LEO Agreement. The LEO Call Option liability was subject to remeasurement to fair value at each balance sheet date until the LEO Call Option was either exercised, terminated or it expired as it did not qualify for equity classification. Any change in the fair value of the LEO Call Option liability was recognized as a component of “Other income (expense), net” in the consolidated statements of operations. The LEO Call Option was terminated by LEO in 2021 and, therefore, no longer outstanding as of December 31, 2022. Refer to Notes 3 and 7 for further discussion.

Net Loss per Share Attributable to Common Stockholders of BridgeBio

Basic net loss per share attributable to common stockholders of BridgeBio is calculated by dividing the net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock units and awards and performance-based milestone compensation awards, shares issuable under the employee stock purchase plan and assumed conversion of our 2029 and 2027 Notes. The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share attributable to common stockholders of BridgeBio is the same as diluted net loss per share attributable to common stockholders of BridgeBio since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. We have reviewed all recently issued accounting pronouncements and have determined that such standards that are not yet effective will not have a material impact on our financial statements or do not otherwise apply to our operations.

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$202,250	$202,250	$—	$—
Commercial paper	159,758	—	159,758	—
Total cash equivalents	362,008	202,250	159,758	—
Marketable securities:
Commercial paper	51,580	—	51,580	—
Total marketable securities	51,580	—	51,580	—
Investment in equity securities	43,653	43,653	—	—
LianBio Warrant	570	570	—	—
Total financial assets	$457,811	$246,473	$211,338	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$176,115	$176,115	$—	$—
Commercial paper	56,986	—	56,986	—
Total cash equivalents	233,101	176,115	56,986	—
Marketable securities:
U.S. treasury notes	76,472	—	76,472	—
Commercial paper	167,737	—	167,737	—
Corporate debt securities	122,490	—	122,490	—
Supranational debt securities	27,044	—	27,044	—
Total marketable securities	393,743	—	393,743	—
Investment in equity securities	49,148	49,148	—	—
LianBio Warrant	2,141	2,141	—	—
Total financial assets	$678,133	$227,404	$450,729	$—
Liability
Embedded derivative	$1,171	$—	$—	$1,171

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

Investment in Equity Securities

We have investment in equity securities of publicly held companies, which are actively traded with quoted prices that are readily available, and we do not have restrictions on our ability to sell these securities. Therefore, these are classified within Level 1. Our investment in equity securities had an aggregate fair value of $35.5 million and $18.3 million as of December 31, 2022 and 2021, respectively. We had no investment in equity securities of publicly held companies as of December 31, 2020.

As of December 31, 2022, and 2021, we have an investment in LianBio whose fair value amounted to $8.2 million and $30.8 million, respectively. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under ASC 321 upon completion of LianBio’s initial public offering, or IPO, in November 2021 (see Note 7). The LianBio shares were subject to a lock-up agreement, which restricted our ability to sell the securities through April 2022.

Total realized and unrealized gains and losses associated with investment in equity securities for the periods presented consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Gain on conversion from equity method investment to investment in equity securities	$—	$68,538
Net realized gains recognized on investment in equity securities sold	3,731	2,206
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(11,953)	(40,830)
Total net (losses) gains included in “Other income (expense), net”	$(8,222)	$29,914

LianBio Warrant

As of December 31, 2022, and 2021, our subsidiary, QED Therapeutics, Inc, or QED, held a warrant which entitles QED to purchase shares of LianBio, or the LianBio Warrant, see Note 7. We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

LEO Call Option Liability

As of December 31, 2022 and 2021, we no longer recognized the LEO Call Option that we previously carried as a liability in our consolidated balance sheets. In November 2018, LEO Pharma, or LEO, was granted an exclusive, irrevocable option to acquire our subsidiary, PellePharm, Inc, or PellePharm. The LEO Call Option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO Call Option as a current liability because we were obligated to sell our shares in PellePharm to LEO at a pre-determined price if the option were to be exercised. We remeasured the LEO Call Option to fair value at each subsequent balance sheet date, using unobservable inputs that were classified as Level 3 inputs, until the LEO Call Option either was exercised, terminated or had expired. On March 30, 2021, LEO provided a notice of termination of the LEO Call Option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO Call Option liability to zero as of March 31, 2021. We recognized a gain on remeasurement of the LEO Call Option liability of $5.6 million recorded in “Other income (expense), net” for the year ended December 31, 2021.

Notes

The fair value of our 2029 Notes and our 2027 Notes, or, collectively, the Notes, see Note 10, which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of December 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $314.0 million and $218.6 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2021, the estimated fair value of our 2029 Notes and 2027 Notes, were $444.8 million and $407.1 million, respectively, based on their market prices on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan as of December 31, 2022 and 2021 (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of December 31, 2022 was $377.2 million. The estimated fair value of our outstanding term loan as of December 31, 2021 approximated the carrying amount as the term loan was issued close to the reporting period.

4.
Cash Equivalents and Marketable Securities

We invest in certain U.S. government money market funds classified as cash equivalents. The marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$202,250	$—	$—	$202,250
Commercial paper	159,812	—	(54)	159,758
Total cash equivalents	362,062	—	(54)	362,008
Marketable securities:
Commercial paper	51,854	—	(274)	51,580
Total marketable securities	51,854	—	(274)	51,580
Total cash equivalents and marketable securities	$413,916	$—	$(328)	$413,588

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$176,115	$—	$—	$176,115
Commercial paper	56,988		(2)	56,986
Total cash equivalents	233,103	0	(2)	233,101
Marketable securities:
U.S. treasury notes	76,518	—	(46)	76,472
Commercial paper	167,761	2	(26)	167,737
Corporate debt securities	122,548	—	(58)	122,490
Supranational debt securities	27,046	—	(2)	27,044
Total marketable securities	393,873	2	(132)	393,743
Total cash equivalents and marketable securities	$626,976	$2	$(134)	$626,844

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2022 and 2021, our marketable securities have average contractual maturities of approximately six months. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Eidos Therapeutics, Inc, or Eidos

From the date of BridgeBio’s initial investment until June 22, 2018, the Eidos IPO closing date, Eidos was determined to be a VIE and BridgeBio consolidated Eidos as the primary beneficiary. Subsequent to the Eidos IPO, BridgeBio determined that Eidos was no longer a VIE due to Eidos having sufficient equity at risk to finance its activities without additional subordinated financial support. From June 22, 2018, through January 26, 2021, BridgeBio determined that it held greater than 50% of the voting shares of Eidos and there were no other parties with substantive participating, liquidation or kick-out rights. BridgeBio consolidated Eidos under the VOE model until January 26, 2021, the date on which the Merger Transactions (as defined below) were consummated.

On October 5, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Eidos, Globe Merger Sub I, Inc., or Merger Sub, and Globe Merger Sub II, Inc. (the two latter companies being our indirect wholly-owned subsidiaries), providing for, in a series of merger transactions, or the Merger Transactions, the acquisition by us of all of the outstanding shares of common stock of Eidos, or the Eidos Common Stock, other than shares of Eidos Common Stock that (i) were owned by Eidos as treasury stock, (ii) were owned by us and our subsidiaries and, in each case, not owned on behalf of third parties and (iii) were subject to an Eidos Restricted Share Award (as defined below). Under the Merger Agreement, the stockholders of Eidos had the right to receive, at their election, either 1.85 shares of our common stock or $73.26 in cash per Eidos share in the transaction, subject to proration as necessary to ensure that the aggregate amount of cash consideration was no greater than $175.0 million. In addition, immediately prior to the effective time of the merger of Merger Sub with and into Eidos, or the Effective Time, (i) each option to purchase Eidos Common Stock, or an Eidos Option were to be converted into an option, on the same terms and conditions applicable to such Eidos Option immediately prior to the Effective Time, to purchase a specified number of shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, and (ii) each outstanding award of shares of Eidos Common Stock that was subject to forfeiture conditions (subject to certain exceptions), or, each, an Eidos Restricted Share Award was to be converted into an award, on the same terms and conditions applicable to such Eidos Restricted Share Award immediately prior to the Effective Time, covering a number of whole restricted shares of BridgeBio common stock, calculated pursuant to the terms of the Merger Agreement, with any fractional shares being paid out to the holder of such Eidos Restricted Share Award in cash (conversion of the Eidos Option and the Eidos Restricted Share Awards collectively referred to as the “Eidos Awards Exchange”).

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

6.
Noncontrolling Interests

As of December 31, 2022, and 2021, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. For the years ended December 31, 2022, 2021, and 2020, such adjustments in the aggregate amounts of $(3.5) million, $(2.1) million and $12.0 million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

7.
Equity Method and Other Equity Investments

LianBio

In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest, valued at approximately $3.8 million at the time of the transaction and recognized as license revenue for the year ended December 31, 2019. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The equity interest gave BBP LLC the right to appoint or remove one director to the board of directors of LianBio, and, therefore, can exercise significant influence over LianBio. As a result, we accounted for this investment under the equity method and LianBio was considered a related party.

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

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. BBP LLC no longer exercises significant influence over LianBio; and, therefore, we started accounting for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities which is presented as part of “Other income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, we recorded $22.6 million and $37.7 million, respectively of unrealized loss for the ongoing mark-to-market adjustments of our investment, see Note 3.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, or the QED-LianBio License Agreement (see Note 11), QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. For the years ended December 31, 2020, certain contingent development milestones related to our ability to exercise the warrants to purchase shares in the LianBio subsidiary were achieved, and, as a result, we recognized changes in the fair value of the warrants of approximately $3.3 million in “Other income (expense), net” in our consolidated statements of operations for the year ended December 31, 2020. Changes in fair value of the warrants were not material for the years ended December 31, 2022 and 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations as part of “Other income (expense), net”. The LianBio Warrant, which is presented as part of “Other assets” in our consolidated balance sheets, had a fair value of $0.6 million and $2.1 million as of December 31, 2022 and 2021, respectively.

PellePharm

On November 19, 2018, PellePharm, Inc. entered into the LEO Agreement, pursuant to which LEO Pharma, or LEO was granted an exclusive, irrevocable option to acquire PellePharm. The LEO Call Option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. We accounted for the LEO Call Option as a current liability, or the LEO Call Option Liability, see Note 3 in our consolidated financial statements because BridgeBio was obligated to sell its shares in PellePharm to LEO at a pre-determined price if the option were to be exercised. We remeasured the LEO Call Option to fair value at each subsequent balance sheet date until the LEO Call Option either was exercised, terminated, or had expired.

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

Subsequent to the deconsolidation of PellePharm in 2018, we accounted for our retained common stock investment as an equity method investment and our retained preferred stock investment as a cost method investment. Upon adoption of Accounting Standards Update "ASU" 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in 2019, we accounted for the investment in PellePharm preferred stock as an equity security without a readily determinable fair value. As of December 31, 2020, the aggregate carrying amount of our investments in PellePharm was zero. After the equity method investment was reduced to zero during the three months ended March 31, 2019, BridgeBio subsequently recorded its percentage of net losses consistent with its preferred stock ownership percentage of 61.9% until the equity security investment was also reduced to zero during the remaining period of 2019. BridgeBio's share of net losses for the year ended December 31, 2019 was not material. The carrying amount of BridgeBio’s investment in PellePharm in the consolidated balance sheets through March 31, 2021 represented its maximum loss exposure related to its VIE investment in PellePharm. There were no impairments related to our PellePharm investment through March 31, 2021.

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

8.
Intangible Assets

The following table summarizes our recognized intangible assets for the year ended December 31, 2022 and 2021 as a result of the arrangements described in the following sections:

	December 31, 2022		December 31, 2021
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	12.0 years	$32,500	12.8 years	$47,500
Less: accumulated amortization		(3,788)		(2,566)
Total		$28,712		$44,934

We had no intangible assets as of December 31, 2020. Amortization expense recorded as part of cost of license revenue and products sold for the years ended December 31, 2022 and 2021 was $2.4 million and $2.6 million, respectively. Future amortization expense is $2.4 million for each of the years from 2023 to 2026 and $19.1 million thereafter.

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. or Novartis, pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases. QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development, or IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

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

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc., or Origin, entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company, or Alexion, to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, or IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

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

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc., or Sentynl, in March 2022, or the Origin-Sentynl APA, (see Note 12), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc., or FMI, entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQ in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQ in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. As of December 31, 2022, the amount due to FMI is presented in our consolidated balance sheet in “Other accrued liabilities” and “Other long-term liabilities” for $2.5 million and $8.5 million, respectively. As of December 31, 2021, the amount due to FMI is presented in our consolidated balance sheet in “Other accrued liabilities” for $1.5 million and “Other long-term liabilities” for $11.0 million.

9.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program, or the Exchange Program, see Note 16. The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards, or RSAs. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of December 31, 2022.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,142	$831
Stock (2)	60,558	9,716
Cash or stock at our sole discretion	103,072	2,080
Total	$173,772	$12,627
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 16.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2022, we have liabilities for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 17). As of December 31, 2021, there were no material amounts accrued related to termination charges.

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

10.
Debt

Notes

2029 Notes

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers, or the 2029 Notes Initial Purchasers, pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021, which resulted in the total aggregate principal amount of $747.5 million.

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

A holder of 2029 Notes may convert all or any portion of its 2029 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2028, in multiples of $1,000 only under the following circumstances:

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
•
During the five-business day period after any five consecutive trading day period, or the measurement period, in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
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

2027 Notes

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, pursuant to an Indenture dated March 9, 2020, or the 2027 Notes Indenture, between us and U.S. Bank National Association, as trustee (the “2027 Notes Trustee”), in a private offering to qualified institutional buyers, or the 2020 Note Offering, pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers, or the 2027 Notes Initial Purchasers, resulting from the exercise in full of their option to purchase additional 2027 Notes.

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

A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026, in multiples of $1,000 only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "Conversion Price Condition");
•
During the five-business day period after any five consecutive trading day period, or the measurement period, in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or,
•
Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

Only during each of the calendar quarters ended March 31, 2021 and June 30, 2021, the 2027 Notes were eligible for conversion at the option of the holders as the Conversion Price Condition was met during the period. The Conversion Price Condition was not met for any other period during fiscal years 2022 and 2021.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	December 31, 2022		December 31, 2021
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(12,512)	(8,366)	(14,381)	(10,066)
Net carrying amount	$734,988	$541,634	$733,119	$539,934

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes:

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total	2027 Notes
	(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569	$15,557	$13,750	$29,307	$11,153
Amortization of debt discount and issuance costs	1,869	1,699	3,568	1,682	1,654	3,336	15,649
Total interest and amortization expense	$18,688	$15,449	$34,137	$17,239	$15,404	$32,643	$26,802
Effective interest rate	2.6%	2.8%		2.6%	2.8%		8.8%

As of December 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2021, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Other accrued liabilities” in our consolidated balance sheets.

Future minimum payments under the Notes as of December 31, 2022, are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Year ending December 31:
2023	$16,819	$13,750	$30,569
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
Thereafter	772,728	—	772,728
Total future payments	856,823	611,875	1,468,698
Less amounts representing interest	(109,323)	(61,875)	(171,198)
Total principal amount	$747,500	$550,000	$1,297,500

Capped Call and Share Repurchase Transactions with Respect to the Notes

On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively), or, together, the Capped Call Transactions, with certain financial institutions, or the Capped Call Counterparties. We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.

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

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market, or Nasdaq, on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as treasury stock.

Term Loan

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement, or the Loan Agreement, by and among (i) U.S. Bank National Association, in its capacity as administrative agent, or, in such capacity, the Administrative Agent, and collateral agent, or, in such capacity, the Collateral Agent, (ii) certain lenders, or the Lenders, (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors, or the Guarantors. In May 2022, we entered into the First Amendment to the Loan Agreement, or the First Amendment, and in November 2022, we entered into the Second Amendment to the Loan Agreement, or the Second Amendment, as further described below.

Pursuant to the original terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, comprised of (i) a tranche 1 advance of $450.0 million, or the Tranche 1 Advance, and (ii) a tranche 2 advance of $300.0 million, or the Tranche 2 Advance or collectively, the Term Loan Advances. The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance remained available for funding until December 31, 2022, which was available at our election after the occurrence of certain milestone events relating to data from our clinical trials. The terms related to the Tranche 2 Advance were modified in the First Amendment and Second Amendment as further discussed below. The First Amendment’s term included the reduction of the aggregate amount of the Tranche 2 Advance from $300.0 million to $100.0 million. The Second Amendment eliminated the $100.0 million Tranche 2 Advance. As a result of the Second Amendment, the total aggregate principal amount of the loan is $450.0 million before any mandatory prepayment.

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum, 3.0% of which can be paid in kind, or PIK, until January 1, 2025. Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025, or the Term Loan Amortization Date, in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis, or the Acoramidis Milestone, on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026, or the Maturity Date.

We may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium ranging from 1.0% to 3.0% of the principal amount outstanding depending on the timing of payment (plus a customary make-whole amount if prepaid on or prior to November 17, 2022).

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events “prepayment events”), which could be 50.0% or 75.0% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our priority review voucher, or PRV, see Note 12 and, generally, future dispositions of other PRVs;
•
reduced the aggregate amount of the Tranche 2 Advance from $300.0 million to $100.0 million and modified certain conditions to the availability thereof, as mentioned above;
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

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $15.3 million for the year ended December 31, 2022.

In November 2022, we entered into the Second Amendment, which, among other things:

•
acknowledged that the Company’s prior prepayment made with certain cash proceeds received in connection the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 11, satisfied the mandatory prepayment requirement under the Amended Loan Agreement, on the terms and conditions specified in the Amended Loan Agreement;
•
permitted certain budgeted expenses to be excluded from the definition of cash proceeds subject to the Company’s mandatory prepayment obligations, on the terms and conditions specified in the Amended Loan Agreement, refer to Note 2 under Restricted Cash section for further discussion.
•
removed certain threshold amounts applicable to certain prepayment events; and
•
terminated the Lenders’ $100.0 million Tranche 2 Advance.

For the year ended December 31, 2022, we recognized interest expense related to the Loan Agreement of $46.1 million, of which $5.0 million, relates to amortization of debt discount and issuance costs. For the year ended December 31, 2021, we recognized interest expense related to the Loan Agreement of $5.5 million, of which $0.6 million, relates to amortization of debt discount and issuance costs. As of December 31, 2022 and 2021, interest payable included in “Other accrued liabilities” in our consolidated balance sheets amounted to $6.4 million and $5.0 million, respectively.

The following table summarizes our term loans:

	December 31, 2022	December 31, 2021
	(in thousands)
Principal value of term loans	$429,916	$450,000
PIK added to principal	15,324	—
Debt discount, issuance costs and exit fees accretion	(14,247)	(19,248)
Term loan, net	$430,993	$430,752

Future minimum payments under the Loan Agreement as of December 31, 2022, are as follows:

Amount
(in thousands)
Year Ending December 31:
2023	$37,051
2024	40,628
2025	40,628
2026	499,698
Total future payments	618,005
Less amounts representing interest	(164,167)
Less exit fee	(8,598)
Total principal amount of term loan payments	$445,240

Hercules Loan and Security Agreement

We had a Loan and Security Agreement, as amended from time to time, with Hercules Capital, Inc., or Hercules, or the Hercules Term Loan, under which we borrowed principal amounts of $35.0 million, or Tranche I, $20.0 million, or Tranche II, $20.0 million, or Tranche III, and $25.0 million, or Tranche IV.

In January 2021, we executed the Fifth Amendment to the Loan and Security Agreement primarily to allow us to issue our 2029 Notes and to enter into the related 2021 Capped Call and share repurchase transactions.

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement, or the Amended Hercules Term Loan.

The Amended Hercules Term Loan was prepaid in full in November 2021 using a portion of the net proceeds from the Tranche 1 Advance under the Loan Agreement mentioned above, which resulted in a loss on early extinguishment of debt of $2.6 million that is included in “Other income (expense)” in our consolidated statements of operations. For the years ended December 31, 2021, and 2020, we recognized interest expense related to the Amended Hercules Term Loan of $8.1 million and $7.9 million, respectively, of which $1.7 million and $1.3 million, respectively, relates to amortization of debt discount and issuance costs.

Silicon Valley Bank and Hercules Loan and Security Agreement

Eidos entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, and Hercules Capital, Inc. or the SVB and Hercules Loan Agreement, under which Eidos borrowed a principal amount of $17.5 million, or the Tranche A Loan, in November 2019. The Tranche A Loan was subject to an interest rate equal to the greater of either (i) 8.50% or (ii) 3.25% plus the prime rate as reported in The Wall Street Journal (8.50% during the relevant period in 2021) and had an original maturity date of October 2, 2023.

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

11.
License and Collaboration Agreements

License Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc., or Navire, entered into an exclusive license development and commercialization agreement with BMS, or the Navire-BMS License Agreement, pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea, or the Asia Region. The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations, or the 2021 Navire-BMS Agreement. The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire collected in full in June 2022. Additionally, Navire is eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Navire will retain the option to acquire higher royalties in the United States in connection with funding a portion of development costs upon the initiation of registrational studies. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials collectively, the Phase 1 Trials, and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS License Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within research and development in our consolidated statement of operations.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct within the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. Options for additional goods or services were not considered material rights as they were not offered at a discount, and as such not identified as performance obligations, at the inception of the Navire-BMS License Agreement.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of the inception of the agreement and as of December 31, 2022. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price of $90.0 million based on the stand-alone selling prices, or SSP, of each of the performance obligations as follows:

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

We recognized revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to BMS. The transfer of the rights and control of the license occurred in June 2022, thus we recognized the full amount allocated to the license and related know-how during the year ended December 31, 2022.
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the year ended December 31, 2022 was $4.5 million.

For the year ended December 31, 2022, we recognized $74.7 million of revenue from the Navire-BMS License Agreement. Our consolidated balance sheet as of December 31, 2022 includes a deferred revenue balance of $15.3 million ($8.2 million presented as “Deferred revenue, current portion” and $7.1 million included in “Other long-term liabilities”) related to our research and development services obligation.

License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. or HHC, and Helsinn Therapeutics (U.S.), Inc., or HTU, and collectively with HHC, Helsinn, or the QED-Helsinn License and Collaboration Agreement, pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau, or Greater China, and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. Under this agreement, Helsinn is likewise entitled to a right of first negotiation with respect to specific territories subject to the occurrence of a contingent event. As part of this agreement, QED was also required to transfer inventory within the transitional period, as described in the QED-Helsinn License and Collaboration Agreement. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Under the terms of the QED-Helsinn License and Collaboration Agreement, QED was eligible to receive payments totaling up to approximately $2.45 billion in the aggregate, including over $100.0 million in upfront, regulatory and launch milestone payments, and the remainder subject to the achievement of specified commercial milestones, as well as tiered royalties in the high teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of the United States and Greater China. Upon approval by the FDA, QED and HTU will co-commercialize infigratinib in the licensed indications in the United States and will share profits and losses on a 50:50 basis. In May 2021, we received such FDA approval for an oncology indication in the United States and effective as of that date, sharing of profits and losses commenced. QED and Helsinn will share global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement, or the Amended QED-Helsinn License and Collaboration Agreement, effective as of March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn has an exclusive license to commercialize infigratinib in the U.S. and is responsible for developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

Pursuant to the Amended QED-Helsinn License and Collaboration Agreement, QED no longer shared in the commercialization of infigratinib in the licensed indications in the United States or was responsible for any global development costs for infigratinib in the licensed indications.

Additionally, under the Amended QED-Helsinn License and Collaboration Agreement, QED was eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provides for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED's contracted activities incurred during the transitional period are fully reimbursable by Helsinn and will be paid to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI described in Note 8 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording the receivable, we recognized a corresponding gain that is recorded as part of “Other income (expense), net” in our consolidated statement of operations for the year ended December 31, 2022.

On August 23, 2022, we received written notice from Helsinn of its intent to terminate the Amended QED-Helsinn License and Collaboration Agreement for convenience, pursuant to its terms, citing commercial considerations. Effective December 21, 2022, QED and Helsinn, or the Helsinn Parties entered into a Mutual Termination Agreement, or MTA which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. Under the terms of the MTA, the Helsinn Parties are responsible for performing certain close-out services to enable QED to pursue the development, manufacturing, and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. Additionally, QED will no longer be entitled to any future regulatory or sales-based milestone payments and will continue to receive royalties on net sales of TRUSELTIQ until Helsinn no longer sells the licensed product by March 31, 2023. The Helsinn Parties delivered notice to the FDA notifying them that the distribution of TRUSELTIQ is permanently discontinued and that all clinical investigations under the associated IND are discontinued.

In accordance with the MTA, all outstanding obligations under the Amended QED-Helsinn License and Collaboration agreement related to the contracted services during the transitional period became due. This includes the reimbursable contracted research and development and commercial activities of $18.8 million and the reimbursement of QED’s obligation to FMI of $12.5 million described in Note 8. In accordance with the payment terms of the MTA, we received $15.0 million from Helsinn in December 2022. The remaining outstanding balance as of December 31, 2022 is $16.3 million and is presented in “Receivables from licensing and collaboration agreements” within our consolidated balance sheets. Of the receivable outstanding, $5.3 million was received in January 2023 and the remaining $11.0 million relates to the reimbursement of QED’s obligation to FMI which is due in eleven equal monthly installments commencing in February 2023.

All costs incurred subsequent to the transitional period are considered close-out costs and the responsibilities between the Helsinn Parties are outlined within the Close-Out Plan, as defined in the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED, per the terms of the MTA. As of December 31, 2022, QED has incurred $11.0 million of costs relating to the Close-Out Plan. The activities within the Close-Out Plan are expected to be completed during 2023. All costs incurred, including Helsinn’s reimbursements, are recorded in "Restructuring, impairment and related charges" within our consolidated statement of operations. See Note 17.

Prior to the execution of the MTA, both the QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement were considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the significant risks and rewards of the collaborative activity, and partially within the scope of ASC 606 for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

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

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. At the inception of the QED-Helsinn License and Collaboration Agreement we considered all future potential regulatory milestones to be variable consideration that are fully constrained . We determined that the achievements of such regulatory milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at the inception date. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. In the fourth quarter of 2021, we received validation from the EMA for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $10.0 million to $56.0 million. The Amended QED-Helsinn License and Collaboration Agreement did not affect the transaction price as the modifications to the transaction price related solely to variable consideration, consisting of regulatory and sales-based milestone payments and royalties. The remaining future potential regulatory milestone payments did not result in a modification to the transactions price as the transaction price as they were determined to be fully constrained under ASC 606. QED began to receive royalties for net sales of the licensed products sold in the United States upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement.

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

As of December 31, 2021, we had provided all necessary information to Helsinn for it to benefit from the license under the license term and completed the transfer of inventory. During the year ended December 31, 2021, we recognized $56.0 million of license revenue, under these units of account accounted for under ASC 606.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, we have recognized Helsinn’s share of research and development expenses of $2.9 million and $38.4 million as reduction of research and development expenses during the years ended December 31, 2022 and 2021, respectively, which represents 60% reimbursement of research and development expenses incurred. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $18.6 million as reduction of research and development expenses for the year ended December 31, 2022, which represents 100% reimbursement of research and development costs incurred during the transitional period relating to infigratinib in the licensed indications.

Following the FDA approval of TRUSELTIQ in May 2021, we were the principal selling party of this product in the United States and recognized product sales in the consolidated statement of operations. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQ to Helsinn, and Helsinn became the principal selling party. Accordingly, beginning in 2022, we no longer recognized product sales associated with TRUSELTIQ, although we continued to share losses on a 50:50 basis through February 28, 2022 in accordance with the QED-Helsinn License and Collaboration Agreement. Pursuant to the QED-Helsinn License and Collaboration Agreement, we accounted for Helsinn’s share of the co-commercialization loss of $1.3 million and $8.9 million as reduction to selling, general and administrative expenses during the years ended December 31, 2022 and 2021, respectively. In accordance with the Amended QED-Helsinn License and Collaboration Agreement, we have recognized $0.2 million as a reduction to selling, general and administrative expenses during the year ended December 31, 2022, which represents 100% reimbursement of commercial activity costs incurred during the transitional period relating to infigratinib in the licensed indications in the United States.

License Agreements with LianBio

Navire

In August 2020, Navire entered into an exclusive license agreement with LianBio, or the Navire-LianBio License Agreement. Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398, or BBP-398, for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories.

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the year ended December 31, 2022, Navire has billed insignificant amounts to LianBio as part of the clinical supply agreement and recognized such amounts as license revenue.

In the second quarter of 2021, a development milestone became probable. Since the uncertainty of the variable consideration related to the development milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $8.5 million and recognized the entire amount as license revenue during the year ended December 31, 2021.

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

QED

In October 2019, QED entered into an exclusive license agreement with LianBio (the "QED-LianBio License Agreement"). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is entitled to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (see Note 7).

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in the fourth quarter of 2021. QED has supplied insignificant amounts to LianBio as part of the clinical supply agreement and recognized such amounts as license revenue during the year ended December 31, 2021. No such clinical supply was provided to LianBio during the year ended December 31, 2022.

We consider the future potential development milestone as well as the sales-based royalties to be variable consideration. The future potential milestone payments were not included in the transaction price as they were all determined to be fully constrained under ASC 606. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at this stage. We expect that the royalty arrangements and sales-based milestones will be recognized when the sales occur, or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

License Agreement with Alexion

In September 2019, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc., or together Alexion, to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis, or the Eidos-Alexion License Agreement. Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

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

Eidos considers the future potential regulatory milestones of up to approximately $30.0 million and the sales-based royalties to be variable consideration. Eidos excluded the regulatory milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside of Eidos’ control. As the sales-based royalties are all related to the license of the intellectual property rights, Eidos will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception under ASC 606. Eidos will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Eidos finalized the clinical supply agreement with Alexion in July 2020, which was determined to be a separate performance obligation from the license. Eidos has shipped insignificant amounts to Alexion as part of the clinical supply agreement and recognized such amounts as license revenue.

12.
Sale of Nonfinancial Assets

Sale of Priority Review Voucher

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under an FDA program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary, Origin received approval of NULIBRYTM. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We accounted for this transaction under ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We received the gross proceeds of $110.0 million during the year ended December 31, 2022 and recognized a gain of $107.9 million, net of transaction costs, for the year ended December 31, 2022.

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRY, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022, or the Closing Date. Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones, including the first pricing approval in an EMA country or EMA major market country, under the Origin-Alexion APA (see Note 8) and under a separate agreement with a third party. As of December 31, 2022, we paid $3.5 million of the regulatory-based milestone payment as the milestone criteria was met.

We accounted for this transaction under ASC 610-20. Upon the Closing Date, we recognized a loss on sale of $6.3 million within “Other income (expense), net” in our consolidated statement of operations for the year ended December 31, 2022. The loss on sale was determined as the difference in the aforementioned upfront payment and the carrying value of the assets purchased by Sentynl of approximately $16.3 million, which comprised mainly of intellectual property rights and related intangible assets and existing inventories as of the Closing Date.

Origin’s sale of the assets covered in the Origin-Sentynl APA was not subject to the limitation on our ability to dispose of assets under the terms of the Loan Agreement (see Note 10).

13. In-licensing Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University Stanford University, or Stanford University, relating to Eidos’ drug discovery and development initiatives. Under this agreement, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the years ended December 31, 2022, 2021 and 2020, the cost of license revenue was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into two subsequent license agreements, or Additional Leidos Licenses, in August 2022; the two Additional Leidos Licenses related to (i) KRAS G12C inhibitor and (ii) P13Ka breaker compounds. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the years ended December 31, 2022, 2021, and 2020, TheRas recognized research and development expenses of $3.2 million, $2.8 million, and $2.3 million, respectively, in connection with the Leidos Agreements.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 8, QED and FMI entered into a diagnostics agreement relating to QED's drug discovery and development initiatives. For the years ended December 31, 2022, 2021 and 2020, QED recognized research and development expenses of $2.6 million, $4.2 million, and $4.8 million, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

14. Leases

We have operating leases for our corporate headquarters, office spaces and laboratory facilities. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment. Our finance lease, which is presented as part of “Property and equipment, net” in our consolidated balance sheets, is not material.

Certain leases include renewal options at our election, and we include the renewal options when we are reasonably certain that the renewal option will be exercised. The lease liabilities were measured using a weighted-average discount rate based on the most recent borrowing rate as of the calculation of the respective lease liability, adjusted for the remaining lease term and aggregate amount of the lease.

The components of lease cost are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Straight line operating lease costs	$5,172	$5,611	$3,786
Finance lease costs	443	402	9
Variable lease costs	6,142	4,243	832
Total lease costs	$11,757	$10,256	$4,627

Supplemental cash flow information related to leases are as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,245	$6,122	$4,169
Operating cash flows for finance lease	423	272	34
Right-of-use assets obtained in exchange of lease obligations
Operating leases	240	6,380	19,595
Finance lease	—	—	1,726

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.3	5.6
Finance lease	3.1	4.1
Weighted-average discount rate
Operating leases	5.96%	5.58%
Finance lease	6.62%	6.62%

As of December 31, 2022, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Year ending December 31:
2023	$4,495
2024	3,971
2025	3,938
2026	1,869
2027	850
Thereafter	3,355
Total future minimum lease payments	18,478
Imputed interest	(2,529)
Total	$15,949

Reported as of December 31, 2022
Operating lease liabilities, current portion	$3,675
Operating lease liabilities, net of current portion	12,274
Total operating lease liabilities	$15,949

We recognized an impairment loss for certain asset groups estimated using discounted cash flow model (income approach) of $3.3 million included in “Selling, general and administrative” expenses in our consolidated statement of operations for the year ended December 31, 2021. The impairment loss for the year ended December 31, 2021 includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment, namely leasehold improvements, office furniture, and equipment that we no longer use. The impairment loss related to operating lease right-of-use assets for the year ended December 31, 2022 is not material.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. In accordance with the termination agreement, we paid the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million. For the year ended December 31, 2022, we recorded an impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite ceased pursuant to the termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our consolidated statement of operations for the year ended December 31, 2022 (see Note 17).

15. Share Repurchase Program and Shelf Registration

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of December 31, 2022 and 2021.

2020 Shelf Registration

On July 7, 2020, we filed a shelf registration statement on Form S-3, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof, or the 2020 Sales Agreement. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. As of December 31, 2022, the Company is still eligible to sell up to $345.0 million of our common stock pursuant to the 2020 Sales Agreement under the 2020 Shelf. We did not issue any shares or receive any proceeds from this offering for the years ended December 31, 2021 and 2020.

16. Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$37,700	$287	$37,987
Selling, general and administrative	54,669	—	54,669
Restructuring, impairment and related charges	1,172	—	1,172
Total stock-based compensation	$93,541	$287	$93,828

	Year Ended December 31, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$53,829	$2,366	$56,195
Selling, general and administrative	46,357	3,022	49,379
Total stock-based compensation	$100,186	$5,388	$105,574

	Year Ended December 31, 2020
	BridgeBio Equity Plan	Eidos Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$16,316	$5,743	$626	$22,685
Selling, general and administrative	30,285	5,159	330	35,774
Total stock-based compensation	$46,601	$10,902	$956	$58,459

We have recorded $2.2 million, $6.0 million, and $3.0 million of stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan, or the 2019 Plan, which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. On June 2, 2020, our stockholders approved an amendment and restatement of the 2019 Plan, or the A&R 2019 Plan, to, among other things, increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. The A&R 2019 Plan was further amended on December 15, 2021, or as amended, the “2021 A&R Plan.

The 2019 Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by 5% of the issued and outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

On November 13, 2019, we adopted the 2019 Inducement Equity Plan, or the 2019 Inducement Plan. The 2019 Inducement Plan provides for the grant of stock-based awards to induce highly qualified prospective officers and employees who are not currently employed by BridgeBio or its Subsidiaries to accept employment and to provide them with a proprietary interest in BridgeBio, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards.

As of December 31, 2022, 7,926,630 shares and 305,588 shares were reserved for future issuances under the 2021 A&R Plan and 2019 Inducement Plan, respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange, or the Eidos Award Exchange Plan, all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program, or the Exchange Program, for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and restricted stock awards, or RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 A&R Plan to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones, or, collectively, the New Awards. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

For the years ended December 31, 2022, 2021, and 2020, we recognized $0.7 million, $26.7 million and $9.6 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of each of the reporting date. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of December 31, 2022.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the years ended December 31, 2022 and 2021 we recognized $1.9 million and $7.9 million, respectively, of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of each reporting date. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of December 31, 2022.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the year ended December 31, 2022:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021		12,141,756
Regular equity program	9,493,258		$31.85	8.5	$—
Eidos Awards Exchange	2,107,626		$16.14	6.9	$10,147
Exchange Program	540,872		$2.46	7.0	$7,956
Granted		1,468,894
Regular equity program	1,468,894		$8.45
Exercised		(289,165)
Eidos Awards Exchange	(155,635)		$2.64
Exchange Program	(133,530)		$1.89
Cancelled		(1,683,624)
Regular equity program	(1,150,216)		$34.80
Eidos Awards Exchange	(506,106)		$23.66
Exchange Program	(27,302)		$6.67
Outstanding as of December 31, 2022		11,637,861
Regular equity program	9,811,936		$28.00	7.7	$—
Eidos Awards Exchange	1,445,885		$14.96	5.9	$1,427
Exchange Program	380,040		$2.35	6.2	$2,246
Exercisable as of December 31, 2022		7,091,695
Regular equity program	5,500,728		$27.74	7.0	$—
Eidos Awards Exchange	1,220,199		$13.50	5.7	$1,418
Exchange Program	370,768		$2.24	6.2	$2,211

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $5.24.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022, in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the year ended December 31, 2022, was $2.2 million.

For the years ended December 31, 2022, 2021, and 2020, we recognized stock-based compensation expense of $39.7 million, $31.1 million and $15.6 million, respectively, related to stock options under the Plans. As of December 31, 2022, there was $53.2 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the year ended December 31, 2022:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,537,719	$45.36
Granted	4,700,333	$8.56
Vested	(1,953,772)	$22.42
Cancelled	(2,175,638)	$31.32
Balance as of December 31, 2022	4,108,642	$21.60

The RSUs have a service condition and generally vest over a period of two to four years.

For the years ended December 31, 2022, 2021, and 2020, we recognized stock-based compensation expense of $43.1 million, $25.0 million, and $7.4 million, respectively, related to shares of RSUs under the Plans. As of December 31, 2022, there was $82.1 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards (RSAs) of BridgeBio

In 2019, all unvested outstanding management incentive units and common units of BBP LLC which existed prior to the reorganization and IPO were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the year ended December 31, 2022:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	1,789,943	$5.50
Granted — Exchange Program	407,786	$7.94
Vested — Exchange Program	(407,786)	$7.94
Vested — Regular equity program	(1,091,320)	$4.39
Cancelled — Regular equity program	(46,565)	$6.22
Balance as of December 31, 2022	652,058	$7.29

For the years ended December 31, 2022, 2021 and 2020, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Exchange Program	$3,238	$24,065	$2,292
Other RSAs	5,326	6,240	8,384
Total stock-based compensation expense	$8,564	$30,305	$10,676

As of December 31, 2022, there was $4.7 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 1.1 year. The respective balances of unvested RSAs as of December 31, 2022 and 2021 are included as outstanding shares disclosed in the consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

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

For the year ended December 31, 2022, we recognized $2.6 million of stock-based compensation expense related to our ESPP while the stock-based compensation expense for the years ended December 31, 2021 and 2020 was not material. As of December 31, 2022, 3,895,891 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. We used the following weighted-average assumptions in the Black-Scholes calculations:

	Year Ended December 31,
	2022		2021		2020
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	6.00	0.50	5.50-6.08	0.50	5.00-6.08	0.40-0.65
Expected volatility	65.9%	52.0% - 191.7%	49.0%-52.0%	47.6%-52.0%	36.3%-46.4%	32.5%-47.6%
Risk-free interest rate	3.2%	0.1% - 3.1%	0.6%-1.3%	0.1%-0.1%	0.3%-1.5%	0.1%-1.6%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value of stock-based awards granted	$5.24	$6.29	$23.09	$18.31	$11.29	$10.48

Equity Awards of Eidos

Prior to the Merger Transactions, Eidos issued its own equity-based awards under the Eidos 2016 Equity Incentive Plan and the Eidos 2018 Stock Option and Incentive Plan, or collectively, the Eidos Plans. Upon closing of the Merger Transactions, we issued 2,776,672 stock options to purchase common stock of BridgeBio and 25,972 shares of BridgeBio RSUs to 88 employees of Eidos under the Eidos Award Exchange in exchange for their then outstanding common stock options and RSUs under the Eidos Plans, or the Replaced Awards. The awards issued in the Eidos Award Exchange have the same vesting terms and conditions as the Replaced Awards. We evaluated the exchange of the awards as a modification under ASC 718 and recognized no incremental compensation cost from such modification.

Stock-based compensation under the Eidos Plans from January 1, 2021 until the closing of the Merger Transactions was not material. For the year ended December 31, 2020, Eidos recognized stock-based compensation expense of $10.9 million which comprised mainly of expenses related to stock options under the Eidos Plans.

For the year ended December 31, 2020, the fair value of Eidos stock option awards was estimated at the date of grant using a Black-Scholes model with the following assumptions:

Year Ended December 31, 2020
Expected term (in years)	6.06
Expected volatility	72.1%
Risk-free interest rate	0.52%
Dividend yield	—

Eidos likewise issued RSUs under the Eidos Plans and had ESPP program under its 2018 Employee Stock Purchase Plan. For the year ended December 31, 2020 stock-based compensation expense under these equity awards was not material.

17. Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the fiscal year ended December 31, 2022, restructuring, impairment and related charges amounted to $43.8 million consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We are continuing to evaluate our restructuring initiatives for fiscal year 2023 and we estimate to incur total charges in the range of approximately $6.0 million to $9.0 million. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

There were no restructuring initiatives in prior years. Restructuring, impairment and related charges included in our consolidated statement of operations for the year ended December 31, 2022 consisted of the following:

Year ended December 31, 2022
(in thousands)
Winding down, exit and other related costs	$20,739
Long-lived assets impairments and write-offs	12,720
Severance and employee-related costs	10,306
Total	$43,765

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the year ended December 31, 2022:

Year ended December 31, 2022
(in thousands)
Balance as of December 31, 2021	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 14)	2,185
Restructuring, impairment and related charges	43,765
Cash payments	(25,232)
Noncash activities	(13,892)
Balance as of December 31, 2022	$6,826

Reported as of December 31, 2022	(in thousands)
Accounts payable	$896
Accrued compensation and benefits	41
Accrued research and development liabilities	5,889
Total	$6,826

18. Income Taxes

The following table presents the components of net loss before income taxes:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$485,079	$586,478	$505,488
Foreign	(427)	(24)	—
Total loss before income taxes	$484,652	$586,454	$505,488

There was no current or deferred income tax expense or benefit (domestic and foreign) for the years ended December 31, 2022, 2021, and 2020.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year ended December 31,
	2022	2021	2020
Tax at statutory federal rate	21.0%	21.0%	21.0%
Change in valuation allowance	(21.7)	(25.6)	(25.0)
Research and development credits	3.2	3.9	3.3
Stock-based compensation	(1.8)	1.2	1
Other	(0.7)	(0.5)	(0.3)
Effective income tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$325,830	$331,537
Amortization	9,172	9,570
Accruals and reserves	5,261	8,833
Stock-based compensation	16,134	10,233
Tax credits	86,012	67,724
Operating lease liabilities	3,075	3,821
Deferred income from asset sale	2,391	—
Capitalized research and experimental expenditures	77,190	—
Deferred interest expense	13,154	—
Property and equipment	600	—
Other	268	448
Gross deferred tax assets	539,087	432,166
Less valuation allowance	(533,929)	(423,909)
Deferred tax assets, net of valuation allowance	5,158	8,257
Deferred tax liabilities:
Property and equipment	—	(339)
Operating lease right-of-use assets	(2,001)	(2,844)
Unrealized gains and losses	(3,157)	(5,074)
Deferred tax liabilities	(5,158)	(8,257)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.4 billion and $255.4 million, respectively. The federal net operating losses generated prior to 2018 amounting to $37.5 million will begin to expire in 2035, losses generated after 2018 amounting to $1.4 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2038.

As of December 31, 2022, we had federal research and development and orphan drug credit carryforwards of $92.7 million, which will expire beginning in 2036 if not utilized. As of December 31, 2022, we have California and other state research and development tax credit carryforwards of $17.2 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generates a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2022 which is fully offset with a valuation allowance.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the US Federal and state deferred tax assets resulting from the tax loss and credits carried forward. As a result of the issuance of our 2027 Notes in 2020, it was determined that our existing deferred tax assets do not fully offset the deferred tax liabilities when reviewing the reversals of temporary differences. This resulted in a deferred tax liability of $1.1 million that was recognized for the year ended December 31, 2020. We have derecognized the deferred tax liability on January 1, 2021 upon early adoption of ASU 2020-06, with no impact on the provision for income tax. The valuation allowance increased by $110.0 million, $199.5 million, and $95.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

As of December 31, 2022, we had an immaterial amount of undistributed earnings of our non-U.S. subsidiaries for which we have not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. The amount of applicable taxes due if such earnings were distributed would be immaterial. Accordingly, we have not provisioned U.S. state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	(in thousands)
Balance at the beginning of the year	$21,254	$12,524
Additions of prior year positions	724	4,037
Reductions of prior year positions	—	(354)
Additions based on tax positions related to current year	5,035	5,047
Balance at the end of the year	$27,013	$21,254

As of December 31, 2022 and 2021, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.

We file federal and various income tax returns. We currently have no federal or state tax examinations in progress. All years are open for examination by federal and state authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes income tax provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also allowed for the deferral of employer payroll taxes, which we have done, and the liability is accounted for in our consolidated financial statement. The provisions of the CARES Act did not have a material impact on our consolidated financial statements.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the Inflation Act, into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s financial statements.
19. Net Loss Per Share Attributable to Common Stockholders of BridgeBio

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2022, 2021, and 2020, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of December 31,
	2022	2021	2020
Unvested RSAs	652,058	1,789,943	3,364,366
Unvested RSUs	4,108,642	3,537,719	1,053,838
Unvested market-based RSUs	—	—	2,380
Unvested performance-based RSUs	7,875	69,340	73,304
Unvested performance-based RSAs	—	—	22,611
Common stock options issued and outstanding	11,637,861	12,141,756	7,632,961
Estimated shares issuable under performance-based milestone compensation arrangements	19,201,212	13,959,588	4,161,970
Estimated shares issuable under the ESPP	217,660	172,927	50,584
Assumed conversion of 2027 Notes	12,878,305	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988	—
	56,406,601	52,252,566	29,240,319

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2022, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

February 23, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, located at https://investor.bridgebio.com/static-files/e15fa82d-1c86-4951-96a1-0676f0a6bb3d. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10‑K:
1.
Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Report of Independent Registered Public Accounting Firm	154
Consolidated Balance Sheets as of December 31, 2022 and 2021	157
Consolidated Statements of Operations for of the three years in the period ended December 31, 2022	158
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2022	159
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2022	160
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022	161
Notes to Consolidated Financial Statements	163

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, dated June 26, 2019.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	10-K	001-38959	4.3	February 25, 2022

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	January 29, 2021

10.1#	Amended and Restated 2021 Stock Option and Incentive Plan and forms of award agreements thereunder.	10-K	001-38959	10.1	February 25, 2022

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.1	November 4, 2021

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.7	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.8	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.9†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.10†	Exclusive Patent License Agreement, between The Frederick National Laboratory for Cancer Research, operated by Leidos Biomedical Research, Inc., under sponsorship from the National Cancer Institute, and TheRas, Inc., dated December 14, 2018.	S-1	333-231759	10.16	May 24, 2019

10.11†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.12#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.13#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.14#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.15#	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.16#†	Consulting Agreement between Frank McCormick and the Registrant, effective as of January 1, 2021.	—	—	—	Filed herewith

10.17#†	Amendment No. 1 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2022.	—	—	—	Filed herewith

10.18#†	Amendment No. 2 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2023.	—	—	—	Filed herewith

10.19	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.20	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.21†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.22#	BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.1	November 20, 2019

10.23#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.2	November 20, 2019

10.24#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.3	November 20, 2019

10.25#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. 2019 Inducement Equity Plan.	S-8	333-234803	99.4	November 20, 2019

10.26#	Amended and Restated Director Compensation Policy.	10-K	001-38959	10.30	February 25, 2022

10.27	Open Market Sale AgreementSM, dated as of July 7, 2020.	S-3	333-239734	1.2	July 7, 2020

10.28	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.29	Purchase Agreement, dated January 25, 2021, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several Initial Purchasers.	8-K	001-38959	10.1	January 26, 2021

10.30	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.31†	Loan and Security Agreement, among U.S. Bank National Association in its capacity as Administrative Agent and Collateral Agent, the Lenders party thereto, the Registrant, and certain subsidiaries of the Registrant, dated as of November 17, 2021.	10-K	001-38959	10.39	February 25, 2022

10.32†	First Amendment to the Loan and Security Agreement, among U.S. Bank Trust Company National Association, a successor to U.S. Bank National Association, in its capacity as Administrative Agent and Collateral Agent, the Lenders party thereto, the Registrant, and certain subsidiaries of the Registrant, dated as of May 12, 2022.	10-Q	001-38959	10.2	August 4, 2022

10.33†	Second Amendment to the Loan and Security Agreement, among U.S. Bank Trust Company National Association, a successor to U.S. Bank National Association, in its capacity as Administrative Agent and Collateral Agent, the Lenders party thereto, the Registrant, and certain subsidiaries of the Registrant, dated as of November 30, 2022.	—	—	—	Filed herewith

10.34†	License, Development and Commercialization Agreement, dated May 11, 2022, by and among the Registrant, Navire Pharma, Inc. and Bristol-Myers Squibb Company.	10-Q	001-38959	10.1	August 4, 2022

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: February 23, 2023	By:	/s/ Neil Kumar
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

Signature	Title	Date

/s/ Neil Kumar	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Neil Kumar, Ph.D.
/s/ Brian Stephenson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Brian Stephenson, Ph.D., CFA
/s/ Eric Aguiar	Director	February 23, 2023
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 23, 2023
Jennifer E. Cook

/s/ Douglas A. Dachille	Director	February 23, 2023
Douglas A. Dachille

/s/ Ronald J. Daniels	Director	February 23, 2023
Ronald J. Daniels

/s/ Andrea John Ellis	Director	February 23, 2023
Andrea John Ellis

/s/ Fred Hassan	Director	February 23, 2023
Fred Hassan

/s/ Charles Homcy	Director	February 23, 2023
Charles Homcy

/s/ Andrew W. Lo	Director	February 23, 2023
Andrew W. Lo, Ph.D.

/s/ Frank P. McCormick	Director	February 23, 2023
Frank P McCormick

/s/ James C. Momtazee	Director	February 23, 2023
James C. Momtazee

/s/ Ali Satvat	Director	February 23, 2023
Ali Satvat

/s/ Brenton L. Saunders	Director	February 23, 2023
Brenton L. Saunders

/s/ Randal Scott	Director	February 23, 2023
Randal Scott, Ph.D.

/s/ Hannah Valantine	Director	February 23, 2023
Hannah Valantine, M.D.