Form 10-Q
period 2023-03-31
BridgeBio Pharma, Inc.
filed 2023-05-04
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38959

BridgeBio Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1850815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3160 Porter Drive, Suite 250, Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(650) 391-9740

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BBIO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2023, the registrant had 160,500,999 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$407,368	$376,689
Marketable securities	34,122	51,580
Investment in equity securities	49,803	43,653
Receivable from licensing and collaboration agreements	10,761	17,079
Restricted cash	25,503	37,930
Prepaid expenses and other current assets	25,145	21,922
Total current assets	552,702	548,853
Property and equipment, net	13,566	14,569
Operating lease right-of-use assets	10,532	10,678
Intangible assets, net	28,113	28,712
Other assets	20,767	20,224
Total assets	$625,680	$623,036
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,076	$11,558
Accrued compensation and benefits	18,869	31,256
Accrued research and development liabilities	37,064	39,803
Accrued professional services	4,015	1,790
Operating lease liabilities, current portion	3,674	3,675
Deferred revenue, current portion	6,675	8,156
Other accrued liabilities	22,223	25,190
Total current liabilities	96,596	121,428
2029 Notes, net	735,463	734,988
2027 Notes, net	542,065	541,634
Term loan, net	435,764	430,993
Operating lease liabilities, net of current portion	11,904	12,274
Other long-term liabilities	17,501	26,643
Total liabilities	1,839,293	1,867,960
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	(204)	(1,589)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 166,626,999 shares issued and 160,435,238 shares outstanding as of March 31, 2023, 156,817,333 shares issued and 150,625,572 shares outstanding as of December 31, 2022	167	157
Treasury stock, at cost; 6,191,761 shares as of March 31, 2023 and December 31, 2022	(275,000)	(275,000)
Additional paid-in capital	1,106,635	938,703
Accumulated other comprehensive loss	(12)	(328)
Accumulated deficit	(2,057,455)	(1,918,149)
Total BridgeBio stockholders’ deficit	(1,225,665)	(1,254,617)
Noncontrolling interests	12,256	11,282
Total stockholders’ deficit	(1,213,409)	(1,243,335)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$625,680	$623,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
License and services revenue	$1,826	$235
Product sales	—	1,459
Total revenue	1,826	1,694
Operating costs and expenses:
Cost of license revenue and products sold	651	1,348
Research and development	92,861	107,649
Selling, general and administrative	31,108	43,713
Restructuring, impairment and related charges	3,369	22,662
Total operating costs and expenses	127,989	175,372
Loss from operations	(126,163)	(173,678)
Other income (expense), net:
Interest income	4,153	267
Interest expense	(20,121)	(20,344)
Other expense, net	(601)	(7,575)
Total other income (expense), net	(16,569)	(27,652)
Net loss	(142,732)	(201,330)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,576	4,933
Net loss attributable to common stockholders of BridgeBio	$(140,156)	$(196,397)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.92)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	152,645,635	145,882,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(142,732)	$(201,330)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	316	(251)
Comprehensive loss	(142,416)	(201,581)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,576	4,933
Comprehensive loss attributable to common stockholders of BridgeBio	$(139,840)	$(196,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31. 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under Follow-on offering	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of PellePharm	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	(204)	160,435,238	167	6,191,761	(275,000)	1,106,635	(12)	(2,057,455)	(1,225,665)	12,256	(1,213,409)

	Three Months Ended March 31, 2022
	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (1)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	336	147,688,393	154	6,191,761	(275,000)	867,596	(383)	(1,633,363)	(1,040,996)	(27)	(1,041,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2022 and 2021 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(142,732)	$(201,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,907	24,122
Depreciation and amortization	1,633	1,884
Noncash lease expense	1,032	1,545
Accrual of payment-in-kind interest on term loan	3,339	—
Loss on deconsolidation of PellePharm	1,241	—
Loss (gain) from investment in equity securities, net	(964)	12,866
Accretion of debt	2,338	2,483
Fair value adjustment of warrants	(111)	852
Loss on sale of certain assets	—	6,261
Impairment of long-lived assets	—	12,653
Gain from recognition of receivable from licensing and collaboration agreement	—	(12,500)
Other noncash adjustments	(203)	604
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	6,318	10,266
Prepaid expenses and other current assets	(3,542)	(2,657)
Other assets	(483)	7,901
Accounts payable	(3,800)	(1,814)
Accrued compensation and benefits	(18,369)	(16,876)
Accrued research and development liabilities	(2,556)	(818)
Accrued professional services	2,225	(1,374)
Operating lease liabilities	(1,250)	(1,820)
Deferred revenue	(1,748)	—
Other accrued and other long-term liabilities	(8,597)	(2,883)
Net cash used in operating activities	(144,322)	(160,635)
Investing activities:
Purchases of marketable securities	—	(55,722)
Maturities of marketable securities	18,000	186,695
Purchases of investment in equity securities	(47,474)	(8,162)
Sales of investment in equity securities	42,287	6,671
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	(503)	—
Proceeds from sale of certain assets	—	10,000
Purchases of property and equipment	(12)	(859)
Net cash provided by investing activities	12,298	138,623
Financing activities:
Proceeds from issuance of common stock through Follow-on offering, net	143,016	—
Proceeds from BridgeBio common stock issuances under ESPP	1,809	966
Repurchase of shares to satisfy tax withholding	(512)	(110)
Issuance costs associated with term loan	—	(1,120)
Proceeds from stock option exercises, net of repurchases	193	104
Other financing activities	5,743	—
Net cash provided by (used in) financing activities	150,249	(160)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,225	(22,172)
Cash, cash equivalents and restricted cash at beginning of period	416,884	396,365
Cash, cash equivalents and restricted cash at end of period	$435,109	$374,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,059	$18,809
Supplemental Disclosures of Noncash Investing and Financing Information:
Payment-in-kind interest added to principal of term loan	$—	$1,763
Unpaid property and equipment	$96	$750
Transfers to noncontrolling interests (Note 5)	$(2,843)	$(317)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$407,368	$371,550
Restricted cash	25,503	—
Restricted cash — Included in “Prepaid expenses and other current assets”	—	177
Restricted cash — Included in “Other assets”	2,238	2,466
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$435,109	$374,193

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc. and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record "Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests" in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim periods.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in "Other expense, net". The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$407,368	$376,689
Restricted cash	25,503	37,930
Restricted cash, non-current — included in “Other assets”	2,238	2,265
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$435,109	$416,884

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10. As of March 31, 2023 and December 31, 2022, restricted cash related to this agreement was $25.4 million and $37.8 million, respectively, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of March 31, 2023, restricted cash related to such agreements was $0.1 million and $2.2 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, restricted cash related to such agreements was $0.1 million and $2.3 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

credit losses associated with its balances in such accounts as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022.

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

We are dependent on third-party manufacturers to supply products for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

In March 2020, the World Health Organization declared the outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (“COVID-19”), a global pandemic. Since then, healthcare providers and hospitals have focused significant amounts of resources on fighting the virus and its variants, and we have experienced delays in or temporary suspension of the enrollment of patients in our subsidiaries’ ongoing clinical trials. Additionally, we may experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. The exact timing of delays and their overall impact on our business are currently unknown and we are monitoring the COVID-19 pandemic as it continues to evolve. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state, or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers,
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges.

We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from those estimates or assumptions.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,144	$52,144	$—	$—
Commercial paper	20,967	—	20,967	—
Agency discount notes	323,086	—	323,086	—
Total cash equivalents	396,197	52,144	344,053	—
Marketable securities:
Commercial paper	34,122	—	34,122	—
Total marketable securities	34,122	—	34,122	—
Investment in equity securities	49,803	49,803	—	—
LianBio Warrant	681	681	—	—
Total financial assets	$480,803	$102,628	$378,175	$—
Liabilities
Embedded derivative	$1,231	$—	$—	$1,231
Short-term liability	5,490	5,490	—	—
Total financial liabilities	$6,721	$5,490	$—	$1,231

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$202,250	$202,250	$—	$—
Commercial paper	159,758	—	159,758	—
Total cash equivalents	362,008	202,250	159,758	—
Marketable securities:
Commercial Paper	51,580	—	51,580	—
Total marketable securities	51,580	—	51,580	—
Investment in equity securities	43,653	43,653	—	—
LianBio Warrant	570	570	—	—
Total financial assets	$457,811	$246,473	$211,338	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities had an aggregate fair value of $40.0 million and $35.5 million as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, we also have an investment in LianBio whose fair value amounted to $9.8 million and $8.2 million, respectively.

Total realized and unrealized gains and losses associated with investment in equity securities during the periods presented consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net realized gains (losses) recognized on investment in equity securities sold	$7,158	$(1,244)
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(6,194)	(11,622)
Total net gains (losses) included in “Other income expense, net”	$964	$(12,866)

LianBio Warrant

As of March 31, 2023 and December 31, 2022 our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 6). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of March 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $480.4 million and $416.6 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes were $314.0 million and $218.6 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of March 31, 2023 and December 31, 2022 was $377.4 million and $377.2 million, respectively.

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

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$52,144	$—	$—	$52,144
Commercial paper	20,971	—	(4)	20,967
Agency discount notes	322,988	98	—	323,086
Total cash equivalents	396,103	98	(4)	396,197
Marketable securities:
Commercial paper	34,228	1	(107)	34,122
Total marketable securities	34,228	1	(107)	34,122
Total cash equivalents and marketable securities	$430,331	$99	$(111)	$430,319

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$202,250	$—	$—	$202,250
Commercial paper	159,812	—	(54)	159,758
Total cash equivalents	362,062	—	(54)	362,008
Marketable securities:
Commercial paper	51,854	—	(274)	51,580
Total marketable securities	51,854	—	(274)	51,580
Total cash equivalents and marketable securities	$413,916	$—	$(328)	$413,588

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of March 31, 2023 and December 31, 2022 our marketable securities have average contractual maturities of approximately 4 months and 6 months, respectively. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Noncontrolling Interests

As of March 31, 2023 and December 31, 2022, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three months ended March 31, 2023 and 2022, the adjustments in the aggregate amounted to $(2.8) million and $(0.3) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Other Equity Investments

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest. We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three months ended March 31, 2023 and 2022, we recorded an unrealized gain of $1.6 million and an unrealized loss of $12.3 million, respectively, for the ongoing mark-to-market adjustments of our investment, see Note 3.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material for the three months ended March 31, 2023 and 2022.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other expense, net.” The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $0.7 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively.

PellePharm

As of April 15, 2021, BridgeBio had been the primary beneficiary of PellePharm as it had power over key decisions that significantly impact PellePharm’s economic performance. BridgeBio also had the obligation to absorb losses or the right to receive benefits from PellePharm that could potentially be significant to PellePharm through its common and preferred stock interest in PellePharm. Accordingly, BridgeBio had consolidated PellePharm during the period April 15, 2021 through December 31, 2022.

On January 16, 2023, PellePharm's board of directors authorized the assignment of all PellePharm's assets to PellePharm ABC, LLC for liquidation and distribution under the General Assignment for the Benefit of Creditors (“ABC”).

As part of the ABC proceedings, PellePharm's board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm effective during the three months ended March 31, 2023 and recognized a loss of $1.2 million which is presented as part of "Other expense, net" on the condensed consolidated statements of operations.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.
Intangible Assets

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	March 31, 2023		December 31, 2022
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	11.7 years	$32,500	12.0 years	$32,500
Less: accumulated amortization		(4,387)		(3,788)
Total		$28,113		$28,712

Amortization expense recorded as part of cost of license revenue and products sold for the three months ended March 31, 2023 and March 31, 2022 was $0.6 million and $0.9 million, respectively. Future amortization expense is $1.8 million for the remainder of 2023, $2.4 million for each of the years from 2024 to 2027 and $16.7 million thereafter.

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

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the U.S. Food and Drug Administration ("FDA") approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis.

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

Pursuant to the Asset Purchase Agreement, Origin was required to pay $15.0 million upon the satisfaction of a certain condition, which was met in 2021. We capitalized the amount as a finite-lived intangible asset and amortize it over its estimated useful life on a straight-line basis. In addition, under the Asset Purchase Agreement, Origin could be required to pay up to $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc., or Sentynl, in March 2022, or the Origin-Sentynl APA, (see Note 11), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc., or FMI, entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. As of March 31, 2023 and December 31, 2022, the amount due to FMI is presented in our condensed consolidated balance sheet as $2.5 million in "Other accrued liabilities" and $8.5 million in "Other long-term liabilities", respectively.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of March 31, 2023.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$10,429	$871
Stock (2)	52,582	7,864
Cash or stock at our sole discretion	119,064	1,470
Total	$182,075	$10,205
(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2023, there were no material amounts accrued related to termination charges. As of December 31, 2022, we had liabilities for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 16).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on March 31, 2023, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	March 31, 2023		December 31, 2022
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(12,037)	(7,935)	(12,512)	(8,366)
Net carrying amount	$735,463	$542,065	$734,988	$541,634

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended March 31, 2023
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	475	431	906
Total interest and amortization expense	$4,680	$3,869	$8,549
Effective interest rate	2.6%	2.8%

	Three Months Ended March 31, 2022
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	463	420	883
Total interest and amortization expense	$4,668	$3,858	$8,526
Effective interest rate	2.6%	2.8%

As of March 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of March 31, 2023 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2023	$8,409	$6,875	$15,284
Year ending December 31:
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
Thereafter	772,729	—	772,729
Total future payments	848,414	605,000	1,453,414
Less amounts representing interest	(100,914)	(55,000)	(155,914)
Total principal amount	$747,500	$550,000	$1,297,500

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

Term Loan

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement,” and as amended by the First Amendment (as defined below) and the Second Amendment (as defined below), the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (ii) certain lenders (the “Lenders”), (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors (the “Guarantors”). In May 2022, we entered into the First Amendment to the Loan Agreement (the “First Amendment”) and in November 2022, we entered into the Second Amendment to the Loan Agreement (the “Second Amendment”), as further described below.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum. 3.0% of which can be a payment-in-kind (“PIK”) until January 1, 2025. Interest payments are payable quarterly following the funding of a Term Loan Advance. We would be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025 (the “Term Loan Amortization Date”) in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis (the “Acoramidis Milestone”) on or prior to January 1, 2025, then the Term Loan Amortization Date would be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026 (the “Maturity Date”).

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

Subject to the mandatory prepayment requirements for certain prepayment events, the Loan Agreement contains customary affirmative and limited negative covenants which, among other things, limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens, license or encumber our assets or (iv) fundamentally alter the nature of our business. BridgeBio and the Guarantors have broad ability to license our intellectual property, dispose of other assets and enter into monetization and royalty transactions, subject in each case to the requirement to make a mandatory prepayment described above. The Loan Agreement provides that BridgeBio and the Guarantors may, subject to certain limitations, (x) repurchase BridgeBio’s equity interest and the equity interest of any of its subsidiaries, (y) enter into any joint ventures or similar investments, and (z) make other investments and acquisitions. Subject to the mandatory prepayment requirement described above, portfolio companies owned by BridgeBio that are not parties to the Loan Agreement are, subject to certain exceptions, not subject to any covenants or limitations under the Loan Agreement.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2022, the receipt of an upfront payment under the license development and commercialization agreement that our subsidiary, Navire Pharma, Inc. (“Navire”), entered into with Bristol-Myers Squibb Company (“BMS”), which is further described in Note 10, triggered certain mandatory prepayment provisions of the Amended Loan Agreement. As a result, we paid $20.5 million to the Lenders in June 2022, of which $20.1 million and $0.4 million were applied to principal and exit fee, respectively.

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.3 million and $1.8 million of accrued interest into principal via PIK for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had cumulatively converted accrued interest into principal via PIK of $18.7 million.

In November 2022, we entered into the Second Amendment, which, among other things:

•
acknowledged that our prior prepayment made with certain cash proceeds received in connection the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 10, satisfied the mandatory prepayment requirement under the Amended Loan Agreement, on the terms and conditions specified in the Amended Loan Agreement;
•
permitted certain budgeted expenses to be excluded from the definition of cash proceeds subject to the Company’s mandatory prepayment obligations, on the terms and conditions specified in the Amended Loan Agreement, refer to Note 2 under Restricted Cash section for further discussion;
•
removed certain threshold amounts applicable to certain prepayment events; and
•
terminated the Lenders’ $100.0 million Tranche 2 Advance.

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Principal value of term loans	$429,916	$429,916
PIK added to principal	18,663	15,324
Debt discount, issuance costs and exit fee accretion	(12,815)	(14,247)
Term loan, net	$435,764	$430,993

For the three months ended March 31, 2023 and 2022, we recognized interest expense related to the Amended Loan Agreement of $11.4 million and $11.8 million, respectively, of which $1.4 million and $1.6 million, respectively, relate to amortization of debt discount and issuance costs. As of March 31, 2023 and December 31, 2022, interest payable under the Amended Loan Agreement included in “Other accrued liabilities” in our condensed consolidated balance sheet amounted to $6.3 million and $6.4 million, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum payments under the Amended Loan Agreement as of March 31, 2023 are as follows:

Amount
(in thousands)
Remainder of 2023	$27,089
Year Ending December 31:
2024	40,933
2025	40,933
2026	503,381
Total future payments	612,336
Less amounts representing interest	(155,159)
Less exit fee	(8,598)
Total principal amount of term loan payments	$448,579

The amounts in the table above do not take into account our option to exercise future interest payments via PIK. Total future interest payments throughout the term of the Amended Loan Agreement could increase should we decide to exercise such option.

10.
License and Collaboration Agreements

License Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire, entered into an exclusive license development and commercialization agreement with BMS (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Additionally, Navire is eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Navire will retain the option to acquire higher royalties in the United States in connection with funding a portion of development costs upon the initiation of registrational studies. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within research and development in our condensed consolidated statement of operations.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

supply of clinical quantities of the licensed product. No clinical supplies were provided to BMS during the three months ended March 31, 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of March 31, 2023. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognized revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to BMS. The transfer of the rights and control of the license occurred in June 2022, thus we recognized the full amount allocated to the license and related know-how during the three months ended June 30, 2022.
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the three months ended March 31, 2023 was $1.7 million.

Our condensed consolidated balance sheet as of March 31, 2023 includes a deferred revenue balance of $13.6 million ($6.7 million presented as “Deferred revenue, current portion” and $6.9 million included in “Other long-term liabilities”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2022 includes a deferred revenue balance of $15.3 million ($8.2 million presented as “Deferred revenue, current portion” and $7.1 million included in “Other long-term liabilities”) related to our research and development services obligation.

License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”, and collectively with HHC, “Helsinn”) (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Upon approval by the FDA in May 2021, QED and HTU co-commercialized infigratinib in the licensed indications in the United States and shared profits and losses on a 50:50 basis. Additionally, QED and Helsinn shared global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”) effective as of March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn had an exclusive license to commercialize infigratinib in the United States and was responsible for developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

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

The Amended QED-Helsinn License and Collaboration Agreement also provided for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED's contracted activities incurred during the transitional period were fully reimbursable by Helsinn and were due to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI described in Note 7 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording this transaction, we recognized a corresponding gain as part of “Other expense, net” for the three months ended June 30, 2022.

Effective December 21, 2022, QED and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA, which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sells the licensed product. The FDA permanently discontinued the distribution of TRUSELTIQTM and all clinical investigations under the associated IND are discontinued. The sales of the licensed product during the three months ended March 31, 2023 was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan are expected to be completed in 2023.

In accordance with the MTA, all outstanding obligations under the Amended QED-Helsinn License and Collaboration agreement related to the contracted services during the transitional period became due. This includes the reimbursable contracted research and development and commercial activities of $18.8 million and the reimbursement of QED’s obligation to FMI of $12.5 million described in Note 7. In accordance with the payment terms of the MTA, we received $15.0 million from Helsinn in December 2022 and $5.3 million in January 2023. The remaining $11.0 million is related to the remaining reimbursement of QED's obligation to FMI and is due in eleven equal monthly installments of $1.0 million commencing in February 2023, of which we have received $2.0 million as of March 31, 2023. All costs incurred subsequent to the transitional period are considered close-out costs and the responsibilities between the Helsinn Parties and are outlined within the Close-Out Plan, as defined in the MTA. For the three months ended March 31, 2023, QED has incurred $3.6 million of close-out costs of which $2.4 million is subject to 50% reimbursement from Helsinn. As of March 31, 2023, the outstanding receivable due from Helsinn was $10.1 million, of which $9.0 million related to reimbursement of QED’s obligation to FMI and $1.1 million related to reimbursable costs incurred under the Close-Out Plan. As of December 31, 2022, the outstanding receivable due from Helsinn was $16.3 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets. All close-out costs incurred, including Helsinn’s reimbursements, are recorded in "Restructuring, impairment and related charges" within our condensed consolidated statement of operations (See Note 16).

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA were considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the significant risks and rewards of the collaborative activity. The QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement were also partially within the scope of ASC 606 for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of inventory within the transitional supply period. The Amended QED-Helsinn License and Collaboration Agreement did not give rise to any additional performance obligations. All of the license revenue relating to these units of account accounted for under ASC 606 were recognized in the year ended December 31, 2021.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized Helsinn’s share of research and development expenses of $1.2 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, we recognized Helsinn's share of research and development expenses of $1.2 million as a reduction to restructuring, impairment and related charges; whereas, Helsinn's share of research and development expenses of $6.2 million for the three months ended March 31, 2022, were recognized as a reduction of research and development expenses.

For the unit of account that is within the scope of ASC 808 relating to commercial activities, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we accounted for Helsinn’s share of the co-commercialization activities of nil and $1.2 million as reduction to selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively.

License Agreement with LianBio

Navire

In August 2020, Navire entered into an exclusive license agreement with LianBio, or the Navire-LianBio License Agreement. Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398, or BBP-398, for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. We recognized $8.5 million in license revenue, representing a regulatory milestone payment in 2021.

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. No clinical supplies were provided to LianBio during the three months ended March 31, 2023 and 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in the fourth quarter of 2021. No clinical supplies were provided to LianBio during the three months ended March 31, 2023 and 2022.

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

Eidos accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos has shipped insignificant amounts to Alexion as part of the clinical supply agreement during the three months ended March 31, 2023 and 2022, and has recognized such amounts as license revenue.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of March 31, 2023 and December 31, 2022, the Company had unbilled receivables of $10.4 million and $16.8 million, respectively, of which 94.1% and 97.5%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of March 31, 2023 and December 31, 2022 is $10.8 million and $17.1 million, respectively, and is presented as "Receivable from licensing and collaboration agreements."

The Company evaluates the collectability of its receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of March 31, 2023 and December 31, 2022, the Company did not have an allowance for credit losses.

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the three months ended March 31, 2023 and 2022, the cost of license revenue was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into two subsequent license agreements, or Additional Leidos Licenses, in August 2022; the two Additional Leidos Licenses related to (i) KRAS G12C inhibitor and (ii) P13Ka breaker compounds. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the three months ended

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2023 and 2022, the research and development expenses were $0.5 million and $0.4 million, respectively, in connection with the Leidos Agreements.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED's drug discovery and development initiatives. For the three months ended March 31, 2023 and 2022, QED recognized research and development expenses of nil and $0.6 million, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

12.
Sale of Nonfinancial Assets

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRYTM, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRYTM in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022, or the Closing Date. Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones under the Origin-Alexion APA (see Note 7). In October 2022, we paid $3.5 million of the regulatory-based milestone payment as the initial milestone criteria was met. As of March 31, 2023, Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due.

We accounted for this transaction under ASC 610-20. Upon the Closing Date, we recognized a loss on sale of $6.3 million within “Other expense, net” in our condensed consolidated statement of operations for the three months ended March 31, 2022. The loss on sale was determined as the difference in the aforementioned upfront payment and the carrying value of the assets purchased by Sentynl of approximately $16.3 million, which comprised mainly of intellectual property rights and related intangible assets and existing inventories as of the Closing Date.

Origin’s sale of the assets covered in the Origin-Sentynl APA was not subject to the limitation on our ability to dispose of assets under the terms of the Amended Loan Agreement (see Note 9).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease cost are as follows:

	Three Months Ended March 31 2023,
	2023	2022
	(in thousands)
Straight line operating lease costs	$1,032	$1,545
Finance lease costs	108	113
Variable lease costs	1,718	1,559
Total lease cost	$2,858	$3,217

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,250	$1,820
Operating cash flows for finance lease	108	107
Operating lease right-of-use assets obtained in exchange for operating lease obligations	828	240

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	5.1	5.7
Finance lease	2.8	3.8
Weighted-average discount rate
Operating leases	6.18%	5.70%
Finance lease	6.62%	6.62%

As of March 31, 2023, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2023	$3,278
Year ending December 31:
2024	4,649
2025	3,939
2026	1,870
2027	851
Thereafter	3,367
Total future minimum lease payments	17,954
Imputed interest	(2,376)
Total	$15,578

Reported as of March 31, 2023
Operating lease liabilities, current portion	$3,674
Operating lease liabilities, net of current portion	11,904
Total operating lease liabilities	$15,578

No impairment loss was recognized during the three months ended March 31, 2023 and 2022.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. In accordance with the termination agreement, we paid the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million. During the three months ended March 31, 2022, we recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite will cease pursuant to the proposed termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the three months ended March 31, 2022 (see Note 16).
14.
Public Offerings and Share Repurchase Program

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We did not issue any shares or receive any proceeds from this offering during the three months ended March 31, 2023 and 2022. During the three months ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. As of March 31, 2023, the Company is still eligible to sell up to $345.0 million of our common stock pursuant to the 2020 Sales Agreement under the 2020 Shelf.

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of March 31, 2023 and December 31, 2022.

2023 Follow-on Offering

In March 2023, we entered into an Underwriting Agreement (the “Follow-on Agreement”) with Goldman Sachs & Co. LLC, Evercore Group L.L.C., Morgan Stanley & Co. LLC and KKR Capital Markets LLC ("KCM"), as representatives of several underwriters (collectively, the “Underwriters”), relating to an underwritten public offering (the “Follow-on offering”) of 8,823,530 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a public offering price of $17.00 per share. The Company also granted the Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of Common Stock. The Company paid the Underwriters a commission of 4.3% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Underwriters included KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of 0.315% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. On March 10, 2023, 8,823,530 shares were issued under the Follow-on Agreement, for net proceeds of $143.0 million, after deducting underwriting fees and commissions of $6.5 million (of which $0.5 million related to commissions paid to KCM) and offering costs of $0.5 million. On April 3, 2023, the Underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$11,737	$42	$11,779
Selling, general and administrative	11,698	—	11,698
Restructuring, impairment and related charges	—	—	—
Total stock-based compensation	$23,435	$42	$23,477

	Three Months Ended March 31, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$8,486	$71	$8,557
Selling, general and administrative	14,523	29	14,552
Restructuring, impairment and related charges	1,172	—	1,172
Total stock-based compensation	$24,181	$100	$24,281

We recorded $1.6 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In February 2023, the 2019 Inducement Equity Plan was amended and restated to increase the total number of shares authorized for issuance from 1,000,000 shares to 2,000,000 shares. As of March 31, 2023, 7,282,843 shares and 1,290,150 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

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

For the three months ended March 31, 2023 we recognized $1.7 million for stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2023. Stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2022, were not material for the three months ended March 31, 2022. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of March 31, 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three months ended March 31, 2023, we recognized $1.0 million of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of the reporting date. The stock-based compensation cost for milestone awards associated with performance-based milestone awards that were determined to be probable of achievement was not material for the three months ended March 31, 2022. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of March 31, 2023.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2023:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022		11,637,861
Regular equity program	9,811,936		$28.00	7.7	$—
Eidos Awards Exchange	1,445,885		$14.96	5.9	$1,427
Exchange Program	380,040		$2.35	6.2	$2,246
Granted		1,106,897
Regular equity program	1,106,897		$11.48
Exercised		(44,464)
Eidos Awards Exchange	(5,776)		$11.82
Exchange Program	(38,688)		$3.22
Cancelled		(437,941)
Regular equity program	(434,179)		$23.90
Eidos Awards Exchange	(1,852)		$19.75
Exchange Program	(1,910)		$4.03
Outstanding as of March 31, 2023		12,262,353
Regular equity program	10,484,654		$26.43	7.6	$15,878
Eidos Awards Exchange	1,438,257		$14.96	5.5	$7,445
Exchange Program	339,442		$2.24	6.1	$5,040
Exercisable as of March 31, 2023		7,456,207
Regular equity program	5,832,486		$27.68	6.6	$102
Eidos Awards Exchange	1,289,387		$13.75	5.4	$7,425
Exchange Program	334,334		$2.18	6.0	$4,977

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $6.28.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2023 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised for the three months ended March 31, 2023 was $0.5 million.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $6.9 million and $10.8 million, respectively, related to stock options under the Plans. As of March 31, 2023, there was $50.7 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2023:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	4,108,642	$21.60
Granted	7,532,921	$11.78
Vested	(595,613)	$17.86
Cancelled	(167,085)	$19.56
Balance as of March 31, 2023	10,878,865	$15.04

For the three months ended March 31, 2023 and 2022 we recognized stock-based compensation expense of $12.3 million and $11.9 million, respectively, related to RSUs under the Plans. As of March 31, 2023, there was $155.5 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the three months ended March 31, 2023:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	652,058	$7.29
Granted — Exchange Program	194,350	$18.55
Vested — Exchange Program	(194,350)	$18.55
Vested — Regular equity program	(144,891)	$7.16
Cancelled — Regular equity program	—	$-
Balance as of March 31, 2023	507,167	$7.33

For the three months ended March 31, 2023, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Exchange Program	$3,605	$—
Other RSAs	1,026	1,485
Total stock-based compensation expense	$4,631	$1,485

As of March 31, 2023, there was $3.6 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 0.9 years. The respective balances of unvested RSAs as of March 31, 2023 and December 31, 2022 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2023, stock-based compensation expense related to our ESPP was $0.5 million. For the three months ended March 31, 2022, stock-based compensation expense related to the ESPP was not material. As of March 31, 2023, 3,703,691 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the three months ended March 31, 2023, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.00 - 6.02	0.50
Expected volatility	66.23% - 66.34%	86.12% - 113.19%
Risk-free interest rate	3.90% - 4.12%	3.12% - 4.98%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$7.25	$5.54

Equity Awards of Eidos

Prior to the Eidos Merger Transactions in 2021, Eidos issued its own equity-based awards under the Eidos 2016 Equity Incentive Plan and the Eidos 2018 Stock Option and Incentive Plan (collectively, the “Eidos Plans”). Upon closing of the Eidos Merger Transactions, we issued 2,776,672 stock options to purchase common stock of BridgeBio and 25,972 shares of BridgeBio RSUs to 88 employees of Eidos under the Eidos Award Exchange in exchange for their then outstanding common stock options and RSUs under the Eidos Plans (the “Replaced Awards”). The awards issued in the Eidos Award Exchange have the same vesting terms and conditions as the Replaced Awards. We evaluated the exchange of the awards as a modification under ASC 718 and recognized no incremental compensation cost from such modification.

16.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $6.0 million to $9.0 million for the fiscal year 2023, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restructuring, impairment and related charges included in our condensed statement of operations for the three months ended March 31, 2023 and March 31, 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Long-lived assets impairments and write-offs	$—	$12,653
Severance and employee-related costs	143	7,016
Winding down, exit and other related costs	3,226	2,993
Total	$3,369	$22,662

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the three months ended March 31, 2023:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$6,826	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 13)	—	2,185
Restructuring, impairment and related charges	3,369	22,662
Cash payments	(8,905)	(3,867)
Noncash activities	—	(13,825)
Ending balance	$1,290	$7,155

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts payable	$98	$896
Accrued compensation and benefits	143	41
Accrued research and development liabilities	1,049	5,889
Total	$1,290	$6,826

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2023 and 2022.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three months ended March 31, 2023 and 2022, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been antidilutive:

	As of March 31,
	2023	2022
Unvested RSAs	507,167	1,453,153
Unvested RSUs	10,878,865	6,855,291
Unvested performance-based RSUs	7,875	87,538
Common stock options issued and outstanding	12,262,353	11,831,697
Estimated shares issuable under performance-based milestone compensation arrangements	10,845,633	24,875,491
Estimated shares issuable under the ESPP	42,898	78,252
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	55,126,084	65,762,715

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenue from licensing arrangements and product sales. We do not anticipate generating any revenues from product sales for the rest of the fiscal year ending December 31, 2023, as the selling activities for our approved products have been transferred or transitioned to our respective partners.

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2023 and 2022, we incurred net losses of $142.7 million and $201.3 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of the unpredictable impact of COVID-19 and the focus of healthcare providers and hospitals on the virus and its variants, we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We additionally may experience delays in certain ongoing activities, including commencement of planned clinical trials, non-clinical experiments and IND-enabling good laboratory practice toxicology studies. The impact of COVID-19 has resulted in significant governmental measures worldwide. These measures may result in business, supply, and drug product manufacturing disruptions and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Accordingly, we may need to take precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, the duration of the COVID-19 pandemic, or its continuing impact may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the three months ended March 31, 2023 and 2022, our restructuring, impairment and related charges amounted to $3.4 million and $22.7 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We are continuing to evaluate our restructuring initiatives for the fiscal year ending December 31, 2023, and we expect to incur total charges in the range of approximately $6.0 million to $9.0 million. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in our business processes, efficiencies, and cost savings.

Effective December 21, 2022, our subsidiary, QED Therapeutics, Inc, or QED, and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA, which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sells the licensed product. The FDA has permanently discontinued TRUSELTIQTM and all clinical investigations under the associated IND are discontinued. We completed sales of our licensed product during the three months ended March 31, 2023, and the associated revenue recognized from our licensed product was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. The activities within the Close-Out Plan are expected to be completed in 2023.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
License and services revenue	$1,826	$235
Product sales	—	1,459
Cost of license revenue and products sold	651	1,348
Research and development	92,861	107,649
Selling, general and administrative	31,108	43,713
Restructuring, impairment and related charges	3,369	22,662
Loss from operations	(126,163)	(173,678)
Interest income	4,153	267
Interest expense	(20,121)	(20,344)
Other expense, net	(601)	(7,575)
Net loss	(142,732)	(201,330)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,576	4,933
Net loss attributable to common stockholders of BridgeBio	(140,156)	(196,397)

	March 31, 2023	December 31, 2022
	(in thousands)
Cash, cash equivalents and marketable securities	$441,490	$428,269
Restricted Cash	25,503	37,930
Investment in equity securities	49,803	43,653

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investment in Equity Securities

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $441.5 million, restricted cash of $25.5 million and investment in equity securities of $49.8 million, compared to cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million as of December 31, 2022. Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The decrease in investment in equity securities is primarily due to decline in fair market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
License and services revenue	$1,826	$235	$1,591
Product sales	—	1,459	(1,459)
Total revenue	$1,826	$1,694	$132

License and services revenue for the three months ended March 31, 2023 consists mainly of $1.7 million of license and services revenue from recognition of services revenue under the Navire-BMS License Agreement. License and services revenue for the three months ended March 31, 2022 were not material.

The level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and entering into new collaboration agreements, if any. We do not anticipate to generate any revenues from product sales, as the selling activities for our approved products have been transferred or transitioned to our respective partners during fiscal year 2022 (see Notes 10 and 11 to our condensed consolidated financial statements).

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Research and development	$92,861	$107,649	$(14,788)

Research and development expenses decreased by $14.8 million for the three months ended March 31, 2023 primarily due to a decrease in personnel related expenses and our external costs as a result of reprioritization of our development programs in line with our restructuring initiative that began in the first quarter of 2022.

Pursuant to the QED-Helsinn License and Collaboration Agreement, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, March 1, 2022, Helsinn is solely responsible for development costs for infigratinib for certain indications and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition, effective December 21, 2022, QED and Helsinn, or the Helsinn Parties, entered into a MTA which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agree to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. All close-out costs are presented as part of “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

For the three months ended March 31, 2023, we recognized Helsinn's share of research and development expenses of $1.2 million as a reduction to restructuring, impairment and related charges; whereas, Helsinn's share of research and development expenses of $6.2 million for the three months ended March 31, 2022, were recognized as a reduction of research and development expenses.

Refer to Note 10 to our condensed consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement and the termination of the Amended QED-Helsinn License and Collaboration Agreement.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Acoramidis (Previously known as AG10)	$21,331	$19,811
Low-dose infigratinib for achondroplasia	12,357	8,700
BBP-418 for Limb-Girdle Muscular Dystrophy type 2I, or LGMD2I	6,334	3,662
Encaleret	9,412	7,194
BBP-631	8,667	9,041
KRAS inhibitor portfolio	9,424	5,932
Other development programs	10,972	32,332
Other research programs	14,364	20,977
Total	$92,861	$107,649

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Selling, general and administrative	$31,108	$43,713	$(12,605)

Selling, general and administrative expenses decreased by $12.6 million for the three months ended March 31, 2023, compared to the same period in 2022, mainly due to the streamlining of costs as a result of our restructuring initiative.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Restructuring, impairment and related charges	$3,369	$22,662	$(19,293)

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We expect to incur total charges in the range of approximately $6.0 million to $9.0 million for the fiscal year 2023, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest income	$4,153	$267	$3,886

Interest income consists of interest income earned on our cash equivalents and marketable securities. The increase in interest income during the three months ended March 31, 2023 as compared to the same period in 2022 is primarily due to higher interest rates on our cash equivalents and marketable securities. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest expense	$(20,121)	$(20,344)	$223

Interest expense consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020 and our term loan with various lenders under the Loan Agreement dated November 17, 2021, as amended. Generally, increases and decreases in interest expense are attributable to changes in the principal amounts of our debt.

Other Expense, net

The following table summarizes our other expense during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Other expense, net	$(601)	$(7,575)	$6,974

Other expense, net for the three months ended March 31, 2023 consists mainly of the $1.2 million loss from the deconsolidation of PellePharm, partially offset by the net realized and unrealized gains from changes in fair value of our equity security investments of $1.0 million.

Other expense, net for the three months ended March 31, 2022 consists mainly of net realized and unrealized losses from changes in the fair value of our equity security investment of $12.9 million, gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement of $12.5 million, and loss from disposal of Origin’s assets of $6.3 million.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,576	$4,933	$(2,357)

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our condensed consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 5 to our condensed consolidated financial statements.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, revenue from certain licensing arrangements and sale of certain assets. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $441.5 million, restricted cash of $25.5 million and investments in equity securities of $49.8 million. We consider our investments in equity securities as a source of our liquidity as we may liquidate these securities to fund current operations, should the need arise. Restricted cash related to the Navire-BMS License Agreement under the Loan agreement was $25.5 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of March 31, 2023, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $484.7 million, $586.5 million and $505.5 million respectively. For the three months ended March 31, 2023, we incurred net losses of $142.7 million. We had an accumulated deficit as of March 31, 2023 of $2.1 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (see Note 9 to our condensed consolidated financial statements), obligations under our real estate leases (see Note 13 to our condensed consolidated financial statements) and the remaining liabilities under our restructuring initiative (see Note 16 to our condensed consolidated financial statements).

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (see Note 8 to our condensed consolidated financial statements).

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

We expect our cash and cash equivalents, marketable securities, restricted cash, and investment in equity securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues and the effects of the COVID-19 pandemic on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring macroeconomic events, including the COVID-19 pandemic and inflationary pressures, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Initial public offering and other public offerings

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. There were no shares sold through this offering during the three months ended March 31, 2023. As of March 31, 2023, the Company is still eligible to sell up to $345.0 million of our common stock pursuant to the 2020 Sales Agreement under the 2020 Shelf.

On March 10, 2023, we completed a Follow-on public offering of our common stock. Pursuant to the Follow-on public offering we issued and sold 8,823,530 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of $143.0 million from the Follow-on public offering, after deducting underwriters’ discounts and commissions of $6.5 million and offering costs of $0.5 million. We currently expect to use the net proceeds from this offering to fund clinical and pre-clinical development of our current and future product candidates, conduct research activities, and for working capital and other general corporate purposes. We granted the underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of our common stock. On April 3, 2023, the underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

Debt

As of March 31, 2023, we have borrowings under the 2029 Notes, the 2027 Notes and the Amended Loan Agreement, which are discussed below.

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

Refer to Note 9 in our condensed consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

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

Refer to Note 9 in our condensed consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

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

Any outstanding principal on the Term Loan Advances will accrue interest at a fixed rate equal to 9.0% per annum. 3.0% of which interest can be paid in kind, or PIK, until January 1, 2025. Interest payments are payable quarterly following the funding of a Term Loan Advance. We will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on January 2, 2025, or the Term Loan Amortization Date in nine quarterly installments, plus interest. If we have achieved certain milestone events relating to data from the clinical trial of acoramidis, or the Acoramidis Milestone, on or prior to January 1, 2025, then the Term Loan Amortization Date will be automatically extended to January 2, 2026. Any amounts outstanding under the Term Loan Advances are due and payable on November 17, 2026, or the Maturity Date.

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

Subject to the mandatory prepayment requirements for certain prepayment events, the Loan Agreement contains customary affirmative and limited negative covenants which, among other things, limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens, license or encumber our assets or (iv) fundamentally alter the nature of our business. BridgeBio and the Guarantors have broad ability to license our intellectual property, dispose of other assets and enter into monetization and royalty transactions, subject in each case to the requirement to make a mandatory prepayment described above. The Loan Agreement provides that BridgeBio and the Guarantors may, subject to certain limitations, (x) repurchase BridgeBio’s equity interest and the equity interest of any of its subsidiaries, (y) enter into any joint ventures or similar investments, and (z) make other investments and acquisitions. Subject to the mandatory prepayment requirement described above, portfolio companies owned by BridgeBio that are not parties to the Loan Agreement are, subject to certain exceptions, not subject to any covenants or limitations under the Loan Agreement.

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

We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million, of which approximately $1.1 million of debt issuance costs were incurred for professional services provided by KKR Capital Markets LLC. KKR Capital Markets LLC is an affiliate of KKR Genetic Disorder L.P., a related party being a principal stockholder of BridgeBio.

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our priority review voucher, or PRV (see Note 12) and, generally, future dispositions of other PRVs;
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

In June 2022, the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 10, triggered certain mandatory prepayment provisions of the Amended Loan Agreement. As a result, we paid $20.5 million to the Lenders, of which $20.1 million and $0.4 million were applied to principal and exit fee, respectively.

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.3 million and $1.8 million of accrued interest into principal via PIK for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had cumulatively converted accrued interest into principal via PIK of $18.7 million.

In November 2022, we entered into the Second Amendment, which, among other things:

•
acknowledged that our prior prepayment made with certain cash proceeds received in connection with the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 10, satisfied the mandatory prepayment requirement under the Amended Loan Agreement, on the terms and conditions specified in the Amended Loan Agreement;
•
permitted certain budgeted expenses to be excluded from the definition of cash proceeds subject to the Company's mandatory prepayment obligations, on the terms and conditions specified in the Amended Loan Agreement; refer to Note 2 under Restricted Cash section for further discussion;
•
removed certain threshold amounts applicable to certain prepayment events; and
•
terminated the Lenders' $100.0 million Tranche 2 Advance.

Refer to Note 9 in our condensed consolidated financial statements for other details, including our future minimum payments under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(144,322)	$(160,635)	$16,313
Net cash provided by investing activities	12,298	138,623	(126,325)
Net cash provided by (used in) financing activities	150,249	(160)	150,409
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,225	$(22,172)	$40,397

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $144.3 million for the three months ended March 31, 2023, consisting primarily of our net loss of $142.7 million, adjusted for non-cash items totaling $30.2 million of which primarily includes $21.9 million in stock-based compensation expense, $3.3 million in accrued payment-in-kind interest, and $2.3 million in accretion of debt, as well as $31.8 million net cash outflow related to changes in operating assets and liabilities. The $31.8 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $18.4 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $8.6 million in other accrued and long-term liabilities primarily due to payment of accrued interest, an increase of $3.5 million in prepaid expenses and other current assets, and a decrease of $3.8 million in accounts payable due to timing of payments, partially offset by a decrease of $6.3 million from licensing and collaboration agreements receivables primarily due to collections.

Net cash used in operating activities was $160.6 million for the three months ended March 31, 2022, consisting primarily of our net loss of $201.3 million, adjusted for non-cash items including $24.1 million in stock-based compensation expense, $12.9 million in net loss from our investment in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on sale of assets in connection with the Origin-Sentynl APA, as well as $10.1 million net cash outflow related to changes in operating assets and liabilities. The $10.1 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $16.9 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $2.9 million in other accrued and other long-term liabilities primarily due to payment of accrued interest, partially offset by a decrease of $10.3 million in receivable from licensing and collaboration agreements.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $12.3 million for the three months ended March 31, 2023, attributable primarily to $18.0 million in maturities of marketable securities, $42.3 million in proceeds from the sale of equity securities, partially offset by purchases of investment in equity securities of $47.5 million.

Net cash provided by investing activities was $138.6 million for the three months ended March 31, 2022, consisting primarily of $186.7 million in maturities of marketable securities, $10.0 million in upfront payment received under the Origin-Sentynl APA and $6.7 million sale of investment in equity securities, partially offset by purchases of marketable securities of $55.7 million and purchases of investment in equity securities of $8.2 million.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $150.2 million for the three months ended March 31, 2023, consisting primarily of $143.0 million in net proceeds from the issuance of common stock in the Follow-on offering.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2022. Activities within our financing activities were not meaningful during the period.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the three months ended March 31, 2023.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we held cash, cash equivalents, marketable securities and restricted cash (current) of $467.0 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds, short-term commercial paper and agency discount notes. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of March 31, 2023, we had no outstanding debt subject to variable interest rates. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $448.6 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investment in equity securities. As of March 31, 2023, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $49.8 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. Except as set forth below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and thereafter, First Republic Bank on May 1, 2023. Recently, the Federal Reserve issued a self-assessment report acknowledging it did not fully appreciate the extent of risks involved and noting the need to evaluate how it supervises a bank’s management of interest rate risk and liquidity risk, including the particular risks of banks similar to SVB with rapid growth and concentrated business models. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022, we have not experienced any credit losses associated with our cash, cash equivalents, marketable securities and restricted cash account balances held by financial institutions.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry or the supervision thereof. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

10.1#†	Consulting Agreement between Frank McCormick and the Registrant, effective as of January 1, 2021.	10-K	001-38959	10.16	February 23, 2023

10.2#†	Amendment No. 1 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2022.	10-K	001-38959	10.17	February 23, 2023

10.3#†	Amendment No. 2 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2023.	10-K	001-38959	10.18	February 23, 2023

10.4#	BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan, effective February 10, 2023.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: May 4, 2023	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)