Form 10-Q
period 2023-06-30
BridgeBio Pharma, Inc.
filed 2023-08-03
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 162,472,399 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$302,438	$376,689
Marketable securities	30,869	51,580
Investment in equity securities	50,487	43,653
Receivable from licensing and collaboration agreements	8,614	17,079
Restricted cash	19,930	37,930
Prepaid expenses and other current assets	20,546	21,922
Total current assets	432,884	548,853
Property and equipment, net	13,047	14,569
Operating lease right-of-use assets	9,814	10,678
Intangible assets, net	27,515	28,712
Other assets	20,401	20,224
Total assets	$503,661	$623,036
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,874	$11,558
Accrued compensation and benefits	28,690	31,256
Accrued research and development liabilities	28,298	39,803
Operating lease liabilities, current portion	3,776	3,675
Deferred revenue, current portion	6,210	8,156
Accrued professional and other accrued liabilities	39,272	26,980
Total current liabilities	110,120	121,428
2029 Notes, net	735,940	734,988
2027 Notes, net	542,501	541,634
Term loan, net	440,496	430,993
Operating lease liabilities, net of current portion	10,916	12,274
Other long-term liabilities	13,326	26,643
Total liabilities	1,853,299	1,867,960
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	333	(1,589)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 167,611,692 shares issued and 161,419,931 shares outstanding as of June 30, 2023, 156,817,333 shares issued and 150,625,572 shares outstanding as of December 31, 2022	168	157
Treasury stock, at cost; 6,191,761 shares as of June 30, 2023 and December 31, 2022	(275,000)	(275,000)
Additional paid-in capital	1,128,100	938,703
Accumulated other comprehensive income (loss)	63	(328)
Accumulated deficit	(2,215,354)	(1,918,149)
Total BridgeBio stockholders’ deficit	(1,362,023)	(1,254,617)
Noncontrolling interests	12,052	11,282
Total stockholders’ deficit	(1,349,971)	(1,243,335)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$503,661	$623,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,641	$73,746	$3,467	$75,440
Operating costs and expenses:
Cost of revenue	599	700	1,250	2,048
Research and development	107,488	108,400	200,349	216,049
Selling, general and administrative	36,122	36,426	67,230	80,139
Restructuring, impairment and related charges	3,531	8,396	6,900	31,058
Total operating costs and expenses	147,740	153,922	275,729	329,294
Loss from operations	(146,099)	(80,176)	(272,262)	(253,854)
Other income (expense), net:
Interest income	4,514	766	8,667	1,033
Interest expense	(20,594)	(20,279)	(40,715)	(40,623)
Gain from sale of priority review voucher, net	—	107,946	—	107,946
Other income (expense), net	1,476	(10,816)	875	(18,391)
Total other income (expense), net	(14,604)	77,617	(31,173)	49,965
Net loss	(160,703)	(2,559)	(303,435)	(203,889)
Net loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,804	(7,297)	5,380	(2,364)
Net loss attributable to common stockholders of BridgeBio	$(157,899)	$(9,856)	$(298,055)	$(206,253)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.98)	$(0.07)	$(1.90)	$(1.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	160,535,435	146,684,804	156,645,838	146,285,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(160,703)	$(2,559)	$(303,435)	$(203,889)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	75	(44)	391	(295)
Comprehensive loss	(160,628)	(2,603)	(303,044)	(204,184)
Comprehensive loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,804	(7,297)	5,380	(2,364)
Comprehensive loss attributable to common stockholders of BridgeBio	$(157,824)	$(9,900)	$(297,664)	$(206,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30. 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under Follow-on offering	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of PellePharm	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	(204)	160,435,238	167	6,191,761	(275,000)	1,106,635	(12)	(2,057,455)	(1,225,665)	12,256	(1,213,409)
Issuance of shares under equity compensation plans	—	1,006,597	1	—	—	118	—	—	119	—	119
Repurchase of shares to satisfy tax withholding	—	(85,374)	—	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Stock-based compensation	—	—	—	—	—	24,614	—	—	24,614	—	24,614
Issuance of common stock under Follow-on offering	—	63,470	—	—	—	1,033	—	—	1,033	—	1,033
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	40	40
Transfers from (to) noncontrolling interests	1,918	—	—	—	—	(3,097)	—	—	(3,097)	1,179	(1,918)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	75	—	75	—	75
Net loss	(1,381)	—	—	—	—	—	—	(157,899)	(157,899)	(1,423)	(159,322)
Balances as of June 30, 2023	$333	161,419,931	$168	6,191,761	$(275,000)	$1,128,100	$63	$(2,215,354)	$(1,362,023)	$12,052	$(1,349,971)

	Six Months Ended June 30, 2022

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	336	147,688,393	154	6,191,761	(275,000)	867,596	(383)	(1,633,363)	(1,040,996)	(27)	(1,041,023)
Issuance of shares under equity compensation plans	—	609,058	—	—	—	56	—	—	56	—	56
Repurchase of shares to satisfy tax withholding	—	(54,254)	—	—	—	(366)	—	—	(366)	—	(366)
Stock-based compensation	—	—	—	—	—	23,901	—	—	23,901	—	23,901
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,686	4,686
Transfers from (to) noncontrolling interests	144	—	—	—	—	1,773	—	—	1,773	(1,917)	(144)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	(1,979)	—	—	—	—	—	—	(9,856)	(9,856)	9,276	(580)
Balances as of June 30, 2022	$(1,499)	148,243,197	$154	6,191,761	$(275,000)	$892,960	$(427)	$(1,643,219)	$(1,025,532)	$12,018	$(1,013,514)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2022 and 2021 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(303,435)	$(203,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49,085	52,409
Depreciation and amortization	3,270	3,466
Noncash lease expense	2,024	2,889
Accrual of payment-in-kind interest on term loan	6,742	—
Loss on deconsolidation of PellePharm	1,241	—
(Gain) loss from investment in equity securities, net	(2,399)	23,228
Fair value of shares issued under a license agreement	—	4,567
Accretion of debt	4,580	4,383
Fair value adjustment of warrants	(222)	1,390
Loss on sale of certain assets	—	6,261
Impairment of long-lived assets	—	12,653
Gain from sale of priority review voucher, excluding transaction costs	—	(110,000)
Gain from recognition of receivable from licensing and collaboration agreement	—	(12,500)
Other noncash adjustments	(328)	853
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	8,466	2,993
Prepaid expenses and other current assets	1,057	(3,021)
Other assets	32	8,691
Accounts payable	(4,098)	(3,090)
Accrued compensation and benefits	(11,071)	(9,402)
Accrued research and development liabilities	(11,322)	5,953
Operating lease liabilities	(2,443)	(3,348)
Deferred revenue	(3,184)	16,641
Accrued professional and other liabilities	4,330	7,785
Net cash used in operating activities	(257,675)	(191,088)
Investing activities:
Purchases of marketable securities	(19,754)	(119,611)
Maturities of marketable securities	41,550	293,919
Purchases of investment in equity securities	(71,504)	(10,930)
Sales of investment in equity securities	67,068	9,708
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	(503)	—
Payment for an intangible asset	—	(1,500)
Proceeds from sale of priority review voucher	—	110,000
Proceeds from sale of certain assets	—	10,000
Purchases of property and equipment	(440)	(3,261)
Net cash provided by investing activities	16,417	288,325
Financing activities:
Proceeds from issuance of common stock through Follow-on offering, net	144,049	—
Repayment of term loan	—	(20,486)
Proceeds from BridgeBio common stock issuances under ESPP	1,809	966
Repurchase of shares to satisfy tax withholding	(1,715)	(476)
Issuance costs associated with term loan	—	(1,120)
Proceeds from stock option exercises, net of repurchases	312	160
Other financing activities	4,563	—
Net cash provided by (used in) financing activities	149,018	(20,956)
Net (decrease) increase in cash, cash equivalents and restricted cash	(92,240)	76,281
Cash, cash equivalents and restricted cash at beginning of period	416,884	396,365
Cash, cash equivalents and restricted cash at end of period	$324,644	$472,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$28,738	$25,435
Supplemental Disclosures of Noncash Investing and Financing Information:
Payment-in-kind interest added to principal of term loan	$—	$5,075
Unpaid property and equipment	$131	$73
Transfers (to) from noncontrolling interests (Note 5)	$(5,940)	$1,456
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$302,438	$470,098
Restricted cash	19,930	—
Restricted cash — Included in “Prepaid expenses and other current assets”	—	140
Restricted cash — Included in “Other assets”	2,276	2,408
Total cash, cash equivalents and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$324,644	$472,646

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc. and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record “Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests” in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim periods.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper and U.S. government securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net”. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$302,438	$376,689
Restricted cash	19,930	37,930
Restricted cash, non-current — included in “Other assets”	2,276	2,265
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$324,644	$416,884

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10. As of June 30, 2023 and December 31, 2022, restricted cash related to this agreement was $19.8 million and $37.8 million, respectively, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of June 30, 2023, restricted cash related to such agreements was $0.1 million and $2.2 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, restricted cash related to such agreements was $0.1 million and $2.3 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued interest	$17,523	$17,500
Milestone liability	6,000	2,500
Accrued professional services	4,881	1,790
Short-term liability	4,634	—
Other accrued liabilities	6,234	5,190
Accrued professional and other accrued liabilities	$39,272	$26,980

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts as of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022.

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

Due to the COVID-19 pandemic we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We may continue to experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. In response to the COVID-19 pandemic, we have implemented safety measures to protect our patient community, employees, partners, suppliers and stockholders. In May 2023, the World Health Organization declared that COVID-19 is no longer a global health emergency. However, we cannot predict the impact COVID-19 or any future pandemic may have on global business operations and economic conditions, or on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$52,591	$52,591	$—	$—
Treasury bills	127,531	—	127,531	—
Agency discount notes	107,544	—	107,544	—
Total cash equivalents	287,666	52,591	235,075	—
Marketable securities:
Commercial paper	10,907	—	10,907	—
Treasury bills	19,962	—	19,962	—
Total marketable securities	30,869	—	30,869	—
Investment in equity securities	50,487	50,487	—	—
LianBio Warrant	792	792	—	—
Total financial assets	$369,814	$103,870	$265,944	$—
Liabilities
Embedded derivative	$1,624	$—	$—	$1,624
Short-term liability	4,634	4,634	—	—
Total financial liabilities	$6,258	$4,634	$—	$1,624

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$202,250	$202,250	$—	$—
Commercial paper	159,758	—	159,758	—
Total cash equivalents	362,008	202,250	159,758	—
Marketable securities:
Commercial Paper	51,580	—	51,580	—
Total marketable securities	51,580	—	51,580	—
Investment in equity securities	43,653	43,653	—	—
LianBio Warrant	570	570	—	—
Total financial assets	$457,811	$246,473	$211,338	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

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

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities had an aggregate fair value of $39.1 million and $35.5 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, we also have an investment in LianBio whose fair value amounted to $11.4 million and $8.2 million, respectively.

Total realized and unrealized gains and losses associated with investment in equity securities during the periods presented consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net realized gains (losses) recognized on investment in equity securities sold	$1,638	$(141)	$8,796	$(1,385)
Net unrealized losses recognized on investment in equity securities held as of the end of the period	(203)	(10,221)	(6,397)	(21,843)
Total net gains (losses) included in “Other income expense, net”	$1,435	$(10,362)	$2,399	$(23,228)

LianBio Warrant

As of June 30, 2023 and December 31, 2022 our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 6). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of June 30, 2023, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $461.7 million and $415.1 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes were $314.0 million and $218.6 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of June 30, 2023 and December 31, 2022 was $381.3 million and $377.2 million, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.
Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and securities issued by the U.S. government or its agencies. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper and U.S. government securities.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$52,591	$—	$—	$52,591
Treasury bills	127,501	30	—	127,531
Agency discount notes	107,495	49	—	107,544
Total cash equivalents	287,587	79	—	287,666
Marketable securities:
Commercial paper	10,927	—	(20)	10,907
Treasury bills	19,958	4	—	19,962
Total marketable securities	30,885	4	(20)	30,869
Total cash equivalents and marketable securities	$318,472	$83	$(20)	$318,535

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$202,250	$—	$—	$202,250
Commercial paper	159,812	—	(54)	159,758
Total cash equivalents	362,062	—	(54)	362,008
Marketable securities:
Commercial paper	51,854	—	(274)	51,580
Total marketable securities	51,854	—	(274)	51,580
Total cash equivalents and marketable securities	$413,916	$—	$(328)	$413,588

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of June 30, 2023 and December 31, 2022 our marketable securities have average contractual maturities of approximately 2 months and 6 months, respectively. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Noncontrolling Interests

As of June 30, 2023 and December 31, 2022, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three and six months ended June 30, 2023, the adjustments in the aggregate amounted to $(3.1) million and $(5.9) million, respectively. For the three and six months ended June 30, 2022, the adjustments in the aggregate amounted to $1.8 million and $1.5 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Other Equity Investments

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio. We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three and six months ended June 30, 2023, we recorded an unrealized gain of $1.6 million and $3.2 million, respectively, for the ongoing mark-to-market adjustments of our investment, see Note 3. For the three and six months ended June 30, 2022, we recorded an unrealized loss of $7.7 million and $20.0 million, respectively, for the ongoing mark-to-market adjustments of our investment. As of June 30, 2023 and December 31, 2022, we recorded $57.1 million and $60.3 million, respectively, in cumulative unrealized loss for the ongoing mark-to-market adjustments of this investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material for the three and six months ended June 30, 2023 and 2022.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $0.8 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively.

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

As part of the ABC proceedings, PellePharm's board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, during the three months ended March 31, 2023, BridgeBio deconsolidated PellePharm and recognized a loss of $1.2 million which is presented as part of “Other income (expense), net” on the condensed consolidated statements of operations for the six months ended June 30, 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	June 30, 2023		December 31, 2022
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	11.5 years	$32,500	12.0 years	$32,500
Less: accumulated amortization		(4,985)		(3,788)
Total		$27,515		$28,712

Amortization expense recorded as part of cost of revenue for the three and six months ended June 30, 2023 was $0.6 million and $1.2 million, respectively. Amortization expense recorded as part of cost of revenue for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively. Future amortization expense is $1.2 million for the remainder of 2023, $2.4 million for each of the years from 2024 to 2027 and $16.7 million thereafter.

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. or Novartis, pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with fibroblast growth factor receptor (“FGFR”) driven diseases. QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development, or IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the U.S. Food and Drug Administration (“FDA”) approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis. In March 2023, the FDA permanently discontinued the distribution of TRUSELTIQTM and all clinical investigations under the associated Investigational New Drug application (“IND”) are discontinued as of March 2023 due to difficulty enrolling study patients for the required confirmation trial. However, the intellectual property rights, patents and know-how related to infigratinib is being applied to other clinical investigations for FGFR-driven diseases.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”), entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company, or Alexion, to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, or IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

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

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc. (“Sentynl”), in March 2022, or the Origin-Sentynl APA, (see Note 11), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While the FDA had permanently discontinued the distribution of TRUSELTIQTM and all clinical investigations under the associated IND were discontinued as of March 2023, the FMI companion diagnostics agreement drug discovery and development initiatives is being applied to other clinical investigations. As of June 30, 2023, the amount due to FMI is presented in our condensed consolidated balance sheets as $6.0 million in “Accrued professional and other accrued liabilities” and $5.0 million in “Other long-term liabilities”, respectively. As of December 31, 2022, the amount due to FMI is presented in our condensed consolidated balance sheets as $2.5 million in “Accrued professional and other accrued liabilities” and $8.5 million in “Other long-term liabilities”, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2023.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$9,994	$807
Stock (2)	52,482	8,322
Cash or stock at our sole discretion	130,922	3,534
Total	$193,398	$12,663

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2023, there were no material amounts accrued related to termination charges. As of December 31, 2022, we had liabilities for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 16).

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

2029 Notes, net

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

2027 Notes, net

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on June 30, 2023, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	June 30, 2023		December 31, 2022
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(11,560)	(7,499)	(12,512)	(8,366)
Net carrying amount	$735,940	$542,501	$734,988	$541,634

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	477	436	913	952	867	1,819
Total interest and amortization expense	$4,681	$3,873	$8,554	$9,361	$7,742	$17,103

Effective interest rate	2.6%	2.8%		2.6%	2.8%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	466	424	890	929	844	1,773
Total interest and amortization expense	$4,670	$3,861	$8,531	$9,338	$7,719	$17,057

Effective interest rate	2.6%	2.8%		2.6%	2.8%

As of June 30, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of June 30, 2023 are as follows:

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

Term Loan, net

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.4 million and $6.7 million of accrued interest into principal via PIK for the three and six months ended June 30, 2023, respectively. Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.3 million and $5.1 million of accrued interest into principal via PIK for the three and six months ended June 30, 2022, respectively.

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

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Principal value of term loan	$429,916	$429,916
PIK added to principal	22,066	15,324
Debt discount, issuance costs and exit fee accretion	(11,486)	(14,247)
Term loan, net	$440,496	$430,993

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2023, we recognized interest expense related to the Amended Loan Agreement of $11.6 million and $23.0 million, respectively, of which $1.4 million and $2.8 million, respectively, relate to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2022, we recognized interest expense related to the Amended Loan Agreement of $11.7 million and $23.5 million, respectively, of which $1.0 million and $2.6 million, respectively, relate to amortization of debt discount and issuance costs. As of June 30, 2023 and December 31, 2022, interest payable under the Amended Loan Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $6.5 million and $6.4 million, respectively.

Future minimum payments under the Amended Loan Agreement as of June 30, 2023 are as follows:

Amount
(in thousands)
Remainder of 2023	$17,086
Year Ending December 31:
2024	41,243
2025	41,243
2026	507,135
Total future payments	606,707
Less amounts representing interest	(146,127)
Less exit fee	(8,598)
Total principal amount of term loan payments	$451,982

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the supply of clinical quantities of the licensed product. Navire has not provided any clinical supplies to BMS during the three and six months ended June 30, 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2023. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the three and six months ended June 30, 2023 was $1.5 million and $3.2 million, respectively. Revenue recognized related to this performance obligation for the three and six months ended June 30, 2022 was $3.2 million, respectively.

Our condensed consolidated balance sheet as of June 30, 2023 includes a deferred revenue balance of $12.1 million ($6.2 million presented as “Deferred revenue, current portion” and $5.9 million included in “Other long-term liabilities”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2022 includes a deferred revenue balance of $15.3 million ($8.2 million presented as “Deferred revenue, current portion” and $7.1 million included in “Other long-term liabilities”) related to our research and development services obligation.

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

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”) effective on March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn had an exclusive license to commercialize infigratinib in the United States and was responsible for solely developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

Pursuant to the the Amended QED-Helsinn License and Collaboration Agreement, QED was eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provided for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED's contracted activities incurred during the transitional period were fully reimbursable by Helsinn and were due to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI described in Note 7 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording this transaction, we recognized a corresponding gain as part of “Other income (expense), net” for the three months ended June 30, 2022.

Effective December 21, 2022, QED and Helsinn (the “Helsinn Parties”), entered into a Mutual Termination Agreement (“MTA”), which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sells the licensed product. The FDA permanently discontinued the distribution of TRUSELTIQTM and all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan are expected to be completed in 2023.

In accordance with the MTA, all outstanding obligations under the Amended QED-Helsinn License and Collaboration agreement related to the contracted services during the transitional period became due. As of the date of the MTA, outstanding obligations were $31.3 million, consisting of reimbursable contracted research and development and commercial activities of $18.8 million and the reimbursement of QED’s obligation to FMI of $12.5 million described in Note 7. In accordance with the payment terms of the MTA, we received $15.0 million from Helsinn in December 2022 and $5.3 million in January 2023. The remaining $11.0 million related to the remaining reimbursement of QED's obligation to FMI and is due in eleven equal monthly installments of $1.0 million commencing in February 2023, of which we have received $4.0 million as of June 30, 2023. All costs incurred subsequent to the transitional period are considered close-out costs and the responsibilities between the Helsinn Parties and are outlined within the Close-Out Plan. For the three and six months ended June 30, 2023, QED has incurred $2.1 million and $5.7 million of close-out costs, respectively, of which $2.1 million and $4.5 million, respectively, is subject to 50% reimbursement from Helsinn. As of June 30, 2023, the outstanding receivable due from Helsinn was $8.0 million, of which $7.0 million relates to the reimbursement of QED’s obligation to FMI and $1.0 million relates to the reimbursable costs incurred under the Close-Out Plan. As of December 31, 2022, the outstanding receivable due from Helsinn was $16.3 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets. All close-out costs incurred, including Helsinn’s

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reimbursements, are recorded in “Restructuring, impairment and related charges” within our condensed consolidated statement of operations (See Note 16).

The QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA are considered to be within the scope of ASC 808 as the parties are active participants and are exposed to the significant risks and rewards of the collaborative activity. The QED-Helsinn License and Collaboration Agreement and the Amended QED-Helsinn License and Collaboration Agreement are also partially within the scope of ASC 606 for the units of account where Helsinn is identified as a customer. For the units of account in the collaboration arrangement that do not represent a vendor-customer relationship, including the performance of collaborative research and development and commercialization services, we determined that ASC 606 is not appropriate to apply by analogy and applied a reasonable and rational accounting policy election that faithfully depicts the transfer of services to the collaboration partner over the estimated performance period. Reimbursement payments from Helsinn associated with the collaborative research and development and commercialization services are recognized as the related expense is incurred and classified as an offset to the underlying expense and excluded from the transaction price.

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

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized Helsinn’s share of research and development expenses of $1.0 million and $2.2 million for the three and six months ended June 30, 2023, respectively, as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $9.5 million and $15.7 million for the three and six months ended June 30, 2022, respectively, as a reduction of research and development expenses.

For the unit of account that is within the scope of ASC 808 relating to commercial activities, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we accounted for Helsinn’s share of the co-commercialization activities as reduction to selling, general and administrative expenses. We did not incur any costs relating to commercialization activities subject to reimbursement from Helsinn for the three and six months ended June 30, 2023. We recognized Helsinn’s share of the co-commercialization activities of $0.6 million and $1.8 million for the three and six months ended June 30, 2022, respectively.

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. No clinical supplies were provided to LianBio during the three and six months ended June 30, 2023 and 2022.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

QED

In October 2019, QED entered into an exclusive license agreement with LianBio (the “QED-LianBio License Agreement”). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is entitled to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (see Note 7).

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in November 2021. QED has provided insignificant amounts of clinical supplies to LianBio during the three and six months ended June 30, 2023, and we have recorded such amounts within revenue in our condensed consolidated statements of operations. No clinical supplies were provided to LianBio during the three and six months ended June 30, 2022.

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

Eidos accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos has shipped insignificant amounts to Alexion as part of the clinical supply agreement during the three and six months ended June 30, 2023 and 2022, and has recorded such amounts within revenue in our condensed consolidated statements of operations.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of June 30, 2023 and December 31, 2022, the Company had unbilled receivables of $6.5 million and $16.8 million, respectively, of which 93.4% and 97.5%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of June 30, 2023 and December 31, 2022 is $8.6 million and $17.1 million, respectively, and is presented as “Receivable from licensing and collaboration agreements” within our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2023 and December 31, 2022, the Company did not have an allowance for credit losses.

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the three and six months ended June 30, 2023 and 2022, the cost of license revenue was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into two subsequent license agreements, or Additional Leidos Licenses, in August 2022; the two Additional Leidos Licenses related to (i) KRAS G12C inhibitor and (ii) P13Ka breaker compounds. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the three and six months ended June 30, 2023, the research and development expenses were $0.7 million and $1.2 million, respectively, in connection with the Leidos Agreements. For the three and six months ended June 30, 2022, the research and development expenses were $1.3 million and $1.7 million, respectively, in connection with the Leidos Agreements.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED's drug discovery and development initiatives. For the three and six months ended June 30, 2023, QED recognized research and development expenses of nil, in

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

connection with this agreement. For the three and six months ended June 30, 2022, QED recognized research and development expenses of $0.4 million and $1.0 million, respectively, in connection with this agreement.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

12.
Sale of Nonfinancial Assets

Sale of Priority Review Voucher

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under an FDA program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary, Origin, received approval of NULIBRYTM. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We accounted for this transaction under ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We received the gross proceeds of $110.0 million in June 2022 and recognized a gain of $107.9 million, net of transaction costs, for the three and six months ended June 30, 2022.

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRYTM, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRYTM in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022, or the Closing Date. Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones under the Origin-Alexion APA (see Note 7). In October 2022, we paid $3.5 million of the regulatory-based milestone payment as the initial milestone criteria was met. As of June 30, 2023, Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Straight line operating lease costs	$992	$1,344	$2,024	$2,889
Finance lease costs	105	111	213	224
Variable lease costs	1,700	1,506	3,418	3,065
Total lease cost	$2,797	$2,961	$5,655	$6,178

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,443	$3,348
Operating cash flows for finance lease	217	212
Operating lease right-of-use assets obtained in exchange for operating lease obligations	828	240

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	5.2	5.6
Finance lease	2.6	3.6
Weighted-average discount rate
Operating leases	6.34%	5.73%
Finance lease	6.62%	6.62%

As of June 30, 2023, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2023	$2,088
Year ending December 31:
2024	4,658
2025	3,949
2026	1,880
2027	861
Thereafter	3,423
Total future minimum lease payments	16,859
Imputed interest	(2,167)
Total	$14,692

Reported as of June 30, 2023
Operating lease liabilities, current portion	$3,776
Operating lease liabilities, net of current portion	10,916
Total operating lease liabilities	$14,692

No impairment loss was recognized during the three and six months ended June 30, 2023 and 2022.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. In accordance with the termination agreement, we paid the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million. During the six months ended June 30, 2022, we recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite will cease pursuant to the proposed termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the six months ended June 30, 2022 (see Note 16).

14.
Public Offerings and Share Repurchase Program

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We did not issue any shares or receive any proceeds from this offering during the three and six months ended June 30, 2023 and 2022. During the three months ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. In May 2023, we terminated the Open Market Sale AgreementSM.

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of June 30, 2023 and December 31, 2022.

2023 Follow-on Offering

In March 2023, we entered into an Underwriting Agreement (the “Follow-on Agreement”) with Goldman Sachs & Co. LLC, Evercore Group L.L.C., Morgan Stanley & Co. LLC and KKR Capital Markets LLC (“KCM”), as representatives of several underwriters (collectively, the “Underwriters”), relating to an underwritten public offering (the “Follow-on offering”) of 8,823,530 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a public offering price of $17.00 per share. The Company also granted the Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of Common Stock. The Company paid the Underwriters a commission of 4.3% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. The Underwriters included KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of 0.315% of the aggregate gross

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

proceeds received from all sales of the common stock under the Follow-on Agreement. On March 10, 2023, 8,823,530 shares were issued under the Follow-on Agreement, for net proceeds of $143.0 million, after deducting underwriting fees and commissions of $6.5 million (of which $0.5 million related to commissions paid to KCM) and offering costs of $0.5 million. On April 3, 2023, the Underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2023 ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. We did not issue any shares or receive any proceeds from this offering during the three months ended June 30, 2023. Refer to Note 19 for related subsequent event.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$13,188	$41	$13,229	$24,925	$83	$25,008
Selling, general and administrative	13,947	—	13,947	25,645	—	25,645
Restructuring, impairment and related charges	—	—	—	—	—	—
Total stock-based compensation	$27,135	$41	$27,176	$50,570	$83	$50,653

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$14,194	$158	$14,352	$22,680	$229	$22,909
Selling, general and administrative	13,951	2	13,953	28,474	31	28,505
Restructuring, impairment and related charges	—	—	—	1,172	—	1,172
Total stock-based compensation	$28,145	$160	$28,305	$52,326	$260	$52,586

We recorded nil and $1.6 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded nil and $0.2 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In February 2023, the 2019 Inducement Equity Plan was amended and restated to increase the total number of shares authorized for issuance from 1,000,000 shares to 2,000,000 shares. As of June 30, 2023, 6,744,341 shares and 930,077 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

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

For the three and six months ended June 30, 2023 we recognized $0.5 million and $2.2 million, respectively, for stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2023. For the three and six months ended June 30, 2022, we recognized $3.4 million and $2.5 million (net of reversals), respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2022. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and six months ended June 30, 2023, we recognized $2.0 million and $3.0 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of the reporting date. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of June 30, 2023. The stock-based compensation cost for milestone awards associated with performance-based milestone awards that were determined to be probable of achievement was not material for the three and six months ended June 30, 2022.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2023:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022		11,637,861
Regular equity program	9,811,936		$28.00	7.7	$—
Eidos Awards Exchange	1,445,885		$14.96	5.9	$1,427
Exchange Program	380,040		$2.35	6.2	$2,246
Granted		1,724,909
Regular equity program	1,724,909		$13.37
Exercised		(55,908)
Eidos Awards Exchange	(14,776)		$12.37
Exchange Program	(41,132)		$3.13
Cancelled		(456,326)
Regular equity program	(434,560)		$23.90
Eidos Awards Exchange	(19,815)		$19.75
Exchange Program	(1,951)		$4.21
Outstanding as of June 30, 2023		12,850,536
Regular equity program	11,102,285		$25.89	7.5	$18,217
Eidos Awards Exchange	1,411,294		$14.92	5.3	$7,904
Exchange Program	336,957		$2.25	5.7	$5,208
Exercisable as of June 30, 2023		8,687,555
Regular equity program	7,048,071		$27.02	6.6	$4,724
Eidos Awards Exchange	1,304,947		$14.01	5.2	$7,904
Exchange Program	334,537		$2.24	5.7	$5,173

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of four years.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 was $8.48.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2023 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised for the six months ended June 30, 2023 was $0.6 million.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2023, we recognized stock-based compensation expense of $8.1 million and $15.0 million, respectively, related to stock options under the Plans. For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $9.4 million and $20.2 million, respectively, related to stock options under the Plans. As of June 30, 2023, there was $49.3 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2023:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	4,108,642	$21.60
Granted	8,013,121	$11.96
Vested	(1,590,766)	$16.18
Cancelled	(280,926)	$18.13
Balance as of June 30, 2023	10,250,071	$15.00

For the three and six months ended June 30, 2023 we recognized stock-based compensation expense of $15.1 million and $27.4 million, respectively, related to RSUs under the Plans. For the three and six months ended June 30, 2022 we recognized stock-based compensation expense of $12.1 million and $24.0 million, respectively, related to RSUs under the Plans. As of June 30, 2023, there was $145.6 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the six months ended June 30, 2023:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	652,058	$7.29
Granted — Exchange Program	194,350	$18.55
Vested — Exchange Program	(194,350)	$18.55
Vested — Regular equity program	(289,036)	$7.18
Cancelled — Regular equity program	—	$-
Balance as of June 30, 2023	363,022	$7.38

For the three and six months ended June 30, 2023 and 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Exchange Program	$—	$—	$3,605	$—
Other RSAs	1,023	1,483	2,049	2,968
Total stock-based compensation expense	$1,023	$1,483	$5,654	$2,968

As of June 30, 2023, there was $2.6 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 0.6 years. The respective balances of unvested RSAs as of June 30, 2023 and December 31, 2022 are included as outstanding shares disclosed in the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

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

For the three and six months ended June 30, 2023, stock-based compensation expense related to our ESPP was $0.4 million and $0.9 million. For the three and six months ended June 30, 2022, stock-based compensation expense related to the ESPP was $0.7 million and $1.4 million, respectively. As of June 30, 2023, 3,703,691 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the six months ended June 30, 2023, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.00 - 6.02	0.50
Expected volatility	66.23% - 67.51%	86.12% - 113.19%
Risk-free interest rate	3.90% - 4.12%	3.12% - 4.98%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$8.48	$5.54

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

16.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate to incur total charges in the range of approximately $7.0 million to $9.0 million for the fiscal year 2023, consisting primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restructuring, impairment and related charges included in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Long-lived assets impairments and write-offs	$—	$—	$—	$12,653
Severance and employee-related costs	572	2,396	715	9,412
Winding down, exit and other related costs	2,959	6,000	6,185	8,993
Total	$3,531	$8,396	$6,900	$31,058

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$6,826	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 13)	—	2,185
Restructuring, impairment and related charges	6,900	31,058
Cash payments	(11,526)	(8,195)
Noncash activities	—	(13,825)
Ending balance	$2,200	$11,223

Restructuring liabilities are presented in our condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts payable	$45	$896
Accrued compensation and benefits	—	41
Accrued research and development liabilities	655	5,889
Other accrued liabilities	1,500	—
Total	$2,200	$6,826

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2023 and 2022.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “Inflation Act”) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company’s financial statements.

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and six months ended June 30, 2023 and 2022, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been anti-dilutive:

	As of June 30,
	2023	2022
Unvested RSAs	363,022	1,114,006
Unvested RSUs	10,250,071	6,055,931
Unvested performance-based RSUs	7,875	84,505
Common stock options issued and outstanding	12,850,536	12,669,110
Estimated shares issuable under performance-based milestone compensation arrangements	11,438,950	29,396,554
Estimated shares issuable under the ESPP	123,340	207,960
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	55,615,087	70,109,359

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

19.
Subsequent Event

In July 2023, we issued and sold 800,000 shares of our common stock at a price of $34.46 per share pursuant to the 2023 ATM Agreement. We received net proceeds of $27.2 million from this sale, after deducting sales agent's commissions of $0.4 million.

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

Overview

BridgeBio Pharma, Inc. (“we” or the “Company”) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 15 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration. We work across over 20 disease states and have over 15 ongoing clinical trials at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings and, to a lesser extent, revenues from certain licensing arrangements and sale of certain assets. We do not anticipate generating any revenues from product sales for the rest of the fiscal year ending December 31, 2023, as the selling activities for our approved products have been transferred or transitioned to our respective partners.

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2023 and 2022, we incurred net losses of $303.4 million and $203.9 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of the unpredictable impact of COVID-19 we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ ongoing clinical trials. We may continue to experience delays in certain ongoing activities, including commencement of planned clinical trials, non-clinical experiments and IND-enabling good laboratory practice toxicology studies. In response to the COVID-19 pandemic, we have implemented safety measures to protect our patient community, employees, partners, suppliers and stockholders. In May 2023, the World Health Organization declared that COVID-19 is no longer a global health emergency. However, we cannot predict the impact COVID-19 or any future pandemic may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the six months ended June 30, 2023 and 2022, our restructuring, impairment and related charges amounted to $6.9 million and $31.1 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We expect to incur total charges in the range of approximately $7.0 million to $9.0 million for the fiscal year ending December 31, 2023. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We remain committed to evaluating various restructuring alternatives aimed at driving operational changes in business processes. These alternatives include enhancing commercialization efforts, improving efficiencies, and achieving cost savings.

Effective December 21, 2022, our subsidiary, QED Therapeutics, Inc, or QED, and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA, which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sells the licensed product. The FDA has permanently discontinued TRUSELTIQTM and all clinical investigations under the associated Investigational New Drug application (“IND”) are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. The activities within the Close-Out Plan are expected to be completed by the end of 2023.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$1,641	$73,746	$3,467	$75,440
Cost of revenue	599	700	1,250	2,048
Research and development	107,488	108,400	200,349	216,049
Selling, general and administrative	36,122	36,426	67,230	80,139
Restructuring, impairment and related charges	3,531	8,396	6,900	31,058
Loss from operations	(146,099)	(80,176)	(272,262)	(253,854)
Interest income	4,514	766	8,667	1,033
Interest expense	(20,594)	(20,279)	(40,715)	(40,623)
Gain from sale of priority review voucher, net	—	107,946	—	107,946
Other income (expense), net	1,476	(10,816)	875	(18,391)
Net loss	(160,703)	(2,559)	(303,435)	(203,889)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,804	(7,297)	5,380	(2,364)
Net loss attributable to common stockholders of BridgeBio	(157,899)	(9,856)	(298,055)	(206,253)

	June 30, 2023	December 31, 2022
	(in thousands)
Cash, cash equivalents and marketable securities	$333,307	$428,269
Restricted Cash	19,930	37,930
Investment in equity securities	50,487	43,653

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investment in Equity Securities

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $333.3 million, restricted cash of $19.9 million and investment in equity securities of $50.5 million, compared to cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million as of December 31, 2022. Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The increase in investment in equity securities is primarily due to additional purchases and increase in fair market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Revenue	$1,641	$73,746	$(72,105)	$3,467	$75,440	$(71,973)

Revenue for the three and six months ended June 30, 2023 consists mainly of $1.5 million and $3.2 million, respectively, of services revenue under the Navire-BMS License Agreement. Revenue for the three and six months ended June 30, 2022 consists mainly of $70.2 million of license revenue and $3.2 million of services revenue under the Navire-BMS License Agreement.

The level of revenue, including license and service revenue, that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and entering into new collaboration agreements, if any. We do not anticipate generating any revenues from product sales during 2023, as the selling activities for our approved products were transferred or transitioned to our respective partners during fiscal year 2022 (see Notes 10 and 11 to our condensed consolidated financial statements).

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Research and development	$107,488	$108,400	$(912)	$200,349	$216,049	$(15,700)

Research and development expenses decreased by $0.9 million for the three months ended June 30, 2023, compared to the same period in 2022. This decrease was primarily due to a reduction in external costs resulting from the reprioritization of our development programs, in line with our restructuring initiative that commenced in the first quarter of 2022. Research and development expenses decreased by $15.7 million for the six months ended June 30, 2023, compared to the same period in 2022. This decrease was primarily due to a reduction in personnel related expenses and external costs resulting from the reprioritization of our development programs in line with our restructuring initiative that commenced in the first quarter of 2022.

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

For the three and six months ended June 30, 2023, we recognized Helsinn's share of research and development expenses of $1.0 million and $2.2 million, respectively, as a reduction to restructuring, impairment and related charges; whereas, Helsinn's share of research and development expenses of $9.5 million and $15.7 million, respectively, for the three and six months ended June 30, 2022, were recognized as a reduction of research and development expenses.

Refer to Note 10 to our condensed consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement and the termination of the Amended QED-Helsinn License and Collaboration Agreement.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical, contract manufacturing and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Acoramidis (Previously known as AG10)	$26,218	$20,950	$47,549	$40,761
Low-dose infigratinib for achondroplasia	11,096	8,464	23,453	17,164
BBP-418 for Limb-Girdle Muscular Dystrophy type 2I, or LGMD2I	9,043	8,679	15,377	12,341
Encaleret	11,650	6,263	21,062	13,457
BBP-631	9,083	9,526	17,750	18,567
KRAS inhibitor portfolio	9,997	8,161	19,421	14,093
Other development programs	13,023	28,386	23,995	60,718
Other research programs	17,378	17,971	31,742	38,948
Total	$107,488	$108,400	$200,349	$216,049

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Selling, general and administrative	$36,122	$36,426	$(304)	$67,230	$80,139	$(12,909)

The selling, general and administrative expenses were generally consistent for the three months ended June 30, 2023, compared to the same period in 2022. Selling, general and administrative expenses decreased by $12.9 million for the six months ended June 30, 2023, compared to the same period in 2022, mainly due to the streamlining of costs as a result of our restructuring initiative.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Restructuring, impairment and related charges	$3,531	$8,396	$(4,865)	$6,900	$31,058	$(24,158)

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We expect to incur total charges in the range of approximately $7.0 million to $9.0 million for the fiscal year 2023, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the range of costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We remain committed to evaluating various restructuring alternatives aimed at driving operational changes in business processes. These alternatives include improving efficiencies and achieving cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Interest income	$4,514	$766	$3,748	$8,667	$1,033	$7,634

Interest income consists of interest income earned on our cash equivalents and marketable securities. The increase in interest income during the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily due to higher interest rates on our cash equivalents and marketable securities. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Interest expense	$(20,594)	$(20,279)	$(315)	$(40,715)	$(40,623)	$(92)

Interest expense consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020 and our term loan with various lenders under the Loan Agreement dated November 17, 2021, as amended. Generally, increases and decreases in interest expense are attributable to changes in the principal amounts of our debt as our debt-related interests are fixed.

Gain From Sale of Priority Review Voucher, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Gain from sale of priority review voucher, net	$—	$107,946	$(107,946)	$—	$107,946	$(107,946)

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary Origin received approval of NULIBRYTM. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We received the proceeds of $110.0 million in June 2022 and recognized a net gain of $107.9 million, net of transaction costs for the three and six months ended June 30, 2022.

Other Income (Expense), net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Other income (expense), net	$1,476	$(10,816)	$12,292	$875	$(18,391)	$19,266

Other income (expense), net for the three months ended June 30, 2023 consists mainly of the net realized and unrealized gains from changes in fair value of our investments in equity securities of $1.4 million. Other income (expense), net for the six months ended June 30, 2023 consists mainly of the net realized and unrealized gains from changes in fair value of our investments in equity securities of $2.4 million, partially offset by $1.2 million loss from the deconsolidation of PellePharm.

Other income (expense), net for the three months ended June 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our investments in equity securities of $10.4 million. Other income expense, net for the six months ended June 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our investment in equity securities of $23.2 million and loss from disposal of Origin’s assets of $6.3 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

Net Loss (Income) Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Net loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,804	$(7,297)	$10,101	$5,380	$(2,364)	$7,744

Net loss (income) attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our condensed consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss (income) attributable to noncontrolling interests are directly impacted by changes in the net loss (income) of our consolidated entities and are the result of ownership percentage changes. Refer to Note 5 to our condensed consolidated financial statements.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, and to a lesser extent, revenue from certain licensing arrangements and sale of certain assets. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $333.3 million, restricted cash of $19.9 million and investments in equity securities of $50.5 million. We consider our investments in equity securities as a potential source of liquidity as we may liquidate these securities to fund current operations, if the need arises. Restricted cash related to the Navire-BMS License Agreement under the Loan agreement was $19.8 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of June 30, 2023, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2023, we incurred net losses of $303.4 million. We had an accumulated deficit as of June 30, 2023 of $2.2 billion. While we have undertaken costs related to commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

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

Sources of Liquidity

Initial public offering and other public offerings

On July 7, 2020, we filed a shelf registration statement on Form S-3ASR, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale Agreement, or the 2020 Sales Agreement, with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. There were no shares sold through this offering during the three and six months ended June 30, 2023. In May 2023, we terminated the Open Market Sale AgreementSM.

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

On May 4, 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2023 ATM Agreement”), with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. We did not issue any shares or receive any proceeds from this offering during the three months ended June 30, 2023.

In July 2023, we issued and sold 800,000 shares of our common stock at a price of $34.46 per share pursuant to the 2023 ATM Agreement. We received net proceeds of $27.2 million from this sale, after deducting sales agent's commissions of $0.4 million.

Debt

As of June 30, 2023, we have borrowings under the 2029 Notes, the 2027 Notes and the Amended Loan Agreement, which are discussed below.

2029 Notes, net

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

2027 Notes, net

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

Term Loan, net

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

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $6.7 million and $5.1 million of accrued interest into principal via PIK for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had cumulatively converted accrued interest into principal via PIK of $22.1 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
		(in thousands)
Net cash used in operating activities	$(257,675)	$(191,088)	$(66,587)
Net cash provided by investing activities	16,417	288,325	(271,908)
Net cash provided by (used in) financing activities	149,018	(20,956)	169,974
Net (decrease) increase in cash, cash equivalents and restricted cash	$(92,240)	$76,281	$(168,521)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $257.7 million for the six months ended June 30, 2023, consisting primarily of our net loss of $303.4 million, adjusted for non-cash items totaling $64.0 million of which primarily includes $49.1 million in stock-based compensation expense, $6.7 million in accrued payment-in-kind interest, and $4.6 million in accretion of debt, as well as $18.2 million net cash outflow related to changes in operating assets and liabilities. The $18.2 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $11.3 million in accrued research and development liabilities and a decrease of $11.1 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $4.1 million in accounts payable due to timing of payments, partially offset by a decrease of $8.5 million from licensing and collaboration agreements receivables primarily due to collections.

Net cash used in operating activities was $191.1 million for the six months ended June 30, 2022, consisting primarily of our net loss of $203.9 million, adjusted for non-cash items including a $110.0 million gain from sale of our PRV (excluding transaction costs), $52.4 million in stock-based compensation expense, $23.2 million in net loss from our investment in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on the sale of assets in connection with the Origin-Sentynl APA, as well as $23.2 million net cash inflow related to changes in operating assets and liabilities. The $23.2 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $16.6 million in deferred revenue arising from the Navire-BMS License Agreement, an increase of $7.8 million in accrued professional and other liabilities primarily due to build-up of accrued interests on our borrowings and a decrease in other assets of $8.7 million, partially offset by a decrease of $9.4 million in accrued compensation and benefits mainly due to timing of payments.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $16.4 million for the six months ended June 30, 2023, attributable primarily to $67.1 million in proceeds from the sale of equity securities, $41.6 million in maturities of marketable securities, partially offset by purchases of investment in equity securities of $71.5 million and purchases of marketable securities of $19.8 million.

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

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $149.0 million for the six months ended June 30, 2023, consisting primarily of $144.0 million in net proceeds from the issuance of common stock through the Follow-on offering.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the six months ended June 30, 2023.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we held cash, cash equivalents, marketable securities and restricted cash (current) of $353.2 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds, short-term commercial paper and agency discount notes. Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of June 30, 2023, we had no outstanding debt subject to variable interest rates. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $452.0 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investment in equity securities. As of June 30, 2023, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $50.5 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and thereafter, First Republic Bank on May 1, 2023. Recently, the Federal Reserve issued a self-assessment report acknowledging it did not fully appreciate the extent of risks involved and noting the need to evaluate how it supervises a bank’s management of interest rate risk and liquidity risk, including the particular risks of banks similar to SVB with rapid growth and concentrated business models. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022, we have not experienced any credit losses associated with our cash, cash equivalents, marketable securities and restricted cash account balances held by financial institutions.

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

The sale or issuance of our common stock to, or through, Goldman Sachs & Co. LLC, or Goldman Sachs, and SVB Securities LLC, or SVB, may cause significant dilution and the sale of the shares of common stock acquired by Goldman Sachs or SVB, or the perception that such sales may occur, could cause the price of our common stock to fall.

On May 4, 2023, we entered into an Equity Distribution Agreement (the “2023 ATM Agreement”) with Goldman Sachs and SVB, pursuant to which we may offer and sell our common stock, having aggregate sales proceeds of up to $450.0 million, to or through Goldman Sachs and SVB, from time to time, in an “at-the-market” offering program. Sales to, or through, Goldman Sachs and SVB by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

On July 24, 2023 we received approximately $27.2 million net proceeds through the 2023 ATM Agreement from the sale of 800,000 shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Information Required to be Reported on Form 8-K

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On June 6, 2023, Randal W. Scott, Ph.D., a member of our Board of Directors, adopted a trading plan for the sale of a maximum of 16,000 shares of our common stock (the “June 6 Plan”). The June 6 Plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) and is expected to remain in effect until the earlier of (1) September 30, 2024 and (2) the date on which an aggregate of 16,000 shares of our common stock have been sold under such plan.

On June 15, 2023, Frank McCormick, Ph.D., a member of our Board of Directors, adopted a trading plan for the sale of a maximum of 200,000 shares of our common stock (the “June 15 Plan”). The June 15 Plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) and is expected to remain in effect until the earlier of (1) September 19, 2024 and (2) the date on which an aggregate of 200,000 shares of our common stock have been sold under such plan.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

10.1#	BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan, effective February 10, 2023.	10-Q	001-38959	10.4	May 4, 2023

10.2	Equity Distribution Agreement dated May 4, 2023, by and among the Company and Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3ASR	333-271650	1.2	May 4, 2023

10.3#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	—	—	—	Filed herewith

10.4#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	—	—	—	Filed herewith

10.5#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	—	—	—	Filed herewith

10.6#	Form of Restricted Stock Unit Award Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	—	—	—	Filed herewith

10.7#	Form of Restricted Stock Award Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	—	—	—	Filed herewith

10.8#	Form of Non-Qualified Stock Option Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	—	—	—	Filed herewith

10.9#	Form of Non-Qualified Stock Option Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan for Board of Directors (2023 Form).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: August 3, 2023	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)