Form 10-Q
period 2023-09-30
BridgeBio Pharma, Inc.
filed 2023-11-02
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 26, 2023, the registrant had 173,967,052 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$505,213	$376,689
Marketable securities	—	51,580
Investment in equity securities	38,052	43,653
Receivable from licensing and collaboration agreements	5,170	17,079
Restricted cash	16,652	37,930
Prepaid expenses and other current assets	22,583	21,922
Total current assets	587,670	548,853
Property and equipment, net	12,413	14,569
Operating lease right-of-use assets	9,332	10,678
Intangible assets, net	26,917	28,712
Other assets	18,676	20,224
Total assets	$655,008	$623,036
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,472	$11,558
Accrued compensation and benefits	33,735	31,256
Accrued research and development liabilities	29,244	39,803
Operating lease liabilities, current portion	4,137	3,675
Deferred revenue, current portion	6,592	8,156
Accrued professional and other accrued liabilities	27,885	26,980
Total current liabilities	106,065	121,428
2029 Notes, net	736,422	734,988
2027 Notes, net	542,938	541,634
Term loan, net	441,721	430,993
Operating lease liabilities, net of current portion	9,812	12,274
Other long-term liabilities	11,785	26,643
Total liabilities	1,848,743	1,867,960
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	1,403	(1,589)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 180,323,715 shares issued and 174,131,954 shares outstanding as of September 30, 2023, 156,817,333 shares issued and 150,625,572 shares outstanding as of December 31, 2022	180	157
Treasury stock, at cost; 6,191,761 shares as of September 30, 2023 and December 31, 2022	(275,000)	(275,000)
Additional paid-in capital	1,459,596	938,703
Accumulated other comprehensive income (loss)	34	(328)
Accumulated deficit	(2,392,353)	(1,918,149)
Total BridgeBio stockholders’ deficit	(1,207,543)	(1,254,617)
Noncontrolling interests	12,405	11,282
Total stockholders’ deficit	(1,195,138)	(1,243,335)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$655,008	$623,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$4,091	$338	$7,558	$75,778
Operating costs and expenses:
Cost of revenue	598	739	1,848	2,787
Research and development	125,136	92,511	325,485	308,560
Selling, general and administrative	35,777	31,188	103,007	111,327
Restructuring, impairment and related charges	272	5,016	7,172	36,074
Total operating costs and expenses	161,783	129,454	437,512	458,748
Loss from operations	(157,692)	(129,116)	(429,954)	(382,970)
Other income (expense), net:
Interest income	3,793	2,417	12,460	3,450
Interest expense	(20,306)	(19,825)	(61,021)	(60,448)
Gain from sale of priority review voucher, net	—	—	—	107,946
Other income (expense), net	(5,283)	6,331	(4,408)	(12,060)
Total other income (expense), net	(21,796)	(11,077)	(52,969)	38,888
Net loss	(179,488)	(140,193)	(482,923)	(344,082)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,489	2,854	7,869	490
Net loss attributable to common stockholders of BridgeBio	$(176,999)	$(137,339)	$(475,054)	$(343,592)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(1.08)	$(0.93)	$(2.99)	$(2.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	163,308,632	147,937,817	158,891,152	146,842,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(179,488)	$(140,193)	$(482,923)	$(344,082)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(29)	79	362	(216)
Comprehensive loss	(179,517)	(140,114)	(482,561)	(344,298)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,489	2,854	7,869	490
Comprehensive loss attributable to common stockholders of BridgeBio	$(177,028)	$(137,260)	$(474,692)	$(343,808)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30. 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under Follow-on offering, net	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of PellePharm	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	(204)	160,435,238	167	6,191,761	(275,000)	1,106,635	(12)	(2,057,455)	(1,225,665)	12,256	(1,213,409)
Issuance of shares under equity compensation plans	—	1,006,597	1	—	—	118	—	—	119	—	119
Repurchase of shares to satisfy tax withholding	—	(85,374)	—	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Stock-based compensation	—	—	—	—	—	24,614	—	—	24,614	—	24,614
Issuance of common stock under Follow-on offering, net	—	63,470	—	—	—	1,033	—	—	1,033	—	1,033
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	40	40
Transfers from (to) noncontrolling interests	1,918	—	—	—	—	(3,097)	—	—	(3,097)	1,179	(1,918)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	75	—	75	—	75
Net loss	(1,381)	—	—	—	—	—	—	(157,899)	(157,899)	(1,423)	(159,322)
Balances as of June 30, 2023	333	161,419,931	168	6,191,761	(275,000)	1,128,100	63	(2,215,354)	(1,362,023)	12,052	(1,349,971)
Issuance of shares under equity compensation plans	—	1,312,888	1	—	—	4,909	—	—	4,910	—	4,910
Issuance of common stock under ESPP	—	147,779	—	—	—	1,588	—	—	1,588	—	1,588
Repurchase of shares to satisfy tax withholding	—	(87,584)	—	—	—	(2,610)	—	—	(2,610)	—	(2,610)
Stock-based compensation	—	—	—	—	—	24,232	—	—	24,232	—	24,232
Issuance of common stock under ATM offering, net	—	2,171,217	2	—	—	64,963	—	—	64,965	—	64,965
Issuance of common stock under Private Placement offering, net	—	9,167,723	9	—	—	240,787	—	—	240,796	—	240,796
Issuance of noncontrolling interests	1,500	—	—	—	—	—	—	—	—	41	41
Transfers from (to) noncontrolling interests	1,146	—	—	—	—	(2,373)	—	—	(2,373)	1,225	(1,148)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net loss	(1,576)	—	—	—	—	—	—	(176,999)	(176,999)	(913)	(177,912)
Balances as of September 30, 2023	$1,403	174,131,954	$180	6,191,761	$(275,000)	$1,459,596	$34	$(2,392,353)	$(1,207,543)	$12,405	$(1,195,138)

	Nine Months Ended September 30, 2022

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	229,926	—	—	—	104	—	—	104	—	104
Issuance of common stock under ESPP	—	127,635	—	—	—	966	—	—	966	—	966
Repurchase of shares to satisfy tax withholding	—	(12,491)	—	—	—	(110)	—	—	(110)	—	(110)
Stock-based compensation	—	—	—	—	—	25,423	—	—	25,423	—	25,423
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	89	89
Transfers from (to) noncontrolling interests	(47)	—	—	—	—	(317)	—	—	(317)	365	48
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(251)	—	(251)	—	(251)
Net loss	(1,040)	—	—	—	—	—	—	(196,397)	(196,397)	(3,893)	(200,290)
Balances as of March 31, 2022	336	147,688,393	154	6,191,761	(275,000)	867,596	(383)	(1,633,363)	(1,040,996)	(27)	(1,041,023)
Issuance of shares under equity compensation plans	—	609,058	—	—	—	56	—	—	56	—	56
Repurchase of shares to satisfy tax withholding	—	(54,254)	—	—	—	(366)	—	—	(366)	—	(366)
Stock-based compensation	—	—	—	—	—	23,901	—	—	23,901	—	23,901
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,686	4,686
Transfers from (to) noncontrolling interests	144	—	—	—	—	1,773	—	—	1,773	(1,917)	(144)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Net income (loss)	(1,979)	—	—	—	—	—	—	(9,856)	(9,856)	9,276	(580)
Balances as of June 30, 2022	(1,499)	148,243,197	154	6,191,761	(275,000)	892,960	(427)	(1,643,219)	(1,025,532)	12,018	(1,013,514)
Issuance of shares under equity compensation plans	—	965,764	2	—	—	449	—	—	451	—	451
Issuance of common stock under ESPP	—	211,914	—	—	—	1,592	—	—	1,592	—	1,592
Repurchase of shares to satisfy tax withholding	—	(53,788)	—	—	—	(596)	—	—	(596)	—	(596)
Stock-based compensation	—	—	—	—	—	23,231	—	—	23,231	—	23,231
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	77	77
Transfers from (to) noncontrolling interests	64	—	—	—	—	(303)	—	—	(303)	238	(65)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	79	—	79	—	79
Net loss	(953)	—	—	—	—	—	—	(137,339)	(137,339)	(1,901)	(139,240)
Balances as of September 30, 2022	$(2,388)	149,367,087	$156	6,191,761	$(275,000)	$917,333	$(348)	$(1,780,558)	$(1,138,417)	$10,432	$(1,127,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2022 and 2021 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(482,923)	$(344,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	71,685	69,770
Depreciation and amortization	4,909	5,111
Noncash lease expense	3,024	4,017
Accrual of payment-in-kind interest on term loan	6,742	—
Loss on deconsolidation of PellePharm	1,241	—
Loss from investment in equity securities, net	2,951	12,969
Fair value of shares issued under a license agreement	—	4,567
Accretion of debt	6,724	6,469
Fair value adjustment of warrants	52	1,446
Loss on sale of certain assets	—	6,261
Impairment of long-lived assets	—	12,720
Gain from sale of priority review voucher, excluding transaction costs	—	(110,000)
Gain from recognition of receivable from licensing and collaboration agreement	—	(12,500)
Other noncash adjustments	(384)	670
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	11,909	(832)
Prepaid expenses and other current assets	(980)	4,072
Other assets	1,443	10,095
Accounts payable	(3,404)	(1,725)
Accrued compensation and benefits	(4,156)	(9,122)
Accrued research and development liabilities	(10,544)	452
Operating lease liabilities	(3,671)	(4,819)
Deferred revenue	(4,464)	16,969
Accrued professional and other liabilities	(3,055)	1,241
Net cash used in operating activities	(402,901)	(326,251)
Investing activities:
Purchases of marketable securities	(29,726)	(134,635)
Maturities of marketable securities	82,550	452,819
Purchases of investment in equity securities	(78,314)	(26,312)
Sales of investment in equity securities	80,963	28,830
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	(503)	—
Payment for an intangible asset	—	(1,500)
Proceeds from sale of priority review voucher	—	110,000
Proceeds from sale of certain assets	—	10,000
Purchases of property and equipment	(871)	(4,020)
Net cash provided by investing activities	54,099	435,182
Financing activities:
Proceeds from issuance of common stock through Private Placement offering, net	241,250	—
Proceeds from issuance of common stock through Follow-on offering, net	144,049	—
Proceeds from issuance of common stock through ATM offering, net	64,965	—
Transactions with noncontrolling interests	1,500	—
Repayment of term loan	—	(20,486)
Proceeds from BridgeBio common stock issuances under ESPP	3,397	2,558
Repurchase of shares to satisfy tax withholding	(4,325)	(1,072)
Issuance costs associated with term loan	—	(1,120)
Proceeds from stock option exercises, net of repurchases	5,222	609
Net cash provided by (used in) financing activities	456,058	(19,511)
Net increase in cash, cash equivalents and restricted cash	107,256	89,420
Cash, cash equivalents and restricted cash at beginning of period	416,884	396,365
Cash, cash equivalents and restricted cash at end of period	$524,140	$485,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$50,826	$47,575
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid issuance cost on Private Placement offering	$455	$—
Payment-in-kind interest added to principal of term loan	$—	$8,503
Unpaid property and equipment	$192	$60
Transfers (to) from noncontrolling interests (Note 5)	$(8,313)	$1,153
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$505,213	$483,235
Restricted cash	16,652	—
Restricted cash — Included in “Prepaid expenses and other current assets”	—	140
Restricted cash — Included in “Other assets”	2,275	2,410
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$524,140	$485,785

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim periods.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper and U.S. government securities. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our cash, cash equivalents and marketable securities are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents and marketable securities are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$505,213	$376,689
Restricted cash	16,652	37,930
Restricted cash, non-current — included in “Other assets”	2,275	2,265
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$524,140	$416,884

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10. As of September 30, 2023 and December 31, 2022, restricted cash related to this agreement was $16.5 million and $37.8 million, respectively, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of September 30, 2023, restricted cash related to such agreements was $0.1 million and $2.2 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, restricted cash related to such agreements was $0.1 million and $2.3 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts as of September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022.

We are subject to certain risks and uncertainties and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing, regulatory approval and market

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Due to the COVID-19 pandemic we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ clinical trials in the past. While we have not had any recent concerns, we may continue to experience delays in certain ongoing key program activities, including commencement of planned clinical trials, as well as non-clinical experiments and Investigational New Drug Application-enabling good laboratory practice toxicology studies. In response to the COVID-19 pandemic, we implemented safety measures to protect our patient community, employees, partners, suppliers and stockholders. In May 2023, the World Health Organization declared that COVID-19 is no longer a global health emergency. However, we cannot predict the impact COVID-19 or any future public health emergency or pandemic may have on global business operations and economic conditions, or on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects or on our financial and operating results.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606, Revenue from Contracts with Customers,
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$205,485	$205,485	$—	$—
Treasury bills	189,338	—	189,338	—
Agency discount notes	69,597	—	69,597	—
Total cash equivalents	464,420	205,485	258,935	—
Investment in equity securities	38,052	38,052	—	—
LianBio Warrant	518	518	—	—
Total financial assets	$502,990	$244,055	$258,935	$—
Liability
Embedded derivative	$1,665	$—	$—	$1,665

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$202,250	$202,250	$—	$—
Commercial paper	159,758	—	159,758	—
Total cash equivalents	362,008	202,250	159,758	—
Marketable securities:
Commercial Paper	51,580	—	51,580	—
Total marketable securities	51,580	—	51,580	—
Investment in equity securities	43,653	43,653	—	—
LianBio Warrant	570	570	—	—
Total financial assets	$457,811	$246,473	$211,338	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

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

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities had an aggregate fair value of $30.6 million and $35.5 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, we also had an investment in LianBio whose fair value amounted to $7.5 million and $8.2 million, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total realized and unrealized gains and losses associated with investment in equity securities during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net realized gains recognized on investment in equity securities sold	$253	$1,745	$9,049	$360
Net unrealized gains (losses) recognized on investment in equity securities held as of the end of the period	(5,603)	8,514	(12,000)	(13,329)
Total net gains (losses) included in “Other income (expense), net”	$(5,350)	$10,259	$(2,951)	$(12,969)

LianBio Warrant

As of September 30, 2023 and December 31, 2022 our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, see Note 6). We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, see Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of September 30, 2023, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $556.9 million and $529.4 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes was $314.0 million and $218.6 million, respectively, based on the market price on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (see Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of September 30, 2023 and December 31, 2022 was $385.9 million and $377.2 million, respectively.

4.
Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds, treasury bills and securities issued by the U.S. government or its agencies. Our marketable securities consist of high investment grade fixed income securities that are invested in commercial paper.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$205,485	$—	$—	$205,485
Treasury bills	189,312	26	—	189,338
Agency discount notes	69,589	8	—	69,597
Total cash equivalents	$464,386	$34	$—	$464,420

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. There were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2022 our marketable securities had average contractual maturities of approximately 6 months. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

5.
Noncontrolling Interests

As of September 30, 2023 and December 31, 2022, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the three and nine months ended September 30, 2023, the adjustments in the aggregate amounted to $(2.4) million and $(8.3) million, respectively. For the three and nine months ended September 30, 2022, the adjustments in the aggregate amounted to $(0.3) million and $1.2 million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Other Equity Investments

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio. We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three and nine months ended September 30, 2023, we recorded an unrealized loss of $4.0 million and $0.8 million, respectively, for the ongoing mark-to-market adjustments of the investment, see Note 3. For the three and nine months ended September 30, 2022, we recorded an unrealized loss of $1.0 million and $21.0 million, respectively, for the ongoing mark-to-market adjustments of the investment. As of September 30, 2023 and December 31, 2022, we recorded $61.1 million and $60.3 million, respectively, in cumulative unrealized loss for the ongoing mark-to-market adjustments of the investment.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material for the three and nine months ended September 30, 2023 and 2022.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $0.5 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 16, 2023, PellePharm’s board of directors authorized the assignment of all PellePharm’s assets to PellePharm ABC, LLC for liquidation and distribution under the General Assignment for the Benefit of Creditors (“ABC”).

As part of the ABC proceedings, PellePharm’s board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, during the three months ended March 31, 2023, BridgeBio deconsolidated PellePharm and recognized a loss of $1.2 million which is presented as part of “Other income (expense), net” on the condensed consolidated statements of operations for the nine months ended September 30, 2023.

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	September 30, 2023		December 31, 2022
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	11.2 years	$32,500	12.0 years	$32,500
Less: accumulated amortization		(5,583)		(3,788)
Total		$26,917		$28,712

Amortization expense recorded as part of cost of revenue for the three and nine months ended September 30, 2023 was $0.6 million and $1.8 million, respectively. Amortization expense recorded as part of cost of revenue for the three and nine months ended September 30, 2022 was $0.6 million and $1.8 million, respectively. Future amortization expense is $0.6 million for the remainder of 2023, $2.4 million for each of the years from 2024 to 2027 and $16.7 million thereafter.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the U.S. Food and Drug Administration (“FDA”) approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis. While a request to withdraw the New Drug Application (“NDA”) for TRUSELTIQTM was submitted in May 2023, all clinical investigations under the associated Investigational New Drug application (“IND”) were discontinued as of March 2023 due to difficulty enrolling study patients for the required confirmation trial. However, the intellectual property rights, patents and know-how related to infigratinib is being applied to other clinical investigations for FGFR-driven diseases.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”), entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”), to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, or IPR&D, thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

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

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc. (“Sentynl”), in March 2022, or the Origin-Sentynl APA (see Note 11), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While a request to withdraw the NDA for TRUSELTIQTM was submitted in May 2023, and all clinical investigations under the associated IND were discontinued, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. As of September 30, 2023, the amount due to FMI is presented in our condensed consolidated balance sheets as $6.0 million in “Accrued professional and other accrued liabilities” and $5.0 million in “Other long-term liabilities,” respectively. As of December 31, 2022, the amount due to FMI is presented in our condensed consolidated balance sheets as $2.5 million in “Accrued professional and other accrued liabilities” and $8.5 million in “Other long-term liabilities,” respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, see Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2023.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$9,506	$637
Stock (2)	51,550	8,457
Cash or stock at our sole discretion	128,483	1,728
Total	$189,539	$10,822

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2023, there were no material amounts accrued related to termination charges. As of December 31, 2022, we had liabilities for certain fees that we have incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 16).

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

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors. To date, we have not incurred any material costs and have not accrued any material liabilities on the condensed consolidated financial statements as a result of these provisions.

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

We received net proceeds from the 2021 Note Offering of approximately $731.4 million, after deducting the 2029 Notes Initial Purchasers’ discount (there were no direct offering expenses borne by us for the 2029 Notes). We used approximately $61.3 million of the net proceeds from the 2021 Note Offering to pay for the cost of the 2021 Capped Call Transactions described below and approximately $50.0 million to pay for the repurchase of shares of BridgeBio’s common stock described below.

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

In connection with the issuance of the 2029 Notes, we incurred approximately $16.1 million of debt issuance costs, which consisted of initial purchasers’ discounts. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2029 Notes or approximately their eight-year term.

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

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the 2027 Notes Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the 2020 Capped Call Transactions described below, and approximately $75.0 million to pay for the repurchase of shares of BridgeBio’s common stock described below.

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on September 30, 2023, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

In accounting for the issuance of the 2027 Notes in 2020 under ASC 470-20, Debt: Debt with Conversion and Other Options, we separately accounted for the liability and equity components of the 2027 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to our ability to settle the 2027 Notes in cash, BridgeBio’s common stock, or a combination of cash and BridgeBio’s common stock at our option. Effective January 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), and, as a result, we no longer separately account for the liability and equity components of the 2027 Notes, and, instead, account for our 2027 Notes wholly as debt.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	September 30, 2023		December 31, 2022
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(11,078)	(7,062)	(12,512)	(8,366)
Net carrying amount	$736,422	$542,938	$734,988	$541,634

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	482	438	920	1,434	1,304	2,738
Total interest and amortization expense	$4,687	$3,876	$8,563	$14,048	$11,617	$25,665

Effective interest rate	2.6%	2.8%		2.6%	2.8%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	469	426	895	1,398	1,270	2,668
Total interest and amortization expense	$4,674	$3,864	$8,538	$14,012	$11,583	$25,595

Effective interest rate	2.5%	2.8%		2.5%	2.8%

As of September 30, 2023, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of September 30, 2023 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2023	$—	$—	$—
Year ending December 31:
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
Thereafter	772,727	—	772,727
Total future payments	840,003	598,125	1,438,128
Less amounts representing interest	(92,503)	(48,125)	(140,628)
Total principal amount	$747,500	$550,000	$1,297,500

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

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events are referred to as prepayment events), which could be 50% or 75% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.4 million and $10.1 million of accrued interest into principal via PIK for the three and nine months ended September 30, 2023, respectively. Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.4 million and $8.5 million of accrued interest into principal via PIK for the three and nine months ended September 30, 2022, respectively.

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

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Principal value of term loan	$429,916	$429,916
PIK added to principal	22,066	15,324
Debt discount, issuance costs and exit fee accretion	(10,261)	(14,247)
Term loan, net	$441,721	$430,993

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2023, we recognized interest expense related to the Amended Loan Agreement of $11.6 million and $34.6 million, respectively, of which $1.2 million and $4.0 million, respectively, relate to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2022, we recognized interest expense related to the Amended Loan Agreement of $11.2 million and $34.7 million, respectively, of which $1.2 million and $3.8 million, respectively, relate to amortization of debt discount and issuance costs. As of September 30, 2023 and December 31, 2022, interest payable under the Amended Loan Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $10.1 million and $6.4 million, respectively.

Future minimum payments under the Amended Loan Agreement as of September 30, 2023 are as follows:

Amount
(in thousands)
Remainder of 2023	$10,283
Year Ending December 31:
2024	41,243
2025	41,243
2026	507,134
Total future payments	599,903
Less amounts representing interest	(139,323)
Less exit fee	(8,598)
Total principal amount of term loan payments	$451,982

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the supply of clinical quantities of the licensed product. Navire has provided $1.7 million of clinical supplies to BMS during the three and nine months ended September 30, 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2023. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the three and nine months ended September 30, 2023 was $1.3 million and $4.5 million, respectively. Revenue recognized related to this performance obligation for the nine months ended September 30, 2022 was $3.1 million.

Our condensed consolidated balance sheet as of September 30, 2023 includes a deferred revenue balance of $10.8 million ($6.6 million presented as “Deferred revenue, current portion” and $4.2 million included in “Other long-term liabilities”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2022 includes a deferred revenue balance of $15.3 million ($8.2 million presented as “Deferred revenue, current portion” and $7.1 million included in “Other long-term liabilities”) related to our research and development services obligation.

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

Pursuant to the Amended QED-Helsinn License and Collaboration Agreement, QED was eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provided for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED’s contracted activities incurred during the transitional period were fully reimbursable by Helsinn and were due to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI described in Note 7 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording this transaction, we recognized a corresponding gain as part of “Other income (expense), net” for the nine months ended September 30, 2022.

Effective December 21, 2022, QED and Helsinn (the “Helsinn Parties”), entered into a Mutual Termination Agreement (“MTA”), which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued the distribution of TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan are expected to be completed by the end of 2023.

In accordance with the MTA, all outstanding obligations under the Amended QED-Helsinn License and Collaboration agreement related to the contracted services during the transitional period became due. As of the date of the MTA, outstanding obligations were $31.3 million, consisting of reimbursable contracted research and development and commercial activities of $18.8 million and the reimbursement of QED’s obligation to FMI of $12.5 million described in Note 7. In accordance with the payment terms of the MTA, we received $15.0 million from Helsinn in December 2022 and $5.3 million in January 2023. The remaining $11.0 million related to the remaining reimbursement of QED’s obligation to FMI and is due in eleven equal monthly installments of $1.0 million commencing in February 2023, of which we have received $8.0 million as of September 30, 2023. All costs incurred subsequent to the transitional period are considered close-out costs and the responsibilities between the Helsinn Parties and are outlined within the Close-Out Plan. For the three and nine months ended September 30, 2023, QED has incurred $0.2 million and $5.9 million of close-out costs, respectively, of which $0.2 million and $4.7 million, respectively, is subject to 50% reimbursement from Helsinn. As of September 30, 2023, the outstanding receivable due from Helsinn was $3.0 million, which relates to the reimbursement of QED’s obligation to FMI. As of December 31, 2022, the outstanding receivable due from Helsinn was $16.3 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated balance sheets. All close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” within our condensed consolidated statement of operations (See Note 16).

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

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized Helsinn’s share of research and development expenses of $0.1 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $5.7 million and $21.4 million for the three and nine months ended September 30, 2022, respectively, as a reduction of research and development expenses.

For the unit of account that is within the scope of ASC 808 relating to commercial activities, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we accounted for Helsinn’s share of the co-commercialization activities as reduction to selling, general and administrative expenses. We did not incur any costs relating to commercialization activities subject to reimbursement from Helsinn for the three and nine months ended September 30, 2023. We recognized Helsinn’s share of the co-commercialization activities of $0.1 million and $1.8 million for the three and nine months ended September 30, 2022, respectively.

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the three and nine months ended September 30, 2023, we have provided $1.1 million of clinical supply to LianBio. During the three and nine months ended September 30, 2022, we provided $0.3 million of clinical supply to LianBio. Amounts have been recognized within revenue in our condensed consolidated statements of operations.

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

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in November 2021. QED has provided immaterial amounts of clinical supplies to LianBio during the three and nine months ended September 30, 2023, and we have recorded such amounts within revenue in our condensed consolidated statements of operations. No clinical supply was provided during the three and nine months ended September 30, 2022.

License Agreement with Alexion

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc., or together Alexion, to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis, or the Eidos-Alexion License Agreement. Under the agreement, Eidos received an upfront nonrefundable payment of $25.0 million.

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

Eidos accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos has provided immaterial amounts to Alexion as part of the clinical supply agreement during the three and nine months ended September 30, 2023 and 2022, respectively, and has recorded such amounts within revenue in our condensed consolidated statements of operations.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of September 30, 2023 and December 31, 2022, the Company had unbilled receivables of $3.4 million and $16.8 million, respectively, of which 88.1% and 97.5%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of September 30, 2023 and December 31, 2022 is $5.2 million and $17.1 million, respectively, and is presented as “Receivable from licensing and collaboration agreements” within our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2023 and December 31, 2022, the Company did not have an allowance for credit losses.
11.
In-licensing and Other Research and Development Agreements

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the three and nine months ended September 30, 2023 and 2022, the cost of license revenue was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas, Inc. (“TheRas”) entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into two subsequent license agreements, or Additional Leidos Licenses, in August 2022; the two Additional Leidos Licenses related to (i) KRAS G12C inhibitor and (ii) P13Kα breaker compounds. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the three and nine months ended September 30, 2023, the research and development expenses were $1.2 million and $2.4 million, respectively, in connection with the Leidos Agreements. For the three and nine months ended September 30, 2022, the research and development expenses were nil and $1.7 million, respectively, in connection with the Leidos Agreements.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the three and nine months ended September 30, 2023, QED recognized research and development expenses of nil, in connection with this agreement. For the three and nine months ended September 30, 2022, QED recognized research and development expenses of $0.9 million and $1.9 million, respectively, in connection with this agreement.

Resilience Development and Manufacturing Service Agreements

In September 2023, Aspa Therapeutics, Inc. (“Aspa”) and Adrenas Therapeutics Inc. (“Adrenas”), each entered into a Development and Manufacturing Services Agreement (collectively the “Resilience DMSAs”) and a Project Agreement (collectively the “Resilience PAs”), (collectively the “Resilience Agreements”) with Resilience US, Inc. (“Resilience”), for Resilience to provide

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

contract development, manufacturing, testing and related services with respect to therapeutic and pharmaceutical products for the clinical development applications of BBP-812 and BBP-631, respectively. BBP-812 is an intravenous AAV9 investigational drug product intended for the treatment of children with Canavan Disease, under the age of five years. BBP-631 is an intravenous AAV5 investigational drug product intended for the treatment of adults and children with congenital adrenal hyperplasia. The Resilience DMSAs have ten-year terms and may each be extended for additional two-year periods. Under the Resilience PAs, Resilience will provide Aspa with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $15.5 million. Under the Resilience PAs, Resilience will provide Adrenas with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $29.3 million. In addition to the payments for their share of services performed by Resilience, Aspa and Adrenas may each be required to make future payments of up to $10.0 million upon achievement of certain development and approval milestone events, and royalty payments (mid-single digits for BBP-812 and low-single digits for BBP-631) based on achievement of certain net sales metrics.

For the three and nine months ended September 30, 2023, there were no research and development expenses incurred or cost sharing credits received in connection with the Resilience Agreements.

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

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRYTM, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRYTM in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022, or the Closing Date. Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones under the Origin-Alexion APA (see Note 7). In October 2022, we paid $3.5 million of the regulatory-based milestone payment as the initial milestone criteria was met. As of September 30, 2023, Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency, or EMA, country of up to $1.0 million when it becomes due.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,000	$1,128	$3,024	$4,017
Finance lease costs	104	110	317	334
Variable lease costs	1,768	1,567	5,186	4,632
Total lease cost	$2,872	$2,805	$8,527	$8,983

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,671	$4,819
Operating cash flows for finance lease	325	317
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,179	240

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	4.4	5.4
Finance lease	2.3	3.3
Weighted-average discount rate
Operating leases	5.99%	5.76%
Finance lease	6.62%	6.62%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2023, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2023	$960
Year ending December 31:
2024	4,921
2025	3,937
2026	1,868
2027	849
Thereafter	3,361
Total future minimum lease payments	15,896
Imputed interest	(1,947)
Total	$13,949

Reported as of September 30, 2023
Operating lease liabilities, current portion	$4,137
Operating lease liabilities, net of current portion	9,812
Total operating lease liabilities	$13,949

No impairment loss was recognized during the three and nine months ended September 30, 2023. We recognized an immaterial amount of impairment loss during the three and nine months ended September 30, 2022.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was formalized effective May 2022. In accordance with the termination agreement, we paid the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million. During the nine months ended September 30, 2022, we recorded a pre-tax impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite will cease pursuant to the proposed termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our condensed consolidated statement of operations for the nine months ended September 30, 2022 (see Note 16).

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.
Public Offerings, Share Repurchase Program and Securities Purchase Agreement

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. We did not issue any shares or receive any proceeds from this offering during the three and nine months ended September 30, 2023 and 2022. During the three months ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. In May 2023, we terminated the Open Market Sale AgreementSM.

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of September 30, 2023 and December 31, 2022.

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

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the three and nine months ended September 30, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. As of September 30, 2023, we are still eligible to sell up to $384.0 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Securities Purchase Agreement and Private Placement

In September 2023, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement pursuant to which we sold and issued to the Investors in a private placement (the “Private Placement”) an aggregate of 9,167,723 shares of our common stock, par value $0.001 per share, at a purchase price of $27.27 per share. We paid certain placement agents a commission based on the aggregate gross proceeds received from all sales of the common stock under the

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement. One of the placement agents in the Private Placement was KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of $1.8 million of the aggregate gross proceeds received from all sales of the common stock in the Private Placement. In September 2023, we received net proceeds of $241.3 million under the Private Placement offering, after deducting placement agent commissions of $8.7 million. Additionally, unpaid issuance costs as of September 30, 2023 are $0.5 million, and once paid will further reduce the net proceeds from the Private Placement offering to $240.8 million.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$14,103	$41	$14,144	$39,028	$124	$39,152
Selling, general and administrative	13,086	—	13,086	38,731	—	38,731
Restructuring, impairment and related charges	—	—	—	—	—	—
Total stock-based compensation	$27,189	$41	$27,230	$77,759	$124	$77,883

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$6,025	$112	$6,137	$28,705	$341	$29,046
Selling, general and administrative	12,521	—	12,521	40,995	31	41,026
Restructuring, impairment and related charges	—	—	—	1,172	—	1,172
Total stock-based compensation	$18,546	$112	$18,658	$70,872	$372	$71,244

We recorded $4.6 million and $6.2 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded $1.2 million and $1.4 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In February 2023, the 2019 Inducement Equity Plan was amended and restated to increase the total number of shares authorized for issuance from 1,000,000 shares to 2,000,000 shares. As of September 30, 2023, 7,029,584 shares and 689,905 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans”.

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

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 year to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” on the condensed consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio’s common stock to be granted upon the achievement date.

For the three and nine months ended September 30, 2023 we recognized $0.6 million and $2.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2023. For the three and nine months ended September 30, 2022, we recognized $(2.4) million and $0.1 million (net of reversals), respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2022. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of September 30, 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and nine months ended September 30, 2023, we recognized $2.8 million and $5.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of the reporting date. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of September 30, 2023. For the three and nine months ended September 30, 2022, we recognized $0.9 million and $1.4 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2022.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2023:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022		11,637,861
Regular equity program	9,811,936		$28.00	7.7	$—
Eidos Awards Exchange	1,445,885		$14.96	5.9	$1,427
Exchange Program	380,040		$2.35	6.2	$2,246
Granted		1,724,909
Regular equity program	1,724,909		$13.37
Exercised		(313,302)
Regular equity program	(116,133)		$24.74
Eidos Awards Exchange	(145,234)		$15.13
Exchange Program	(51,935)		$2.89
Cancelled		(639,238)
Regular equity program	(612,412)		$28.34
Eidos Awards Exchange	(24,445)		$20.95
Exchange Program	(2,381)		$11.18
Outstanding as of September 30, 2023		12,410,230
Regular equity program	10,808,300		$25.68	7.4	$72,536
Eidos Awards Exchange	1,276,206		$14.82	4.9	$15,301
Exchange Program	325,724		$2.20	5.5	$7,974
Exercisable as of September 30, 2023		8,580,542
Regular equity program	7,050,028		$27.11	6.6	$37,133
Eidos Awards Exchange	1,207,210		$14.18	4.8	$15,194
Exchange Program	323,304		$2.19	5.5	$7,917

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 was $8.48.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2023 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2023 was $4.4 million.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2023, we recognized stock-based compensation expense of $6.7 million and $21.7 million, respectively, related to stock options under the Plans. For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $9.3 million and $29.5 million, respectively, related to stock options under the Plans. As of September 30, 2023, there was $42.6 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2023:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	4,108,642	$21.60
Granted	8,409,485	$12.56
Vested	(2,628,750)	$15.64
Cancelled	(474,005)	$17.39
Balance as of September 30, 2023	9,415,372	$15.40

For the three and nine months ended September 30, 2023 we recognized stock-based compensation expense of $15.5 million and $42.9 million, respectively, related to RSUs under the Plans. For the three and nine months ended September 30, 2022 we recognized stock-based compensation expense of $9.0 million and $33.0 million, respectively, related to RSUs under the Plans. As of September 30, 2023, there was $136.8 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the nine months ended September 30, 2023:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	652,058	$7.29
Granted — Exchange Program	211,860	$19.14
Vested — Exchange Program	(211,860)	$19.14
Vested — Regular equity program	(433,124)	$7.18
Balance as of September 30, 2023	218,934	$7.51

For the three and nine months ended September 30, 2023 and 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Exchange Program	$451	$3,238	$4,056	$3,238
Other RSAs	1,022	1,330	3,071	4,298
Total stock-based compensation expense	$1,473	$4,568	$7,127	$7,536

As of September 30, 2023, there was $1.6 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 0.4 years. The respective balances of unvested RSAs as of September 30, 2023 and December 31, 2022 are included as outstanding shares disclosed on the condensed consolidated balance sheets as the shares were issued but are subject to forfeiture per the terms of the awards.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2019 Employee Stock Purchase Plan (ESPP) of BridgeBio

On June 22, 2019, we adopted the 2019 ESPP, which became effective on June 25, 2019 and was amended and restated effective as of December 12, 2019. The ESPP initially reserves and authorizes the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the lower of: (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such lesser number of shares as determined by the Compensation Committee.

Under the ESPP, eligible employees may purchase shares of BridgeBio’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,500 of shares of BridgeBio’s common stock during any offering period.

For the three and nine months ended September 30, 2023, stock-based compensation expense related to our ESPP was $0.6 million and $1.5 million. For the three and nine months ended September 30, 2022, stock-based compensation expense related to the ESPP was $0.6 million and $2.0 million, respectively. As of September 30, 2023, 3,555,912 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the nine months ended September 30, 2023, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.00 - 6.02	0.50
Expected volatility	66.23% - 67.51%	86.12% - 122.13%
Risk-free interest rate	3.90% - 4.12%	3.12% - 5.54%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$8.48	$8.22

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

16.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We expect that the remaining restructuring, impairment and related charges will be immaterial through the end of 2023. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restructuring, impairment and related charges included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Long-lived assets impairments and write-offs	$—	$67	$—	$12,720
Severance and employee-related costs	—	997	715	10,409
Winding down, exit and other related costs	272	3,952	6,457	12,945
Total	$272	$5,016	$7,172	$36,074

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$6,826	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 13)	—	2,185
Restructuring, impairment and related charges	7,172	36,074
Cash payments	(13,851)	(17,616)
Noncash activities	—	(13,892)
Ending balance	$147	$6,751

Restructuring liabilities are presented in our condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts payable	$9	$896
Accrued compensation and benefits	—	41
Accrued research and development liabilities	138	5,889
Total	$147	$6,826

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2023 and 2022.

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

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2023 and 2022, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share, because including them would have been anti-dilutive:

	As of September 30,
	2023	2022
Unvested RSAs	218,934	798,399
Unvested RSUs	9,415,372	4,923,284
Unvested performance-based RSUs	7,875	80,746
Common stock options issued and outstanding	12,410,230	12,049,990
Estimated shares issuable under performance-based milestone compensation arrangements	6,339,874	17,296,328
Estimated shares issuable under the ESPP	28,912	59,441
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	49,002,490	55,789,481

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

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2023 and 2022, we incurred net losses of $482.9 million and $344.1 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors. For example, in light of the COVID-19 pandemic, we have experienced delays in or temporary suspensions of the enrollment of patients in our subsidiaries’ clinical trials in the past. While we have not had any recent concerns, we may continue to experience delays in certain ongoing activities, including commencement of planned clinical trials, non-clinical experiments and IND-enabling good laboratory practice toxicology studies. In response to the COVID-19 pandemic, we implemented safety measures to protect our patient community, employees, partners, suppliers and stockholders. In May 2023, the World Health Organization declared that COVID-19 is no longer a global health emergency. However, we cannot predict the impact COVID-19 or any future public health emergency or pandemic may have on our business or strategy, including the effects on our ongoing and planned clinical development activities and prospects, or on our financial and operating results.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the nine months ended September 30, 2023 and 2022, our restructuring, impairment and related charges amounted to $7.2 million and $36.1 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We expect that the remaining restructuring, impairment and related charges will be immaterial through the end of 2023. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Effective December 21, 2022, our subsidiary, QED Therapeutics, Inc, or QED, and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA, which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. The activities within the Close-Out Plan are expected to be completed by the end of 2023.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$4,091	$338	$7,558	$75,778
Cost of revenue	598	739	1,848	2,787
Research and development	125,136	92,511	325,485	308,560
Selling, general and administrative	35,777	31,188	103,007	111,327
Restructuring, impairment and related charges	272	5,016	7,172	36,074
Loss from operations	(157,692)	(129,116)	(429,954)	(382,970)
Interest income	3,793	2,417	12,460	3,450
Interest expense	(20,306)	(19,825)	(61,021)	(60,448)
Gain from sale of priority review voucher, net	—	—	—	107,946
Other income (expense), net	(5,283)	6,331	(4,408)	(12,060)
Net loss	(179,488)	(140,193)	(482,923)	(344,082)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,489	2,854	7,869	490
Net loss attributable to common stockholders of BridgeBio	(176,999)	(137,339)	(475,054)	(343,592)

	September 30, 2023	December 31, 2022
	(in thousands)
Cash, cash equivalents and marketable securities	$505,213	$428,269
Restricted Cash	16,652	37,930
Investment in equity securities	38,052	43,653

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investment in Equity Securities

As of September 30, 2023, we had cash and cash equivalents of $505.2 million, restricted cash of $16.7 million and investments in equity securities of $38.1 million, compared to cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million as of December 31, 2022. Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 10.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these shares to fund current operations, should the need arise. The increase in investment in equity securities is primarily due to reinvestment of funds and increase in fair market value.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Revenue	$4,091	$338	$3,753	$7,558	$75,778	$(68,220)

Revenue for the three months ended September 30, 2023 consists mainly of $2.8 million of license revenue for the shipment of clinical supplies to our partners pursuant to our executed supply agreements and $1.3 million of services revenue under the Navire-BMS License Agreement. The net decrease in revenue of $68.2 million for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily attributable to the timing of revenue recognized from the Navire-BMS License Agreement.

The level of revenue, including license and service revenue, that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new collaboration agreements, if any.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Research and development	$125,136	$92,511	$32,625	$325,485	$308,560	$16,925

Research and development expenses increased by $32.6 million for the three months ended September 30, 2023, compared to the same period in 2022. This change was primarily due to an increase in licensing fees of $10.0 million, an increase in stock-based compensation expense of $8.0 million, an increase in personnel related expenses of $6.2 million, and an increase in other costs to support the advancement of research and development for our key programs of $8.4 million.

Research and development expenses increased by $16.9 million for the nine months ended September 30, 2023, compared to the same period in 2022. This change was primarily due to an increase in stock-based compensation of $10.1 million, an increase in licensing fees of $5.5 million, and an increase in other costs to support the advancement of research and development for our key programs of $1.3 million.

Pursuant to the QED-Helsinn License and Collaboration Agreement, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement, March 1, 2022, Helsinn is solely responsible for development costs for infigratinib for certain indications and our incurred costs during the transitional period are fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition, effective December 21, 2022, QED and Helsinn, or the Helsinn Parties, entered into a MTA which terminated the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. All close-out costs are presented as part of “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

For the three and nine months ended September 30, 2023, we recognized Helsinn’s share of research and development expenses of $0.1 million and $2.3 million, respectively, as a reduction to restructuring, impairment and related charges; whereas, Helsinn’s share of research and development expenses of $5.7 million and $21.4 million, respectively, for the three and nine months ended September 30, 2022, were recognized as a reduction of research and development expenses.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Acoramidis (Previously known as AG10)	$26,684	$25,995	$74,233	$66,756
Low-dose infigratinib for achondroplasia	23,816	6,312	47,269	23,475
BBP-418 for Limb-Girdle Muscular Dystrophy type 2I, or LGMD2I	10,712	3,815	26,089	16,156
Encaleret	12,666	6,878	33,728	20,335
BBP-631	9,314	7,112	27,064	25,679
KRAS inhibitor portfolio	12,661	9,260	32,082	23,353
Other development programs	10,537	16,772	34,532	77,491
Other research programs	18,746	16,367	50,488	55,315
Total	$125,136	$92,511	$325,485	$308,560

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Selling, general and administrative	$35,777	$31,188	$4,589	$103,007	$111,327	$(8,320)

Selling, general and administrative expenses increased by $4.6 million for the three months ended September 30, 2023, compared to the same period in 2022, mainly due to an increase in costs related to commercialization readiness efforts of $2.4 million, an increase in personnel related expenses of $1.7 million, and an increase in stock based compensation expense of $0.5 million.

Selling, general and administrative expenses decreased by $8.3 million for the nine months ended September 30, 2023, compared to the same period in 2022, mainly due to the streamlining of costs as a result of our restructuring initiative, which included a decrease in personnel related expenses of $5.1 million, a decrease in legal costs of $3.4 million, and a decrease in stock based compensation expense of $2.2 million, which were partially offset by an increase in costs related to commercialization readiness efforts of $2.4 million.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Restructuring, impairment and related charges	$272	$5,016	$(4,744)	$7,172	$36,074	$(28,902)

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We expect that the remaining restructuring, impairment and related charges will be immaterial through the end of 2023. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Interest income	$3,793	$2,417	$1,376	$12,460	$3,450	$9,010

Interest income consists of interest income earned on our cash equivalents and marketable securities. The increase in interest income during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily due to higher interest rates on our cash equivalents and marketable securities. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Interest expense	$(20,306)	$(19,825)	$(481)	$(61,021)	$(60,448)	$(573)

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

Gain From Sale of Priority Review Voucher, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Gain from sale of priority review voucher, net	$—	$—	$—	$—	$107,946	$(107,946)

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

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Other income (expense), net	$(5,283)	$6,331	$(11,614)	$(4,408)	$(12,060)	$7,652

Other income (expense), net for the three months ended September 30, 2023 consists mainly of the net realized and unrealized losses from changes in fair value of our investment in equity securities of $5.4 million. Other income (expense), net for the nine months ended September 30, 2023 consists mainly of the net realized and unrealized losses from changes in fair value of our investment in equity securities of $3.0 million and a $1.2 million loss from the deconsolidation of PellePharm.

Other income (expense), net for the three months ended September 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our investment in equity securities of $10.3 million. Other income (expense), net for the nine months ended September 30, 2022 consists mainly of net realized and unrealized losses from changes in fair value of our investment in equity securities of $13.0 million and loss from disposal of Origin’s assets of $6.3 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,489	$2,854	$(365)	$7,869	$490	$7,379

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, and to a lesser extent, revenue from certain licensing arrangements and sales of certain assets. As of September 30, 2023, we had cash and cash equivalents of $505.2 million, restricted cash of $16.7 million and investments in equity securities of $38.1 million. We consider our investments in equity securities as a potential source of liquidity as we may liquidate these securities to fund current operations, if the need arises. Restricted cash related to the Navire-BMS License Agreement under the Loan agreement was $16.5 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheets. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of September 30, 2023, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2023, we incurred net losses of $482.9 million. We had an accumulated deficit as of September 30, 2023 of $2.4 billion. While we have undertaken costs related to commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

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

We expect our cash and cash equivalents, restricted cash, and investments in equity securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues and the effects of the COVID-19 pandemic or other public health emergencies on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring macroeconomic events, including the COVID-19 pandemic, inflationary pressures and supply chain issues, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Public and private placement offerings

In March 2023, we completed a Follow-on public offering of our common stock. Pursuant to the Follow-on public offering we issued and sold 8,823,530 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of $143.0 million from the Follow-on public offering, after deducting underwriters’ discounts and commissions of $6.5 million and offering costs of $0.5 million. We currently expect to use the net proceeds from this offering to fund clinical and pre-clinical development of our current and future product candidates, conduct research activities, and for working capital and other general corporate purposes. We granted the underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of our common stock. In April 2023, the underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

In May 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. As of September 30, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent commissions of $1.0 million. As of September 30, 2023, we are still eligible to sell up to $384.0 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

In September 2023, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement pursuant to which we sold and issued to the Investors in the Private Placement an aggregate of 9,167,723 shares of our common stock, par value $0.001 per share, at a purchase price of $27.27 per share. We paid certain placement agents a commission based on the aggregate gross proceeds received from all sales of the common stock under the Private Placement. In September 2023, we received net proceeds of $241.3 million under the Private Placement offering, after deducting placement agent commissions of $8.7 million. Additionally, unpaid issuance costs as of September 30, 2023 are $0.5 million, and once paid will further reduce the net proceeds from the Private Placement offering to $240.8 million.

Debt

As of September 30, 2023, we have borrowings under the 2029 Notes, the 2027 Notes and the Amended Loan Agreement, which are discussed below.

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

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events are referred to as prepayment events), which could be 50% or 75% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million, of which approximately $1.1 million of debt issuance costs were incurred for professional services provided by KCM. KCM is an affiliate of KKR Genetic Disorder L.P., a related party being a principal stockholder of BridgeBio.

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

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $10.1 million and $8.5 million of accrued interest into principal via PIK for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had cumulatively converted accrued interest into principal via PIK of $22.1 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
		(in thousands)
Net cash used in operating activities	$(402,901)	$(326,251)	$(76,650)
Net cash provided by investing activities	54,099	435,182	(381,083)
Net cash provided by (used in) financing activities	456,058	(19,511)	475,569
Net increase in cash, cash equivalents and restricted cash	$107,256	$89,420	$17,836

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $402.9 million for the nine months ended September 30, 2023, consisting primarily of our net loss of $482.9 million; adjusted for non-cash items totaling $96.9 million, which primarily includes $71.7 million in stock-based compensation expense, $6.7 million in accrued payment-in-kind interest, and $6.7 million in accretion of debt; and the remaining $16.9 million net cash outflow related to changes in operating assets and liabilities. The $16.9 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $10.5 million in accrued research and development liabilities, a decrease of $4.2 million in accrued compensation and benefits, and a decrease of $3.4 million in accounts payable, which are collectively due to timing of payments; a decrease in deferred revenue of $4.5 million due to revenue recognized; a decrease in operating lease liabilities of $3.7 million; and partially offset by a decrease of $11.9 million from licensing and collaboration agreements receivables primarily due to collections.

Net cash used in operating activities was $326.3 million for the nine months ended September 30, 2022, consisting primarily of our net loss of $344.1 million, adjusted for non-cash items including a $110.0 million gain from sale of our PRV (excluding transaction costs), $69.8 million in stock-based compensation expense, $13.0 million in net loss from certain investments in equity securities, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement and $6.3 million loss on the sale of assets in connection with the Origin-Sentynl APA, as well as $16.3 million net cash inflow related to changes in operating assets and liabilities. The $16.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $17.0 million in deferred revenue arising from the Navire-BMS License Agreement, and a decrease in other assets of $10.1 million, partially offset by a decrease of $9.1 million in accrued compensation and benefits mainly due to timing of payments.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $54.1 million for the nine months ended September 30, 2023, attributable primarily to $82.6 million in maturities of marketable securities and $81.0 million in proceeds from the sale of equity securities, partially offset by purchases of investments in equity securities of $78.3 million and purchases of marketable securities of $29.7 million.

Net cash provided by investing activities was $435.2 million for the nine months ended September 30, 2022, consisting primarily of $452.8 million in maturities of marketable securities, $110.0 million in proceeds from the sale of our PRV, $10.0 million in proceeds under the Origin-Sentynl APA, and $28.8 million in proceeds from the sale of equity securities, partially offset by purchases of marketable securities of $134.6 million and purchases of investments in equity securities of $26.3 million.

Net Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $456.1 million for the nine months ended September 30, 2023, consisting primarily of $241.3 million in net proceeds from the issuance of common stock through the Private Placement offering, $144.0 million in net proceeds from the issuance of common stock through the Follow-on offering, $65.0 million in net proceeds from the issuance of common stock through the ATM offering, and $5.2 million in net proceeds from stock option exercises.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the nine months ended September 30, 2023.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we held cash, cash equivalents, and restricted cash (current) of $521.9 million. Our cash equivalents consist of amounts invested in money market funds; agency discount notes; and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash and cash equivalents have a significant risk of default or illiquidity.

As of September 30, 2023, we had no outstanding debt subject to variable interest rates. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $452.0 million, respectively, and bear fixed interest rates. Our cash flows on these debt obligations are not subject to variability as a result of changes in interest rates.

We are exposed to changes in the fair value of our investment in equity securities. As of September 30, 2023, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $38.1 million. These shares are carried in our condensed consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and thereafter, First Republic Bank on May 1, 2023. Recently, the Federal Reserve issued a self-assessment report acknowledging it did not fully appreciate the extent of risks involved and noting the need to evaluate how it supervises a bank’s management of interest rate risk and liquidity risk, including the particular risks of banks similar to SVB with rapid growth and concentrated business models. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. As of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, we have not experienced any credit losses associated with our cash, cash equivalents, marketable securities and restricted cash account balances held by financial institutions.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry or the supervision thereof. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

The sale or issuance of our common stock to, or through, Goldman Sachs & Co. LLC, or Goldman Sachs, and SVB Securities LLC, or SVB, may cause significant dilution and the sale of the shares of common stock acquired by Goldman Sachs or SVB, or the perception that such sales may occur, could cause the price of our common stock to fall.

In May 2023, we entered into the ATM Agreement with Goldman Sachs and SVB, pursuant to which we may offer and sell our common stock, having aggregate sales proceeds of up to $450.0 million, to or through Goldman Sachs and SVB, from time to time, in an “at-the-market” offering program. Sales to, or through, Goldman Sachs and SVB by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

As of September 30, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent commissions of $1.0 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the quarter ended September 30, 2023, we did not have any sales of unregistered securities except as detailed on our Current Report on Form 8-K, filed September 25, 2023.

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

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On August 16, 2023, Hannah A. Valantine, a member of our Board of Directors, adopted a trading plan for the sale of a maximum of 34,980 shares of our common stock (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) and is expected to remain in effect until the earlier of (1) November 30, 2024 and (2) the date on which an aggregate of 34,980 shares of our common stock have been sold under such plan.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

10.1†	Second Amendment, effective as of August 15, 2023, to the Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1, effective September 25, 2017.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: November 2, 2023	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)