Form 10-K
period 2023-12-31
BridgeBio Pharma, Inc.
filed 2024-02-22
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2023 was approximately $2,075.1 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 15, 2024, there were 175,831,536 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2023 Form 10‑K Annual Report

In this Annual Report on Form 10-K, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “approximately,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “potential,” “predicts,” “projects,” “pursuing,” “seeks,” “should,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing Phase 2 and planned Phase 3 clinical trials of low-dose infigratinib, our ongoing Phase 2 and planned Phase 3 clinical trials of BBP-418, and our ongoing Phase 2b and Phase 3 clinical trials of encaleret, as well as the potential indications for each;
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
•
our ability to obtain and maintain regulatory approval of our product candidates in any of the indications for which we are developing or we plan to develop, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•
our ability to successfully commercialize acoramidis and our other current product candidates, if approved, and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;
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
•
the size and growth potential of the markets for our current product candidates or other product candidates we may identify and pursue, and our ability to serve and gain acceptance by those markets;
•
our ability to identify and advance through clinical development any additional product candidates;
•
the implementation and effects of the restructuring initiative that we commenced in January 2022 and any future restructuring plans that we may pursue;

•
the impacts of public health crises or macroeconomic factors that could impact our business, such as the effects of the Russian invasion of Ukraine or the armed conflict in Israel and the Gaza Strip on the global economy and supply chain and inflationary pressures;
•
our ability to retain and recruit key personnel;
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
•
our financial performance;
•
adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties; and
•
developments and projections relating to our competitors or our industry.

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
•
Use of our product candidates, including for the treatment of patient populations with significant comorbidities, could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product or product candidate, limit the commercial potential of a product candidate, if approved, or result in other significant negative consequences that could harm our business, prospects, operating results and financial condition.
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
•
Even if we obtain FDA approval for any of our current product candidates in the United States, we may never obtain approval to commercialize any of these product candidates outside of the United States, which would limit our ability to realize their full market potential.
•
Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain orphan drug marketing exclusivity.
•
Our product candidates, if approved, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
•
Certain of our product candidates, including our protein therapeutic and gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.
•
We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

•
We rely entirely on third parties for the manufacturing of our current product candidates or other product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, low-dose infigratinib, BBP-418, and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
•
Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors.
•
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
•
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
•
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
•
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
•
We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development and commercialization efforts.
•
The Funding Agreement contains certain conditions to the Purchasers’ funding obligations and various covenants and restrictions on our operations that, if violated, may adversely affect our financial condition and operating results.
•
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

v

PART I

ITEM 1. BUSINESS

Overview

BridgeBio Pharma, Inc. is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 17 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration, or FDA. We work across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Our Late-Stage Pipeline

Our late-stage pipeline has delivered positive Phase 3 results for acoramidis, the New Drug Application (NDA), for which has been accepted for review by the FDA with the deadline for the FDA to review such NDA, or the Prescription Drug User Fee Act (PDUFA) date, set on November 29, 2024. This pipeline is expected to deliver Phase 3 results in three additional programs in potential markets of $1.0 billion dollars or more (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for LGMD2I/R9) over the next two years. The following table summarizes the product candidates in our late-stage development pipeline, their estimated patient populations, their therapeutic modalities and their development status:

Indication	Drug Mechanism	Pt. pop. (US + EU)	Program Status
ATTR Amyloidosis	TTR stabilizer (acoramidis)	>400k	NDA
Achondroplasia	Low-dose FGFRi (infigratinib)	7-10k1	Phase 3 Enrolling
ADH1	CaSR antagonist (encaleret)	20-25k2	Phase 3 Enrolling
LGMD2I/R9	Glycosylation substrate (BBP-418)	7k	Phase 3 Enrolling

1 Treatable population

2 Carriers

Our robust late-stage pipeline is supported by our productive early-stage research engine, which has produced 17 INDs since our inception.

The following section is a selection of our programs which we believe have the greatest potential to drive significant near-term value for our Company due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication.

Acoramidis (Eidos): TTR Amyloidosis

Summary

We are developing acoramidis, also known as AG10, a next-generation oral small molecule near-complete TTR stabilizer, for the treatment of TTR amyloidosis, or ATTR. We believe that acoramidis has the potential to demonstrate greater potency than first-generation partial stabilizers based on results from comparative nonclinical studies.

On July 17, 2023, the Company announced positive data from its Phase 3 ATTRibute-CM clinical trial of acoramidis for patients with transthyretin amyloid cardiomyopathy (ATTR-CM). The primary endpoint (a hierarchical analysis inclusive of all-cause mortality and frequency of cardiovascular-related hospitalization) was met (Win Ratio of 1.8) with a highly statistically significant p-value (p<0.0001). This primary endpoint result consistently favored acoramidis treatment across key subgroups, including across both variant and wild-type ATTR patients as well as across New York Heart Association (NYHA) Class I, II, and III patients. Absolute values observed across all-cause mortality (ACM), cardiovascular mortality (CVM) and CVH showed that over 30 months, patients survived more and were hospitalized less than has been seen in prior controlled studies of ATTR-CM to the Company’s knowledge. Acoramidis was well-tolerated, with no safety signals of potential clinical concern identified. In additional results from ATTRibute-CM presented by the Company on November 12, 2023, the placebo and acoramidis time-to-first event Kaplan-Meier curves for a composite of ACM and CVH separated beginning at Month 3, representing the most rapid and sustained clinical benefit on the composite endpoint of ACM and CVH in ATTR-CM patients through Month 30 to the Company’s knowledge.

On December 5, 2023, the Company announced that it had submitted an NDA for acoramidis for the treatment of ATTR-CM to the FDA. On February 5, 2024, the Company announced that the NDA for acoramidis for the treatment of ATTR-CM had been accepted by the FDA, with a PDUFA date of November 29, 2024, and that the Marketing Authorization Application (MAA) had been accepted by the European Medicines Agency (EMA).

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases as a result of heightened disease awareness and the increased adoption of non-invasive diagnostic techniques, and that the global total addressable market could reach as high as $15.0 billion. The number of estimated diagnosed ATTR-CM patients in the United States has grown from fewer than 5,000 in 2019 to more than 30,000 in 2021. As such, if acoramidis is approved, we believe that there could be a significant population of newly diagnosed patients who have not previously been treated with a disease-modifying therapy and could be treated with acoramidis. If approved, we believe acoramidis will also be an important treatment option for patients inadequately managed by the current treatment. If approved, we believe that acoramidis could have meaningful commercial potential. Further, we believe that acoramidis, if approved, has the potential to be a best-in-class stabilizer for the treatment of ATTR-CM.

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

We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labeled radiotracers paired with single-photon emission computerized tomography, or SPECT, imaging is a highly accurate, non-invasive, and cost-effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique allow for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.

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

In October 2023, we presented updated results from our Phase 2 OLE, demonstrating continued long-term tolerability of acoramidis and stabilization of ATTR-CM disease measures. With a median of 55 months of continuous treatment, acoramidis was generally well-tolerated in the OLE and no safety signals of potential clinical concern were attributed to study drug. In patients with symptomatic ATTR-CM, long-term treatment with acoramidis is associated with both stable median NT-proBNP levels and sustained increases in serum TTR. In this ongoing open-label study, at least 53% of patients with ATTR-CM and NYHA Class II or III at entry to the phase 2 trial have survived for a median follow-up of 4.6 years.

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

On July 17, 2023, the Company announced positive data from its Phase 3 ATTRibute-CM clinical trial of acoramidis for patients with transthyretin amyloid cardiomyopathy (ATTR-CM). The primary endpoint (a hierarchical analysis inclusive of all-cause mortality and frequency of cardiovascular-related hospitalization) was met (Win Ratio of 1.8) with a highly statistically significant p-value (p<0.0001). This primary endpoint result consistently favored acoramidis treatment across key subgroups, including across both variant and wild-type ATTR patients as well as across New York Heart Association (NYHA) Class I, II, and III patients. In particular, consistency against cardiovascular-related hospitalizations (CVH) was observed across all prespecified subgroups at 30 months. Absolute values observed across all-cause mortality (ACM), cardiovascular mortality (CVM) and CVH showed that over 30 months, patients survived more and were hospitalized less than has been seen in prior controlled studies of ATTR-CM to the Company’s knowledge. Assessment of measures of disease progression in the trial suggest that of participants assigned to receive acoramidis treatment who completed a Month 30 visit, 45% experienced an improvement from baseline in N-terminal prohormone of brain natriuretic peptide (NT-proBNP), 40% experienced an improvement from baseline on 6-minute walk distance (6MWD), and 13% experienced an improvement from baseline in NYHA class. The placebo and acoramidis time-to-first event Kaplan-Meier (K-M) curves for a composite of all-cause mortality (ACM) and cardiovascular-related hospitalization (CVH) separated beginning at Month 3, representing rapid and sustained clinical benefit on the composite endpoint of ACM and CVH in ATTR-CM patients through Month 30 (Hazard Ratio = 0.645, 95% CI: 0.500-0.832). Acoramidis was well-tolerated, with no safety signals of potential clinical concern identified.

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

Low-dose Infigratinib: Achondroplasia

Summary

We are developing low-dose infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor, or TKI, as a treatment option for children with achondroplasia. We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia and PROPEL 3, a Phase 3 double-blinded, placebo-controlled pivotal study of low-dose infigratinib at a dose level of 0.25 milligrams per kilogram per day (mg/kg/day) in children with achondroplasia.

On June 20, 2023, the Company announced positive topline results from PROPEL2, its Phase 2 clinical trial of infigratinib in children with achondroplasia. In the highest dose level (Cohort 5, 0.25mg/kg once daily), the mean change from baseline in annualized height velocity (“AHV”) at six months was +3.38 centimeters per year (cm/yr) (p = 0.001). Infigratinib demonstrated clear dose-responsiveness when given as a single daily oral dose and was well-tolerated with no treatment-related adverse events (“AEs”) assessed in Cohort 5.

Market Opportunity

We believe that achondroplasia and other FGFR-driven skeletal dysplasias represent a potentially over $5.0 billion total global market opportunity. The achondroplasia market alone has grown steadily since the end of 2021, driven by a newly available therapy driving children to seek treatment, as well as growing awareness of the new treatment among pediatric endocrinologists. We believe that low-dose infigratinib, if approved, would have meaningful commercial potential to demonstrate best-in-class efficacy as well as a differentiated oral route of administration preferred by many patients.

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

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, there is only one medicine approved for marketing by the FDA, the EMA, and the Pharmaceuticals and Medical Devices Agency, or PMDA, for the treatment of achondroplasia: Voxzogo (vosoritide), a C-type natriuretic peptide, or CNP, analog which activates the MAPK pathway but not the STAT1 pathway.

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

Clinical Development Plan

We are currently enrolling patients in PROPEL, a prospective observational study in children with achondroplasia. The study will establish annualized height velocity, or AHV, for each child for a minimum period of six months. PROPEL is designed to provide baseline measurements for children that we anticipate enrolling in PROPEL 3, the pivotal Phase 3 trial.

Following positive feedback on the regulatory path to approval from FDA and EMA, we initiated PROPEL 3, a phase 3 double-blinded, 2:1 randomized, placebo-controlled pivotal study of low-dose infigratinib at a dose level of 0.25 mg/kg/day in children with achondroplasia. The primary endpoint is change from baseline in AHV and the secondary endpoints include safety, proportionality, and height for age z-score. On December 12, 2023, we announced the first child randomized in PROPEL 3.

Key Competitors

Low-dose infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in clinical development for the treatment of achondroplasia. There are three other identified companies developing compounds for the treatment of achondroplasia using alternative mechanistic approaches: Ascendis Pharma A/S (TransCon CNP), Sanofi S.A. (SAR442501), and Ribomic (RBM-007). In addition, BioMarin Pharmaceutical Inc. has developed Voxzogo (vosoritide), a CNP analog, for the treatment of achondroplasia.

Low-dose Infigratinib: Hypochondroplasia

We are also developing low-dose infigratinib as a treatment option for children living with hypochondroplasia, a skeletal dysplasia closely related to achondroplasia and similarly driven by FGFR3 gain-of-function variants. ACCEL, an observational study for infigratinib in hypochondroplasia, is expected to initiate in the first half of 2024. We are also committed to exploring the potential of infigratinib on the wider medical and functional impacts of hypochondroplasia, which hold significant unmet needs for families.

Encaleret: Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Summary

Encaleret is an oral small molecule antagonist of the calcium sensing receptor, or CaSR, that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1, or ADH1. We are currently studying encaleret in an ongoing Phase 3 clinical trial as a potential treatment for patients with ADH1. We reported results from the Phase 2b study in 2022 and published the results from the same study in the New England Journal of Medicine in September 2023. In 13 participants in the Phase 2b trial, treatment with encaleret resulted in rapid and sustained restoration of normal mineral homeostasis, with mean values of blood calcium, urinary calcium, and blood parathyroid hormone, or PTH within the normal range by day 5 of therapy and sustained at 24 weeks, and was well-tolerated without any reported serious adverse events. Encaleret has been granted orphan drug and fast track designations by the FDA for the treatment of autosomal dominant hypocalcemia. Encaleret has also been granted orphan designation by the European Commission as a treatment for hypoparathyroidism, inclusive of ADH1.

Market Opportunity

We believe that ADH1 is a serious medical condition with unmet needs and represents a market with significant commercial potential. ADH1 is caused by gain-of-function variants of the CASR gene, and independent studies of general population genetic datasets estimate that there are 25,000 carriers of ADH1-causative variants in the EU and US. If approved, encaleret could be the first targeted therapy indicated for ADH1.

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

The participants who completed Period 3 of the Phase 2b study were eligible to continue in an open-label extension of up to 25 months. The results of the study were published in the New England Journal of Medicine in September 2023.

We also announced the initiation of our Phase 3 registrational trial of encaleret in ADH1 in December 2022.

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

Key Competitors

We believe encaleret is the only molecule that has been publicly disclosed to be in development specifically for the treatment of ADH1. There are other identified companies developing compounds for the treatment of hypoparathyroidism using recombinant parathyroid hormone analogs or PTH receptor agonists: Ascendis Pharma A/S (TransCon PTH), Amolyt Pharma (AZP-3601), EnteraBio Ltd. (EB612), Extend Biosciences Inc. (EXT607), and MBX Biosciences (MBX 2109).

BBP-418: Limb Girdle Muscular Dystrophy Type 2I

BBP-418 is an investigational, orally administered, small molecule substrate supplementation therapy that we are developing for the treatment of LGMD2I, also known as LGMDR9. In October 2023, we shared positive long-term data from our Phase 2 trial in patients with LGMD2I, including that early assessment of increased glycosylated αDG predicted subsequent ambulatory improvements at later time points, supporting the use of glycosylated αDG levels as a potential surrogate endpoint in LGMD2I. We are currently studying BBP-418 in FORTIFY, an ongoing global registrational Phase 3 clinical trial in patients with LGMD2I. We believe there is potential to pursue accelerated approval in the US for BBP-418 based on recent interactions with the FDA on the use of glycosylated αDG as a surrogate endpoint.

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

BBP-418 is designed to target the disease mechanism of LGMD2I by supplying supra-physiological levels of BBP-418 upstream to drive residual activity of the mutant FKRP enzyme and potentially increase glycosylated αDG levels.

Clinical Data

On October 9, 2023, we shared positive long-term results from our ongoing Phase 2 clinical trial of BBP-418 in patients with LGMD2I at the Annual Congress of the World Muscle Society. The open-label, dose-ascending Phase 2 trial enrolled 14 participants, including both ambulatory and non-ambulatory patients with LGMD2I, across three cohorts. The new long-term data remains consistent with earlier data from the Phase 2 study showing a well-tolerated safety profile and encouraging preliminary efficacy. Additionally, early changes in glycosylated αDG levels at 3 months appear to be associated with ambulatory improvements at 9 months, providing support for the possible use of glycosylated αDG levels as a surrogate endpoint in the ongoing Phase 3 study for accelerated approval. Based on the data after 21 months of treatment, we observed:

•
Increased glycosylated αDG levels from baseline observed as early as 3 months and sustained with treatment
•
Large (≥80%), sustained reduction in creatine kinase observed over an extended (up to 21-months) treatment period
•
Stabilization in NSAD scores and ambulatory measures observed over 21-months of BBP-418 treatment
•
BBP-418 continues to be well-tolerated with longer-term treatment
•
No treatment-related serious adverse events, or SAEs, or dose limiting toxicities observed with 21-months of BBP-418 dosing

Clinical Development Plan

Our Phase 2 clinical trial investigating BBP-418 in LGMD2I is ongoing. Following the release of top-line data from our Phase 2 trial, we have engaged with regulatory authorities to align on a Phase 3 trial design. Our Phase 3 trial, FORTIFY, was initiated in the US, with the first patient enrolled in June 2023.

Key Competitors

We believe BBP-418 is the only late-stage oral therapy disclosed to be in clinical development for potentially disease-modifying treatment of LGMD2I. Edgewise Therapeutics is developing an oral small molecule therapy (EDG-5506) for adults with LGMD2I. There are two other identified companies developing gene therapies for the treatment of LGMD2I: Asklepios Biopharmaceutical, Inc. (LION-101) and Atamayo Therapeutics (ATA-001-FKRP/ATA-100).

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all required raw materials, drug substance and drug product for our preclinical research and our ongoing clinical trials of our product candidates. In addition to a manufacturing agreement that we entered into in December 2019 and terminated by mutual agreement in May 2022, we have secured long-term agreements with CMOs to produce and commercialize acoramidis if approved by the FDA. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Several of our development candidates have or are in the near term expected to have redundant and overlapping drug substance and drug product supply chains.

Sales and Marketing

We intend to build a commercial infrastructure in the United States and selected other territories to support the commercialization of our current product candidates when we believe a regulatory approval in a particular territory is likely. Because most of our target indications are rare diseases with a concentrated prescribing audience and a small number of key opinion leaders who influence the treatments prescribed for the relevant patient population, we currently believe that we can effectively address each market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. To date, we have received regulatory approval for two products that we previously developed, TRUSELTIQTM (infigratinib) for the treatment of patients with previously-treated locally advanced or metastatic cholangiocarcinoma, or CCA harboring an FGFR2 fusion or rearrangement, and NULIBRY (fosdenopterin) for injection as the first therapy to reduce the risk of mortality in patients with MoCD Type A. Sentynl Therapeutics, Inc., or Sentynl, acquired global rights to NULIBRY in the first quarter of 2022 and is now responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. Following FDA approval of TRUSELTIQTM (infigratinib) in May 2021, we were the principal selling party of this product in the United States. Commencing in January 2022, we sold the remaining transitional supply of TRUSELTIQTM to Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., or collectively, Helsinn, and Helsinn became the principal selling party. Helsinn permanently discontinued the distribution of TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. In December 2022, we entered into a mutual termination agreement with Helsinn concerning, among other things, steps to wind down the commercialization of infigratinib in oncology indications. (See Note 11 to our consolidated financial statements.)

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

Intellectual Property

Overview

We strive to protect the proprietary technology that we believe is important to our business through a variety of methods, including seeking and maintaining patents and patent applications intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, our platform technologies and any other aspects of inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection and, in addition to filing and prosecuting patent applications in the United States, we may file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Australia, Canada, Europe, China, Japan, and Mexico. We have entered into various license agreements to obtain the rights to use certain patents for the development and commercialization of our product candidates, as discussed further in the section titled, “Our Material Agreements.” We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

As of February 13, 2024, our intellectual property portfolio is composed of 133 issued patents and 108 patent applications that we license from academic and research institutions and other third parties, and 56 issued patents and 424 pending patent applications that we own or co-own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.

For our subsidiary, QED Therapeutics, Inc. (“QED”), we license rights from Novartis to two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of infigratinib. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030. The issued U.S. patents are expected to expire between 2028 and 2029, which takes into account patent term adjustments granted by the USPTO as well as a terminal disclaimer of one issued patent to another U.S. patent. Upon the initial approval of infigratinib, QED applied for 1,516 days of patent term extension, or PTE, for the U.S. patent covering the infigratinib compound; assuming grant of the PTE application, the term of this patent may be extended from August 25, 2029, to October 19, 2033.

We also license rights from Novartis to two issued U.S. patents and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to pharmaceutical formulations containing infigratinib. The issued patents and patent applications, if issued, are expected to expire in 2034. In addition, we license rights from Novartis to one issued U.S. patent, one pending U.S. patent application, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia, that are directed to methods of treating hypophosphatemic disorders. The issued patents and patent applications, if issued, are expected to expire in 2033.

We also license rights from Inserm Transfert ESA and Assistance Publique-Hôpitaux de Paris to two issued U.S. patents and one pending U.S. patent application, and one granted patent in Europe, that are directed to methods of treating skeletal dysplasias using infigratinib. The issued U.S. patents, granted patent in Europe, and the pending patent application, if issued, are expected to expire in 2032.

In addition, QED owns five pending U.S. patent applications, one pending Patent Cooperation Treaty, or PCT, patent application, and related pending foreign patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia, that are directed to methods of treating various cancers or skeletal disorders using infigratinib. If any patents issue from these patent applications, such patents would be expected to expire between 2040 and 2044.

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

In addition, we own five issued U.S. patents, six pending U.S. patent applications, and 67 related foreign patents issued or patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico, with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and/or formulations relating to acoramidis. The issued U.S. and foreign patents are expected to expire in 2038 or 2039. The pending U.S. and foreign patent applications, if issued, are also expected to expire between 2038 and 2044.

For our subsidiary, Calcilytix, Inc., we license rights from Japan Tobacco Company to one issued U.S. patent and two foreign patents in Europe and Japan that are directed to compositions of matter of encaleret. The U.S. patent is expected to expire in 2025, and the foreign patents are expected to expire in 2024. In addition, Calcilytix owns four pending U.S. patent applications, and thirty one related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to formulations, dosing methods, and patient selection methods relating to encaleret. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2041 and 2044.

For our subsidiary, ML Bio Solutions, Inc., we license rights from the Charlotte-Mecklenburg Hospital Authority d/b/a Atrium Health to five issued U.S. patents, three pending U.S. patent applications, and thirty three related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to methods of treatment, dosing methods, and compositions relating to BBP-418. The issued U.S. patents are expected to expire in 2037. The pending U.S. and foreign patent applications, if issued, are expected to expire in 2040 or 2041. In addition, ML Bio owns two pending U.S. patent applications relating to assays. The pending U.S. patent applications, if issued, are expected to expire in 2042 or 2044.

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

License Agreement with the Board of Trustees of the Leland Stanford Junior University

In April 2016, through Eidos, we entered into an exclusive license agreement with Stanford for rights relating to novel transthyretin aggregation inhibitors. Under our agreement, Stanford has granted us an exclusive worldwide license to make, use and sell products that are covered by the licensed patent rights. This license grant expires when the last licensed patent expires. The patent rights exclusively licensed to us under the license are described in more detail above under the heading “Intellectual property— Eidos Therapeutics, Inc.” Stanford and Eidos agree in good faith to meet and discuss performance of development milestones which are specified in amendments to the license agreement.

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

Infigratinib: License Agreement with Novartis International Pharmaceutical Ltd.

In January 2018, through our subsidiary QED, we entered into a license agreement with Novartis International Pharmaceutical Ltd., or Novartis, for certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases, including CCA, UC and achondroplasia. We refer to this agreement as the Novartis License.

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

Under the terms of the Novartis License, we made a one-time payment of $15.0 million to Novartis and agreed to issue shares of Series A preferred stock of QED valued at approximately $1.7 million in the aggregate to Novartis. In addition, we are obligated to make contingent milestone payments totaling $60.0 million upon achievement of certain regulatory milestones. We are also obligated to make contingent milestone payments totaling $35.0 million upon achievement of certain sales milestones for therapeutic products incorporating infigratinib. QED also agreed to pay Novartis tiered low double-digit royalties on net sales of therapeutic products incorporating infigratinib. Following the FDA’s approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight by institutional biosafety committees, or IBC’s, as set forth in the National Institute of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted for eligible products approved by September 30, 2026.

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

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product has an effect on either a surrogate that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials with due diligence and, under FDORA, the FDA is permitted to require, as appropriate, that such confirmatory studies be underway prior to approval or within a specified time period after accelerated approval is granted. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review, or RTOR, established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to facilitate a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new Risk Evaluation and Mitigation Strategy, or REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within 20 business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, priority review, accelerated approval, breakthrough therapy, RMAT and RTOR designation do not change the standards for approval.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration, unless the drug is for an indication for which orphan designation has been granted and is not for a molecularly targeted cancer indication, submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, for drugs, and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection, for drugs, or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences to applicable regulatory authorities, complying with promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, requirements for promotional activities on the internet, restrictions on promoting products for unapproved uses or in patient populations that are not described in the product’s approved label (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatment, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication, and may be required to be reviewed in advance in certain circumstances such as for products that receive accelerated approval.

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

Any distribution of prescription drugs and biologics and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or PDMA, and the PHSA. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.

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

Regulation of Companion Diagnostics

We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and approval of a premarket approval, or PMA, application.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA application. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA application, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA application. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA application or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA application approvable. Once granted, PMA application approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

Although we would not submit claims directly to payors, drug manufacturers can be held liable under federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal civil False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, if approved, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, including the Final Omnibus Rule published in January 2013, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates, independent contractors, or agents of health covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security, and transmission of individual identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agent—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least twelve other states have passed comprehensive privacy laws similar to the CCPA. Certain of these laws are in effect and others will enter in effect in the coming years. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering comprehensive privacy laws and it is anticipated that other states will be considering these laws in the future. Further, Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, certain other licensed health care practitioners and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members.

We may also be subject to federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Further, we may face obligations under federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

For example, in 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•
made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products.
•
imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
•
expanded the entities eligible for discounts under the 340B Drug Discount Program.

•
imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs.
•
established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

In addition, other legislative and regulatory changes have also been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has also issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

The new EU Clinical Trials Regulation overhauled the previous system of approvals for clinical trials in the EU. Specifically, the new EU Clinical Trials Regulation, which is directly applicable in all Member States (meaning no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, it provides for a streamlined application procedure via a single entry point (through the Clinical Trials Information Systems) and strictly defined deadlines for the assessment of clinical trial applications. Since January 31, 2023, all initial clinical trial applications in the EU must be made under the new EU Clinical Trials Regulation. Compliance with the more complex procedural requirements of the EU Clinical Trials Regulation could result in some delay in the initiation of clinical trials.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization, or MA. There are two types of MAs.

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
•
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January, 1 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application is, however, still required. The MHRA has announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder for the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland at present). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore in many ways aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU. For example, the EU Clinical Trials Regulation has not been implemented into UK law, and a separate application must be submitted for clinical trial authorization in the UK. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework mentioned above which were put in place by the MHRA beginning January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

European Data Collection

The collection and processing of personal data (including health data) in the European Economic Area (EEA) is governed by the General Data Protection Regulation, or EU GDPR. Similarly, the collection and use of personal data (including health data) in the United Kingdom (UK) is governed by the UK General Data Protection Regulation and the UK Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR, “GDPR”. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR imposes numerous stringent requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of data subjects, providing detailed information to data subjects about how personal data is used, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory data breach notification, implementing “privacy by design” requirements, and taking certain measures when engaging service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects and consumer associations the right to claim material and non-material damages resulting from infringement of the GDPR. Although the UK is regarded as a third country under the European

Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted.

The UK Government has introduced a Data Protection and Digital Information Bill, or Data Reform Bill into the UK legislative process to reform the UK data protection legal framework.

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

These laws, and future state and federal healthcare reform measures may be adopted in the future, and may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

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

As of December 31, 2023, we had 550 full-time employees and six part-time employees. Of these, 388 focus on driving forward research and development programs and 38 focus on our commercialization efforts, either directly or through our affiliates, and 130 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Recruiting

We have a dedicated talent acquisition capability to support our affiliates in hiring the right talent at the right time. Our team of experienced talent acquisition professionals works closely with hiring managers to understand the required skills and capabilities for an open role, and then supports the interview process and evaluation of candidates. We strive to hire top talent, and therefore need a high-quality recruiting process and candidate experience. We endeavor to fill every role with the most qualified candidate possible, which sometimes requires partnership with an external recruitment agency. We are consistently looking at new opportunities and avenues to recruit talented individuals to work at BridgeBio.

The talent acquisition team’s focus in 2024 is to meet the hiring needs across BridgeBio and our affiliates. We recognize that our current and potential future team members have options for employment opportunities, including with other biotech and pharma companies, research and academic institutions, government entities, and consulting and investment firms. To attract and retain top performing team members, we focus on creating an environment that allows for autonomy, professional growth, and impact while also offering a competitive total rewards package.

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

BridgeBio conducts semi-annual performance review processes for all team members to evaluate performance and provide feedback against these attributes. The feedback focuses on strengths and opportunities for improvement to enable the professional development of all team members. At the end of the year, the performance review includes self, peer, and manager feedback and also includes a formal rating and informs compensation decisions, including performance bonus, salary adjustments, and promotions.

Core Values and Ethics

Millions worldwide are afflicted with genetic diseases, but small patient populations and industry reluctance to conduct early-stage development means that for many, treatments have not been forthcoming. We are committed to bridging this gap: between business case and scientific possibility, between patient and hope. This starts with our first core value: to put patients first. We also strive to think independently. Our goal is to not simply accept the ideas and opinions of others as fact, but instead to ask “why?” and “why not?” We endeavor to bring a rigorous, first-principles mindset to each problem that we take on. We encourage all our team members to speak up when they have an idea or feedback to share, taking pride in a culture that is radically transparent when it comes to debating ideas. A commitment to independent thinking requires us to consider the ideas of others and to adopt them if they prove best. We strive to maintain a culture where any idea is worthy of both consideration and testing. We know that every minute counts. Our decentralized model strives to deliver treatments from discovery to patients as fast as humanly possible by utilizing focused teams of experts for each asset. Big decisions can be taken by people best-equipped to understand them, without wasting time on unnecessary cycles. And we let Science speak. Our model was designed to promote the rational assessment of our programs. Decisions about a program’s fate are driven by its performance against a set of objective criteria, giving each potential medicine’s scientific merits the last word. All employees are responsible for upholding these values and the BridgeBio Code of Business Conduct and Ethics, which forms the foundation of our policies and practices.

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

Community

We believe that building a strong sense of community at BridgeBio is critical to our success. Team members can only live up to our values of thinking independently, letting science speak, and being radically transparent when they feel a sense of belonging. This is also important to our ability to bring together team members from diverse backgrounds and experiences. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences, as we know that a diverse and inclusive workforce is a business imperative and key to our long-term success.

To build community, we make targeted investments at the BridgeBio level. We offer a robust onboarding program for each new hire to ensure they understand the BridgeBio history and culture and are set up for success in their roles. We work closely with people managers to ensure they understand the expectations for the critical role of leading teams. Understanding that communications is essential for a community to thrive, we have regular Town Halls to update the organization on important progress across our scientific and clinical programs. In addition to these large gatherings, we have implemented a number of communications tools to help employees stay informed and connected. Finally, our community is anchored by our commitment to patients, underscored by our commitment to bring the entire company together multiple times a year for Patient Days. On these impactful days, we hear stories from the people who are living with rare genetic diseases, their caregivers and advocates.

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

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2023, 2022 and 2021 were $653.3 million, $484.7 million and $586.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $2.6 billion. We had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have financed operations solely through the sale of equity securities, debt financings and sale of certain assets. Sentynl purchased the global rights to NULIBRY in March 2022 and Helsinn, who is the principal selling party of TRUSELTIQTM, discontinued selling TRUSELTIQTM in March 31, 2023. We continue to incur significant research and development, or R&D, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations, or CROs, for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or comparable foreign regulatory authorities, to conduct nonclinical or preclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates, that we may identify. We anticipate incurring significant costs associated with commercializing any future product candidates, if approved, and ongoing compliance efforts.

We may never be able to successfully commercialize a marketable drug or achieve profitability. Revenue from the sale of any product will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress our stock price and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, that we may identify and pursue, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
delays in clinical trial enrollment or clinical trial initiation resulting from any global health emergency, such as the COVID-19 pandemic;
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

Any inability to successfully initiate, conduct or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates. Clinical trial delays could also shorten any periods during which our product candidates have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board, or DSMB, including for our ongoing Phase 3 clinical trial of low-dose infigratinib, our ongoing Phase 2 and planned Phase 3 clinical trials of BBP-418, and our ongoing Phase 3 clinical trial of encaleret, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For instance, although acoramidis failed to meet its primary endpoint at Month 12 in the ATTRibute-CM Study, the ATTRibute-CM independent data monitoring committee recommended continuing the study through the Month 30 endpoint based on unblinded data reviews and achieved positive results at the Month 30 endpoint. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.

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

The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For instance, acoramidis failed to meet its primary endpoint at Month 12 in the ATTRibute-CM Study as mean observed six-minute walk distance, or 6MWD, decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively, both of which declines are similar to healthy elderly adults and less than prior untreated ATTR-CM cohorts; however, acoramidis met the primary endpoint at Month 30 endpoint (a hierarchical analysis inclusive of all-cause mortality and frequency of cardiovascular-related hospitalizations). A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, despite promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations.

Additionally, some clinical trials of our product candidates performed to date were designed as open-label studies and were conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that our Phase 2 dose-escalation and expansion study of low-dose infigratinib in children with achondroplasia, or PROPEL 2, was designed as an open-label trial, the results from this clinical trial may not be predictive of future clinical trial results with this or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We may encounter difficulties enrolling patients in clinical trials, and clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The indications for which we plan to evaluate our current product candidates each represent a rare disease or condition with limited patient populations from which to draw participants in clinical trials. Due to our focus on the development of product candidates for the treatment of Mendelian diseases and genetically driven cancers, many of which are rare conditions, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner.

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

Use of our product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a product or product candidate, limit the commercial potential of a product candidate, if approved, or result in other significant negative consequences that could harm our business, prospects, operating results and financial condition.

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

In addition to side effects caused by a product candidate, the administration process or related procedures also can cause adverse side effects. If any such AEs occur, our clinical trials of a product candidate could be suspended or terminated. If we are unable to demonstrate that any AEs were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, or other regulatory authorities could order us to cease further development of, or deny approval of, a product candidate for any or all targeted indications. Even if we can demonstrate that all future SAEs are not product-related, such occurrences could affect patient recruitment, or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

Patients in certain of our ongoing and planned clinical trials of product candidates in genetically driven cancers, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or AEs, including death, that are unrelated to our product candidates. While these side effects or AEs may be unrelated to our product candidates, they may still affect the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may also result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.

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

In addition, even if an NDA, BLA, or other submission for regulatory approval, is filed and accepted for review, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. For example, on December 5, 2023 we submitted an application for approval with the FDA for acoramidis but cannot predict when, or if, we will receive a decision on approval from the FDA. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

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

We currently conduct clinical trials outside the United States, including in Europe. For instance, our Phase 3 clinical trials of acoramidis included patients outside of the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including from our previous Phase 3 clinical trials of acoramidis, for which we have enrolled cohorts outside the United States. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

Even if we obtain FDA approval for any of our current product candidates in the United States, we may never obtain approval to commercialize any of these product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. While we previously had two products approved for sale in the United States, we do not have any product candidates approved for sale in international markets, and we have only limited experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of any approved products will be harmed.

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

Even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs or biologics for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or orphan drug exclusivity can be overcome if a subsequent applicant demonstrates clinical superiority over our product. See the section titled, “Business — Government Regulation — Orphan Drug Designation and Exclusivity.”

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

The FDA has granted rare pediatric disease designation to BBP-671 for the treatment of PKAN and PA, low-dose infigratinib for the treatment of achondroplasia, and BBP-812 for the treatment of Canavan Disease. However, a marketing application for BBP-671 or any other product candidate, if approved, may not meet the eligibility criteria for a priority review voucher.

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

•
the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the NDA is approved for a different adult indication than the rare pediatric disease for which BBP-671, low-dose infigratinib, or BBP-812 is designated (for example, if BBP-671 is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, BBP-671).

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

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. We may seek approval of additional product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials prior to dissemination or publication, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

We may also seek RMAT designation for one or more of our product candidates. See the section titled, “Business — Government Regulation — Expedited Development and Review Programs” for additional information regarding RMAT designation.

Although some of our product candidates, including the following, were granted fast track designation by the FDA, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations:

•
BBP-418 for the treatment of LGMD2I,
•
encaleret for the treatment of ADH1, and
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

Additionally, certain oncology product candidates may be eligible for review under the Real-Time Oncology Review, or RTOR, which is an initiative of the FDA’s Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients. Although this program allows the FDA to review data earlier, before an applicant formally submits a complete application, acceptance into the RTOR pilot does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, and it does not affect the FDA’s Prescription Drug User Fee Act timelines. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

We may seek designation for our platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek designation for our platform technology as a designated platform technology. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Even if we believe our platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive a faster FDA review process or ultimate FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. See the section titled, “Business — Government Regulation — Expedited Development and Review Programs.”

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

Our product candidates, if approved, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Our product candidates, if approved, will be subject to ongoing regulatory requirements and review by the FDA and other applicable regulatory authorities for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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
•
seize or detain products; or
•
require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, our operating results will be adversely affected and our stock price may decline. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or suspend, withdraw or modify regulatory approval of our products.

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

The manufacturing processes our CMOs use to produce our product candidates, including our protein therapeutic and gene therapy product candidates, are complex, novel and have not been validated for commercial use. Several factors have caused and may cause future production interruptions, including restrictions on certain manufacturing operations and shortages in on-site personnel at our CMOs’ manufacturing facilities, equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers, including historical disruptions related to the COVID-19 pandemic, which could reoccur in connection with any future global pandemic or health emergency.

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

On March 27, 2020, in response to the COVID-19 pandemic, former President Trump signed into law the CARES Act, which enhanced the FDA’s authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our product candidates that receive marketing approval, our results could be materially impacted.

Our product candidates may compete with other product candidates and marketed drugs for access to manufacturing facilities. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to a license agreement with Alexion Pharma International Operations Unlimited Company, or Alexion, pursuant to which we depend on Alexion for the clinical development and commercialization of acoramidis in Japan, and QED was previously party to a license and collaboration agreement with Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., to which we refer collectively as Helsinn, pursuant to which QED granted to Helsinn exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in selected indications and geographic territories. The collaboration with Helsinn, was terminated effective in March 2023 pursuant to a mutual termination agreement. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed, the safety of a product candidate is questioned or actual or projected sales of an approved product candidate are unsatisfactory. For example, our license and collaboration agreement with Helsinn for the development and commercialization of QED’s product candidate, infigratinib, in selected indications and geographic territories was terminated for convenience by Helsinn effective in March 2023, citing commercial considerations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, including acoramidis, low-dose infigratinib, BBP-418, and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

Furthermore, our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our patent rights and technology was funded in part by the U.S. government. As a result, the government has certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. These rights may permit the government to disclose our information to third parties and to exercise march-in rights to use or allow third parties to use our technology under certain circumstances. For example, the government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights or by any third party of its reserved rights could harm our competitive position, business, financial condition, results of operations, and prospects.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions, inter partes review, and other proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that acoramidis, low-dose infigratinib, BBP-418, encaleret or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside entity and rely on outside counsel to pay these fees due to non-U.S. patent agencies. However, we cannot guarantee that our licensors have similar systems and procedures in place to pay such fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the United States, as we did with Helsinn in the case of TRUSELTIQTM once it was approved, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.

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

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates may obtain marketing approval. See the section titled, “Business — Government Regulation — Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled, “Business — Government Regulation — Other Regulatory Matters.”

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

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. The U.S. government has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance. Further, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. We cannot predict how the implementation of and any further changes to this rule will affect our business.

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

In addition, as discussed further in the section titled, “Business — Government Regulation — Other Regulatory Matters,” a number of U.S. states have passed or are considering comprehensive privacy laws that may impact our business.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property rights and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

Where we conduct clinical trials and enroll subjects in our clinical trials in the European Economic Area (the “EEA”) or in the United Kingdom (the “UK”), we are subject to European data protection regulations which include additional privacy restrictions. The collection and use of data (including personal health data) in the EEA and UK are governed by the provisions of the EU GDPR and UK GDPR (together “GDPR” and each as defined in the section titled, “Business — Government Regulation — European Data Collection”). The GDPR imposes several stringent requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, obtaining consent of data subjects to whom the personal data relates, providing detailed information to data subjects about how their personal data is used, notification of data breaches to the competent national data protection authorities and implementing safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to non-adequate territories such as the United States; any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the UK and EEA Member States may result in significant fines, other administrative penalties and private rights of action from data subjects and consumer associations. Compliance with the GDPR and any other data privacy and data security laws and regulations is a rigorous and time-intensive process and requires significant resources and an ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the introduction of the new Data Reform Bill into the UK legislative process. In addition, EEA Member States have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance, and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled, “Business — Government Regulation — Current and Future Legislation.”

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The ACA made significant changes to the Medicaid Drug Rebate program. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the ACA. The issuance of the final regulation has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program or could require us to issue refunds to 340B covered entities.

Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to CMS, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. Significant civil monetary penalties also can be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. We cannot assure you that our submissions will not be found by CMS or HRSA to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our covered products on a Tricare Agreement in order for these products to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. The FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. See the section titled, “Business—Government Regulation—Current and Future Legislation” for more information regarding legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. If certain of these changes are implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that our core value drivers are pursuing. If any competitors for our product candidates receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. See the section titled, “Risks Related to Our Intellectual Property.”

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

We focus research and product development on treatments for Mendelian diseases and genetically driven cancers, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our products or product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments. As a result, even if approved, acoramidis will not be the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.

Risks Related to Our Business and Industry

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and thereafter, First Republic Bank on May 1, 2023. In these cases, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds, which could result in liquidity constraints or failures. In addition, if any of our collaboration partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, or the sale of its assets, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and other business relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry or the supervision thereof. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our collaboration partners, suppliers or other parties with whom we do business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any bankruptcy or insolvency of a collaboration partner, supplier or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant business relationships, could result in material losses to us and may have a material adverse impact on our business.

Our corporate restructuring initiatives, including any associated workforce reductions or reorganizations, may not result in the full anticipated savings and may disrupt operations.

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies, and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from this restructuring initiative or other restructuring efforts that we may undertake in the future, due to unforeseen difficulties, delays or unexpected costs and the expenses of restructuring may be greater than anticipated. If we are unable to realize anticipated cost savings from our restructuring initiatives, our operating results and financial condition may be adversely affected. Furthermore, our reprioritization of development programs may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as turnover beyond planned reductions or increased difficulties in conducting our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business and make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Any failure to attract or retain qualified personnel could prevent us from successfully executing key business initiatives and adversely impact our business, financial condition, and results of operations.

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

If we were to lose Dr. Neil Kumar, our founder and Chief Executive Officer, or any of our other executives or key personnel, we may not be able to find appropriate replacements on a timely basis. In addition, because certain of our employees provide a centralized source of support across multiple subsidiaries, the loss of any of these employees could negatively affect the operations of the affected subsidiaries, and our financial condition and results of operations could be materially adversely affected.

Furthermore, each of our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. Recruiting and retaining qualified personnel will be critical to our success as we continue to scale up our organization for commercialization. The loss of the services of our executive officers or other key employees could impede the achievement of research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

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

As of December 31, 2023, we had 556 employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or disruption to the operations of the FDA or other regulatory authorities occurs, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2023, we had 550 full-time employees and six part-time employees across all of our companies. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our international operations may expose us to business, regulatory, political, operational, financial, tax, pricing and reimbursement and economic risks associated with doing business outside of the United States.

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
•
natural disasters, political and economic instability, including wars, terrorism, and political unrest, global or widespread health emergencies (such as the COVID-19 pandemic), boycotts, curtailment of trade, and other business restrictions;

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, pursuant to Section 404(b) of the Sarbanes Oxley Act, or Section 404, provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm issues an adverse opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to investigations or sanctions by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As of December 31, 2023, we and our subsidiaries had total consolidated indebtedness of $1.7 billion, including $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027, or the 2027 Notes, $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due

2029, or the 2029 Notes, and $455.4 million of indebtedness under our loan agreement by and among U.S. Bank National Association, certain lenders, we as borrower, and certain of our subsidiaries as guarantors, or the Loan Agreement. On January 17, 2024, we incurred $450.0 million of gross initial principal indebtedness under our financing agreement by and among Blue Owl Capital Corporation as administrative agent, certain lenders, we as borrower, and certain of our subsidiaries as guarantors, which together with a first amendment dated February 12, 2024 are referred to as the Financing Agreement, and fully repaid the indebtedness outstanding under the Loan Agreement. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We have incurred indebtedness under our convertible senior notes and are party to a financing agreement that contain operating and financial covenants that may restrict our business and financing activities.

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

In January 2024, we entered into the Financing Agreement, pursuant to which the lenders thereunder agreed to extend a senior secured credit facility to us in an aggregate principal amount of up to $750.0 million, comprised of (i) an initial term loan of $450.0 million, or the Initial Term Loan, and (ii) subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement, one or more incremental term loans in an aggregate principal amount not to exceed $300.0 million. The Initial Term Loan was funded on January 17, 2024. We are required to make principal payments of $22.5 million on the outstanding balance of the term loans commencing on June 30, 2027 in quarterly installments in amounts and subject to conditions as set forth in the Financing Agreement, including variable interest rates and additional quarterly installments of $10.0 million if our market capitalization is at any time after January 17, 2024 less than $1.5 billion. The stated maturity date of the term loans is January 17, 2029, with two springing earlier maturity dates at 91 days prior to the stated maturity dates of the 2027 Notes and the 2029 Notes, respectively, in each case to the extent there is an aggregate outstanding amount of such notes of more than $50 million on such dates. The Financing Agreement restricts our ability, among other things and subject to certain limited exceptions, to:

•
sell, transfer or otherwise dispose of any of our business or property;
•
make material changes to our business;
•
enter into transactions resulting in significant changes to the voting control of our stock;
•
make certain changes to our organizational structure;
•
consolidate or merge with other entities or acquire other entities;

•
incur additional indebtedness or create encumbrances on our assets;
•
pay dividends, or make distributions on or repurchase our stock;
•
enter into transactions with our affiliates;
•
make payments in respect of subordinated indebtedness or royalty monetization transactions; or
•
make certain investments.

In addition, we are required to maintain, under the Financing Agreement, a minimum unrestricted cash balance of $70,000,000 at all times and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. As security for the obligations under the Financing Agreement, we and our subsidiaries that are party to the Financing Agreement as guarantors are required to grant to the administrative agent, for the benefit of the lenders and secured parties, a continuing first priority security interest in substantially all of our assets and the assets of our subsidiaries that are party to the Financing Agreement as guarantors (including all equity interests owned or hereafter acquired by us or such subsidiaries), subject to certain exceptions. A breach of any of these covenants or clauses could result in a default under the Financing Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and cause us to incur additional fees related to an early repayment, or result in a material adverse effect on our business, financial condition and operating results.

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

Risks Related to Our Need for Additional Capital

We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development and commercialization efforts.

Developing and commercializing biopharmaceutical products is expensive and time-consuming, and we may require substantial additional capital to conduct research, preclinical testing and human studies, may establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support our existing programs and pursue potential additional programs. We are also responsible for the payments to third parties of expenses that may include milestone payments, license maintenance fees and royalties, including in the case of certain of our agreements with academic institutions or other companies from whom intellectual property rights underlying their respective programs have been in-licensed or acquired. Because the outcome of any preclinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of any future product candidates we may identify.

As of December 31, 2023, we had working capital of $333.7 million, of which cash, cash equivalents amounted to $375.9 million, restricted cash amounted to $16.7 million, and investment in equity securities amounted to $58.9 million. We expect that our cash and cash equivalents, restricted cash and investment in equity securities will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty financings, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to establish internal commercialization capabilities or enter into collaborations with third parties for the commercialization of acoramidis or any other product candidate, if approved;
•
our ability to satisfy the conditions required by the funding of the Investment Amount (as defined below) under the Funding Agreement;
•
the time and cost necessary to complete ongoing and planned clinical trials, including our ongoing Phase 3 clinical trials of low-dose infigratinib, and our ongoing Phase 3 clinical trial of encaleret;
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
•
the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our product candidates, including gene therapies such as BBP-812 and any other product candidates we may identify and develop;
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

The sale or issuance of our securities, including the sale or issuance of common stock to, or through, Goldman Sachs & Co. LLC, or Goldman Sachs, and SVB Securities LLC, or SVB, pursuant to our Equity Distribution Agreement, dated May 4, 2023, or the ATM Agreement, may cause significant dilution and the sale of such securities, or the perception that such sales may occur, could cause the price of our common stock to fall.

In May 2023, we entered into the ATM Agreement with Goldman Sachs and SVB, pursuant to which we may offer and sell our common stock, having aggregate sales proceeds of up to $450.0 million, to or through Goldman Sachs and SVB, from time to time, in an “at-the-market” offering program. In connection with the ATM Agreement, we filed a registration statement on Form S-3/ASR (File No. 333-271650) pursuant to which we may issue the shares of common stock subject to the ATM Agreement, and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act of 1933, as amended, or the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Sales to, or through, Goldman Sachs and SVB by us under the ATM Agreement or otherwise pursuant to the registration statement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other securities, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The Funding Agreement contains certain conditions to the Purchasers’ funding obligations and various covenants and restrictions on our operations that, if violated, may adversely affect our financial condition and operating results. An increase of the royalty rate on the net sales of acoramidis under the Funding Agreement could harm our financial condition and operating results.

In January 2024, we and our subsidiaries Eidos Therapeutics, Inc., BridgeBio Europe B.V. and BridgeBio International GmbH (together, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Purchasers”), and Alter Domus (US) LLC, as the collateral agent, to help support a future commercial launch of acoramidis. Under the Funding Agreement, the Purchasers’ obligation to pay us $500.0 million (in the aggregate, net of certain transaction expenses) (the “Investment Amount”) is conditioned upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions. We cannot guarantee that we will obtain FDA approval of acoramidis or that the FDA approval will satisfy all applicable conditions under the Funding Agreement. Other conditions may be beyond our control or dependent on factors that we cannot predict. If we fail to satisfy all the conditions for the Purchasers’ funding obligations under the Funding Agreement (and the Purchasers refuse to waive unsatisfied conditions), the Purchasers will not be required to fulfill their obligation to pay us the Investment Amount, and we may be unable to find alternative sources of funding on acceptable terms, or at all. If we lack sufficient funds, our ability to successfully commercialize acoramidis may be materially adversely affected.

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize acoramidis, providing the Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders. Pursuant to the Funding Agreement, the Seller Parties have granted to the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. If the Seller Parties are unable to comply with applicable obligations, the Purchasers may be entitled to take possession of such assets, which could have a material adverse effect on our business, financial condition and results of operations.

Under the Funding Agreement, following the Purchasers’ payment of the Investment Amount to us, the Purchasers will have the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”). However, under certain conditions, including conditions relating to sales performance of acoramidis by or on behalf of us, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Such increase(s) could result in additional payments by us to the Purchasers and materially harm our liquidity and profitability or otherwise affect our financial condition and operating results.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms.

We may seek additional capital through any number of available sources, including, but not limited to, public and private equity offerings, debt financings, royalty financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of additional equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

In addition, if one of our subsidiaries raises funds through the issuance of equity securities to third parties, our stockholders’ deficit interests in such subsidiary could be substantially diminished. If one of our subsidiaries raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our intellectual property rights, technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, increase our cost of capital, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

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
•
respond to competitive pressures.

Accordingly, we may need to pursue additional equity, debt or other financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any additional debt financing secured by us may also subject us to increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions such as capital-raising activities, incurring additional debt, making capital expenditures or declaring dividends, and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional capital through marketing and distribution arrangements or other collaborations, other royalty financings, or strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. To meet our liquidity needs, we have previously relied, in part, on borrowed funds, and may do so again in the future. Recent and continued increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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
•
trading volume of our common stock;
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine and in Israel and the Gaza Strip;
•
general economic and market conditions, including inflationary pressures and stock market volatility; and
•
continued increases in interest rates that increase the cost of our existing indebtedness any potential new indebtedness.

In addition, companies trading in the stock market in general, and The Nasdaq Global Market, or Nasdaq, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the ongoing conflicts in Ukraine and in Israel and the Gaza Strip, widespread inflationary pressures and interest rate increases, any global health emergency such as the COVID-19 pandemic, and global economic conditions on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have in the past been, and could be subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and Nasdaq and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, we have been subject to stockholder litigation related to the Eidos Merger, and securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Pursuant to our 2021 Amended and Restated Stock Option and Incentive Plan, or the A&R 2021 Plan, we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our Amended and Restated 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors, elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2021 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.

Any sales of a significant portion of our total outstanding shares, including shares of common stock underlying resale registration statements filed on behalf of certain of our stockholders, into the market could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Shares of unvested restricted stock and common stock issued and outstanding as of our corporate reorganization in connection with our initial public offering in 2019 will become available for sale immediately upon the vesting of such shares. Shares issued upon the exercise of stock options or the vesting of restricted stock units outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff agreements, and Rule 144 and Rule 701 under the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales of a substantial number of shares of our common stock underlying the resale registration statements on Form S-3/ASR filed on July 26, 2023 and November 2, 2023 in the public market by the selling stockholders named in these registration statements, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business. We may also file registration statements in the future that register a substantial number of shares of our common stock where if any additional shares are sold pursuant to these registration statements, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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

Based upon our common stock outstanding as of December 31, 2023, our beneficial stockholders, directors, and executive officers beneficially own 56.1% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.

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
•
future tax regulation changes that impact effective tax rates;
•
the success of our restructuring initiatives;
•
the risk/benefit profile, cost and reimbursement policies with respect to our current product candidates or other product candidates that we may identify, if approved, and existing and potential future drugs that compete with our product candidates;
•
changes in global economic and market conditions, including inflationary pressures, interest rate increases, supply chain shortages and stock market volatility; and
•
acts of war, armed conflicts and political or civil unrest, including volatile global economic conditions resulting from the conflict in Ukraine and the Israel/Hamas conflict.

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward indefinitely if not utilized, subject to expiration of such carryforwards in the case of federal net operating loss carryforwards generated prior to 2018. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. In addition, the amount of post-2017 NOLs that we are permitted to deduct in taxable years beginning after December 31, 2023 is limited to 80% of our taxable income in such year.

Changes in tax laws or regulations may adversely affect our financial condition and results of operations.

Changes in tax laws or regulations, or changes in interpretations of existing tax laws and regulations, could adversely affect our financial condition and results of operations, possibly with retroactive effect. For example, the Biden administration and members of Congress have proposed, and future U.S. presidential administrations may propose, various U.S. federal tax law changes, which, if enacted, may have an adverse effect on our business operations and financial performance. Outside of the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the base erosion and profit shifting, or BEPS, project that is being led by the Organization for Economic Co-operation and Development, or OECD, and other initiatives led by the OECD or the European Commission. With our international operations and potential expansion, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business, and adversely affect our financial condition and results of operations.

We have never and do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never paid cash dividends on any of our capital stock and do not currently intend to pay any cash dividends on our common stock for the foreseeable future. In addition, pursuant to the Financing Agreement, we are not permitted to declare or pay any cash dividends or make cash distributions on any class of our capital stock or any other equity interest, except in limited circumstances. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, tax, accounting and other expenses which are greater than those for private companies. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq and other applicable securities laws and regulations. For example, the Exchange Act requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition and that of our consolidated subsidiaries. These reporting requirements also continue to change, which has created uncertainty for public companies like us, and accommodating the evolving standards may require additional legal and financial compliance costs.

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

If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The compliance costs also decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public Company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to continue incurring substantial costs to maintain the level of coverage that we believe is appropriate for a public Company. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with ongoing requirements or respond to any changes of these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment, underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources can be constrained due to a public health emergency, such as during the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which a public health emergency, such as the COVID-19 pandemic, or similar outbreaks, the current economic climate, and financial market conditions could adversely impact our business.

Further, military conflicts or wars (such as Russia’s invasion of Ukraine or the armed conflict in Israel and the Gaza Strip) can damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of such conflicts, or the sanctions imposed to date, which could include further sanctions and counter-sanctions, embargoes, regional instability, retaliatory cyber-attacks, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. The potential effects of such conflicts include but are not limited to changes in laws and regulations affecting our business, fluctuations in foreign currency markets, potential supply chain disruptions, inflationary pressures, and increased market volatility and uncertainty that could have an adverse impact on macroeconomic factors that affect our business, financial condition, stock price and results of operations.

Our internal computer systems, or those used by our third-party collaborators, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs and business operations.

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, third-party logistics providers, third-party collaboration and commercialization partners, and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials or commercialization information could result in delays in our regulatory approval or commercialization efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials and commercialization activities. We depend on these third parties to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting, and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

Cybersecurity threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

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

Climate change, earthquakes, outbreak of disease, or other natural disasters, including extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes, which have become more common, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, extreme weather risk, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. In addition, cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We have implemented an information security program that is informed by, and incorporates elements of, industry standards and frameworks, including those issued by NIST (National Institute of Standards and Technology), ISO (International Organization for Standardization), and CIS (Center for Internet Security). Our security program is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

Our cybersecurity risk management program includes a number of components, such as information security program assessments and ongoing monitoring of critical risks from cybersecurity threats using automated tools. We periodically engage third parties to conduct risk assessments and testing of our systems, including penetration testing and other vulnerability analyses. Additionally, we have implemented an employee education program that is designed to raise awareness of cybersecurity threats, including risks posed by phishing attempts. We have implemented a process for this training to be included during the employee onboarding process and periodically thereafter.

As part of our cybersecurity risk management program, we maintain processes to assess and review the cybersecurity practices of third-party vendors and service providers. Our process includes a security assessment informed by vendor questionnaires and contractual security requirements related to data privacy for certain vendors.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks and attacks to the security of the systems of our third-party vendors and service providers. For more information on our cybersecurity related risks, see “Our internal computer systems, or those used by our third-party collaborators, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our development programs and business operations” in Item 1A- Risk Factors.

Governance

Our internal information security team is responsible for day-to-day operations related to our cybersecurity risk management strategy, including identifying, assessing, and managing cybersecurity threats and risks. We established a process that intends for our Incident Response Team to respond to and address incidents as they arise. The Incident Response Team is multidisciplinary and comprised of members of our information technology and security function, accounting and finance department, and legal department. This team is led by our Director of Security and Network Infrastructure. The Director of Security and Network Infrastructure role is currently held by an individual who has approximately twenty (20) years of information technology and ten (10) years of information security related experience.

The Incident Response Team provides periodic reports to our Data Privacy and Security Committee, as well as our Chief Executive Officer and other members of our senior management, as appropriate. These reports include updates on the Company’s cybersecurity risk management program, assessments of current cybersecurity risks, and status updates for projects designed to enhance our information security systems. Our Data Privacy and Security Committee meets to further discuss such items on a monthly basis and reports periodically to the Audit Committee of the Board of Directors.

Our Board of Directors, as a whole and through its committees, has oversight responsibility over the Company’s strategy and risk management, including our response to critical risks related to cybersecurity threats. The Audit Committee of the Board of Directors specifically oversees the management of enterprise risks, including risks associated with privacy and data security (including cybersecurity), in accordance with its charter. The Audit Committee engages in periodic discussions, on at least a bi-annual basis, with a member of the Data Privacy and Security Committee as well as members of legal and executive leadership as appropriate regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from critical cybersecurity threats. Executive leadership periodically reports on critical cybersecurity risks and risk management to the full Board of Directors.

ITEM 2. PROPERTIES

As of December 31, 2023, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space and laboratory facility	Raleigh, NC	17,631	Leased	2024	Option to extend of up to five-years
Office space and laboratory facility	Palo Alto, CA	9,789	Leased	2024	One-year option to extend
Office space	San Francisco, CA	52,604	Leased	2026	Two-year option to extend
Laboratory facility	Montreal, Québec	20,039	Leased	2033	Five-year option to extend

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

Holders

As of February 15, 2024, there were 72 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, pursuant to the Financing Agreement, we are not permitted to declare or pay any cash dividends or make cash distributions on any class of our capital stock or any other equity interest, except in limited circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2023, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities, except as previously reported on our Current Report on Form 8-K filed on September 25, 2023.

Issuer Purchases of Equity Securities

During the year ended December 31, 2023, we did not repurchase any Company equity securities.

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

Overview

BridgeBio Pharma, Inc. (“we” or the “Company”) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 17 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration. We work across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity, or VIE model, or the voting interest entity, or VOE model. To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. We have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, sale of certain assets and, to a lesser extent, upfront and milestone payments from licensing arrangements.

We have incurred significant operating losses since our inception. For the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $653.3 million, $484.7 million and $586.5 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”), which under certain conditions may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty). Refer to Liquidity and Capital Resources section for additional details regarding this agreement.

On January 17, 2024, we entered into a Financing Agreement (the “Financing Agreement”) with certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”), which was amended on February 12, 2024. Pursuant to the terms and conditions of the Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after January 17, 2024. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein. In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the high-twenties percent on sales of infigratinib in Japan, with the potential to receive additional development and sales-based milestone payments.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the years ended December 31, 2023 and 2022, our restructuring, impairment and related charges amounted to $7.9 million and $43.8 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Effective December 21, 2022, our subsidiary, QED, and Helsinn, or the Helsinn Parties, entered into a Mutual Termination Agreement or MTA, which terminated the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties have developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. The activities within the Close-Out Plan were completed in 2023.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

We have included our financial results for 2023 compared to 2022. Our financial results for 2022 compared to 2021 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission, or the SEC, on February 23, 2023 and is incorporated herein by reference.

The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$9,303	$77,648
Cost of revenue	2,446	3,434
Research and development	455,711	399,462
Selling, general and administrative	150,590	143,189
Restructuring, impairment and related charges	7,926	43,765
Loss from operations	(607,370)	(512,202)
Interest income	18,038	7,542
Interest expense	(81,289)	(80,438)
Gain from sale of priority review voucher, net	—	107,946
Other income (expense), net	17,370	(7,500)
Net loss	(653,251)	(484,652)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	10,049	3,469
Net loss attributable to common stockholders of BridgeBio	(643,202)	(481,183)

	December 31, 2023	December 31, 2022
	(in thousands)
Cash, cash equivalents and marketable securities	$375,935	$428,269
Restricted cash	16,653	37,930
Investment in equity securities	58,949	43,653

The results of operations for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investment in Equity Securities

As of December 31, 2023, we had cash and cash equivalents of $375.9 million, restricted cash of $16.7 million and investment in equity securities of $58.9 million, compared to cash, cash equivalents and marketable securities of $428.3 million, restricted cash of $37.9 million and investment in equity securities of $43.7 million as of December 31, 2022. Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 10. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11.

We consider our investment in equity securities as a source of our liquidity as we may liquidate these investments to fund current operations, should the need arise. Refer to the Sources of Liquidity and Cash Flow sections for discussions on key transactions which impacted cash, cash equivalents, marketable securities, restricted cash and investment in equity securities.

Revenue

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue	$9,303	$77,648	$(68,345)

Revenue decreased by $68.3 million for the year ended December 31, 2023, compared to the prior year, primarily due to license revenue recognized in 2022 upon the transfer of the license in accordance with the Navire-BMS License Agreement.

The level of revenue, including license and service revenue, that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, the timing of delivery of clinical supplies and the impact of entering into new collaboration agreements, if any.

Operating Costs and Expenses

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Research and development	$455,711	$399,462	$56,249

Research and development expenses increased by $56.2 million in 2023 compared to 2022. This change was primarily due to an increase in stock-based compensation of $23.7 million, an increase in personnel related expenses of $14.1 million, an increase in external costs to support the advancement of research and development for our key programs of $13.1 million, and an increase in licensing fees of $5.3 million.

Pursuant to the QED-Helsinn License and Collaboration Agreement that was dated as of March 29, 2021, Helsinn shared 60% of our research and development costs for infigratinib for certain indications as stipulated under the agreement. Upon March 1, 2022, the effective date of the Amended QED-Helsinn License and Collaboration

Agreement, Helsinn became solely responsible for the development costs for infigratinib for certain indications and our incurred costs during the transitional period became fully reimbursable. As discussed in the Overview section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, effective December 21, 2022, QED and Helsinn, or the Helsinn Parties, entered into a MTA which terminated the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. All close-out costs are presented as part of “Restructuring, impairment and related charges” in our consolidated statements of operations.

For the year ended December 31, 2023 we recognized Helsinn’s share of research and development expenses of $3.0 million as a reduction to restructuring, impairment and related charges; whereas for the year ended December 31, 2022, Helsinn’s share of research and development expenses of $21.5 million was recognized as a reduction of research and development expenses.

Refer to Note 11 to our consolidated financial statements for more information on the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License and Collaboration Agreement and the termination of the Amended QED-Helsinn License and Collaboration Agreement.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, in connection with our preclinical, contract manufacturing and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs, which are presented in the following table in “Other research programs”.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2023	2022
	(in thousands)
ATTR Amyloidosis - TTR stabilizer (acoramidis)	$101,041	$91,901
Achondroplasia - low-dose FGFRi (infigratinib)	63,239	32,387
LGMD2I/R9 - Glycosylation substrate (BBP-418)	33,903	22,372
ADH1 - CaSR antagonist (encaleret)	44,773	27,485
Other development programs	82,165	124,501
Other research programs	130,590	100,816
Total	$455,711	$399,462

Selling, General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Selling, general and administrative	$150,590	$143,189	$7,401

Selling, general and administrative expenses increased by $7.4 million in 2023 compared to 2022, mainly due to an increase in costs related to commercialization readiness efforts of $13.5 million, which were partially offset by a decrease in legal costs of $3.3 million, a decrease in personnel related expenses of $1.5 million, and a decrease in stock-based compensation expense of $1.3 million.

Restructuring, Impairment and Related Charges

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Restructuring, impairment and related charges	$7,926	$43,765	$(35,839)

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

Other Income (Expense), Net

Interest Income

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest income	$18,038	$7,542	$10,496

Interest income consists of interest income earned on our cash equivalents and marketable securities. The increase in interest income is primarily due to higher interest rates and higher cash equivalents and marketable securities balances as a result of proceeds received from the equity offerings during 2023. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest expense	$(81,289)	$(80,438)	$(851)

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

Subsequently on January 17, 2024, our outstanding term loan principal balance under our Loan Agreement was fully repaid upon receiving proceeds from the Financing Agreement plus additional cash from our operations, for which we were extended a senior secured credit facility of $450.0 million in an aggregate principal amount for the Initial Term Loan, which is subject to variable interest rates (refer to the Liquidity and Capital Resources section below and Notes 10 and 20 for details regarding the Term Loan and the Financing Agreement). As a result of the variable interest rates under our Financing Agreement we expect our interest expense to fluctuate in the future.

Gain From Sale of Priority Review Voucher, net

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Gain from sale of priority review voucher, net	$—	$107,946	$(107,946)

In May 2022, we announced that we entered into a definitive agreement to sell our PRV for $110.0 million. We received the PRV in February 2021 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. We were awarded the PRV when our subsidiary Origin received approval of NULIBRY. The PRV sale was subject to customary closing conditions and was completed in June 2022 following the expiration of applicable U.S. antitrust clearance requirements. We received the gross proceeds of $110.0 million and recognized a net gain of $107.9 million, net of transaction costs in 2022.

Other Income (Expense), net

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Other income (expense), net	$17,370	$(7,500)	$24,870

Other income (expense), net in 2023 consists mainly of net realized and unrealized gains from changes in the fair value of our equity security investments of $18.3 million, offset by a $1.2 million loss from the deconsolidation of PellePharm. Other income (expense), net in 2022 consists mainly of net realized and unrealized losses from changes in the fair value of our equity security investments of $8.2 million, loss from disposal of Origin’s assets of $6.3 million, and the expense associated with the Origin regulatory milestone of $3.5 million, partially offset by a gain from the recognition of a receivable of $12.5 million from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement.

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

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). We realized a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2023 which is fully offset with a valuation allowance.

As of December 31, 2023, we had net operating losses of approximately $1.6 billion and $280.8 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 in the amount of $28.8 million will begin to expire in 2036 and losses generated after 2018 in the amount of $1.5 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036. We also have foreign net operating loss carryforwards of $86.1 million available to reduce future taxable income, if any, which will begin to expire in 2030. As of December 31, 2023, we had federal research and development and orphan drug credit carryforwards of $102.2 million, which will expire beginning in 2036 if not utilized. As of December 31, 2023, we had state research and development credit carryforwards of $22.4 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $138.2 million and $110.0 million for the years ended December 31, 2023 and 2022, respectively.

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

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$10,049	$3,469	$6,580

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements. As of December 31, 2023, we had cash and cash equivalents of $375.9 million, restricted cash of $16.7 million and investment in equity securities of $58.9 million. We consider our investment in equity securities as a source of our liquidity as we may liquidate these investments to fund current operations, should the need arise. Restricted cash related to the Navire-BMS License Agreement under the Loan agreement was $16.5 million, which is presented as part of “Restricted cash” on the consolidated balance sheets. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of December 31, 2023, our outstanding debt was $1.7 billion, net of debt issuance costs and accretion.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $653.3 million, $484.7 million and $586.5 million, respectively. We incurred net cash outflow from operations of $527.7 million, $419.5 million, and $497.9 million for the same periods, respectively. We had an accumulated deficit as of December 31, 2023 of $2.6 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

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

We expect our cash and cash equivalents, restricted cash, and investment in equity securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, and timing of our commercialization activities we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with economic conditions, inflationary pressures, supply chain issues, and timing of our commercialization activities which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Public and private placement offerings

In March 2023, we completed a Follow-on public offering of our common stock. Pursuant to the Follow-on public offering we issued and sold 8,823,530 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of $143.0 million from the Follow-on public offering, after deducting underwriters’ discounts and commissions of $6.5 million and offering costs of $0.5 million. We used the net proceeds from this offering to fund clinical and pre-clinical development of our current and future product candidates, conduct research activities, and for working capital and other general corporate purposes. We granted the underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of our common stock. In April 2023, the underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

In May 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. As of December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent commissions of $1.0 million. As of December 31, 2023, we are still eligible to sell up to $384.0 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf. In February 2024, 678,110 shares were issued under the ATM Agreement, for net proceeds of $24.8 million, after deducting sales agent fees and commissions of $0.4 million. As of February 22, 2024 we are still eligible to sell up to $358.8 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

In September 2023, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement pursuant to which we sold and issued to the Investors in the Private Placement an aggregate of 9,167,723 shares of our common stock, par value $0.001 per share, at a purchase price of $27.27 per share. We paid certain placement agents a commission based on the aggregate gross proceeds received from all sales of the common stock under the Private Placement. During the year ended December 31, 2023 we received net proceeds of $240.8 million under the Private Placement offering, after deducting placement agent commissions of $8.7 million and offering costs of $0.5 million.

Debt

As of December 31, 2023 and 2022, we have borrowings under the 2029 Notes, the 2027 Notes and the Loan Agreement, which are discussed below.

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

Financing Agreement

On January 17, 2024, we entered into the Financing Agreement with certain of our subsidiaries party thereto as guarantors, the Lenders and the Administrative Agent, which was amended on February 12, 2024.

Pursuant to the terms and conditions of the Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million, comprised of (i) an Initial Term Loan in an aggregate principal amount of $450.0 million and (ii) one or more Incremental Term Loans in an aggregate amount not to exceed $300.0 million, subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after January 17, 2024.

The obligations of the Company under the Financing Agreement are and will be guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, subject to certain exceptions (such subsidiaries, collectively, the “Guarantors”). As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions.

Any outstanding principal on the Term Loans will initially bear interest at a rate per annum equal to (A) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement (and which base rate will not be less than 2.00%), the sum of (i) the base rate plus (ii) 5.75% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (“Term SOFR”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 6.75%. Accrued interest is payable quarterly following the funding of the Initial Term Loan on the Closing Date, on any date of prepayment or repayment of the Term Loans and at maturity.

The Company will be required to make principal payments of $22.5 million on the outstanding balance of the Initial Term Loan commencing on June 30, 2027 in quarterly installments (the “Scheduled Amortization Payments”); provided that if the Company achieves a senior total net leverage ratio of less than or equal to 5.00:1.00, up to four (4) Scheduled Amortization Payments may be deferred for a period of one fiscal quarter each. Such Scheduled Amortization Payments would be reduced in connection with voluntary or mandatory prepayments, if any, of the Initial Term Loans. Incremental Term Loans, if any, will be payable in accordance with their respective amortization schedules. Additionally, if the Company’s market capitalization is less than $1.5 billion at any time after January 17, 2024, the Company shall also be required to make additional quarterly principal payments of $10.0 million on the outstanding balance of the Initial Term Loan (the “Special Amortization Payments”) commencing with the first quarterly installment payment date occurring thereafter. The outstanding balance of the Term Loans, if not repaid sooner, shall be due and payable in full on the maturity date thereof. The stated maturity date of the Term Loans is January 17, 2029, with two springing earlier maturity dates at 91 days prior to the stated maturity dates of the Company’s outstanding convertible senior notes, in each case to the extent there is an aggregate outstanding amount of such notes of more than $50.0 million on such dates. The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. The amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.

The Financing Agreement contains affirmative covenants and negative covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Such covenants, among other items, limit the Company’s and its subsidiaries’ ability to (i) incur additional permitted indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its and their assets, grant liens and license or permit other encumbrances on its and their assets, (iv) fundamentally alter the nature of their businesses and (v) enter into certain transactions with affiliates. The Company and the Guarantors are also required to maintain a minimum unrestricted cash balance of $70.0 million at all times. The Company and its subsidiaries are permitted to license their intellectual property, dispose of other assets and enter into monetization and royalty transactions, in each case, subject to satisfaction of certain terms and conditions. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Financing Agreement.

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

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $10.2 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively.

In November 2022, we entered into the Second Amendment, which, among other things:

•
acknowledged that the Company’s prior prepayment made with certain cash proceeds received in connection with the receipt of an upfront payment under the Navire-BMS License Agreement, which is further described in Note 11, satisfied the mandatory prepayment requirement under the Amended Loan Agreement, on the terms and conditions specified in the Amended Loan Agreement;
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

On January 17, 2024, we repaid all outstanding principal and accrued interest and fees under the Loan Agreement with the proceeds of the Financing Agreement and cash on hand. The Loan Agreement was effectively terminated, and all guarantees and liens granted thereunder were released, on January 17, 2024.

Refer to Note 10 and Note 20 in our consolidated financial statements for other details regarding the Financing Agreement and Term Loan, net.

Royalty Monetization

Funding Agreement

On January 17, 2024, the Company and its subsidiaries Eidos Therapeutics, Inc., BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”) entered into the Funding Agreement with the Purchasers, and Alter Domus (US) LLC, as the collateral agent.

Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) (“Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”).

In return, the Company granted the Purchasers the right to receive Royalty Interest Payments equal to 5% of the Net Sales of acoramidis. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis.

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change in control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement and prior to FDA approval of acoramidis, either party may terminate the Funding Agreement and the Seller Parties shall make a one-time payment of $25.0 million (in the aggregate) to the Purchasers. Under certain conditions, including conditions relating to sales performance of acoramidis by or on behalf of the Company, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027.

The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty).

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize acoramidis, providing the Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding

Agreement. The Funding Agreement also contains certain representations and warranties, indemnification obligations, put-option events and other provisions that are customary for transactions of this nature.

Refer to Note 20 in our consolidated financial statements for other details.

Kyowa Kirin Exclusive License

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein. In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the high-twenties percent on sales of infigratinib in Japan, with the potential to receive additional development and sales-based milestone-based payments.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2023	2022	Change
		(in thousands)
Net cash used in operating activities	$(527,720)	$(419,494)	$(108,226)
Net cash provided by investing activities	54,033	453,147	(399,114)
Net cash provided by (used in) financing activities	451,535	(13,134)	464,669
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,152)	$20,519	$(42,671)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $527.7 million in 2023, consisting primarily of our net loss of $653.3 million; adjusted for non-cash items totaling $120.5 million, which primarily includes $108.7 million in stock-based compensation expense, $10.2 million in accrued payment-in-kind interest, $8.9 million in accretion of debt, $6.5 million in depreciation and amortization, and offset by a net gain of $18.3 million from investment in equity securities; with the remaining $5.1 million net cash inflow related to changes in operating assets and liabilities. The $5.1 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $15.3 million from licensing and collaboration agreements receivables primarily due to collections, an increase of $7.8 million in accrued compensation and benefits due to timing of payments; partially offset by a decrease of $9.9 million in accrued research and development liabilities due to timing of payments, a decrease in deferred revenue of $5.4 million due to revenue recognized, and a decrease in operating lease liabilities of $4.8 million.

Net cash used in operating activities was $419.5 million in 2022, consisting primarily of our net loss of $484.7 million, adjusted for non-cash items including a $110.0 million gain from the sale of our PRV (excluding transaction costs), $91.6 million in stock-based compensation expense, $13.6 million of payment-in-kind interest added to the term loan principal, $12.7 million in impairment of long-lived assets, $12.5 million gain from recognition of a receivable from Helsinn under the Amended QED-Helsinn License and Collaboration Agreement, $8.6 million debt accretion, $8.2 million in net loss from certain investment in equity securities, $6.8 million in depreciation and amortization, $6.3 million loss on the sale certain of assets in connection with the Origin-Sentynl APA, $5.2 million in noncash lease expense and $4.6 million fair value of shares issued under the license agreement, as well as $28.1 million net cash inflow related to changes in operating assets and liabilities. The $28.1 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase of $15.3 million in deferred revenue arising from the Navire-BMS License Agreement, decrease of $15.2 million in receivables from licensing and collaborative agreements, and decrease in other assets of $11.0 million, partially offset by a decrease of $7.7 million in accrued professional and other liabilities, $4.3 million decrease in accrued research and development liabilities, and decrease of $2.4 million in accrued compensation and benefits mainly due to timing of payments.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $54.0 million in 2023, attributable primarily to $110.6 million in proceeds from the sale of equity securities and $82.6 million in maturities of marketable securities, partially offset by purchases of investments in equity securities of $107.5 million and purchases of marketable securities of $29.7 million.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $451.5 million in 2023, consisting primarily of $240.8 million in net proceeds from the issuance of common stock through the Private Placement offering, $144.0 million in net proceeds from the issuance of common stock through the Follow-on offering, $65.0 million in net proceeds from the issuance of common stock through the ATM offering, and $6.0 million in net proceeds from stock option exercises, partially offset by $6.9 million of repurchases of shares to satisfy tax withholdings.

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

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements, based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808 we assess whether the payments between us and our partner fall within the scope of other accounting literature. If we conclude that payments from the partner to us represent consideration from a customer, such as license fees, contract manufacturing, and research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing, and commercial activities, we record such payments as a reduction of research and development expense or selling, general and administrative expense, based on where we present the underlying expense. Additionally, if we reimburse our collaboration partners for these activities, we record such reimbursements as research and development expense or selling, general and administrative expense, depending upon the nature of the underlying expense.

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

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Research and Development Services: For arrangements that include research and development services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, we held cash, cash equivalents, and restricted cash of $392.6 million. As of December 31, 2022, we held cash, cash equivalents, marketable securities and restricted cash of $466.2 million. Our cash equivalents consist of amounts invested in money market accounts, such as money market funds and short-term commercial paper. Our marketable securities consisted of high investment grade fixed income securities that were primarily invested in commercial paper, corporate bonds, and U.S. government securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of December 31, 2023 and 2022, we had no outstanding debt with a variable interest rate. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $455.4 million, respectively, as of December 31, 2023, and bear fixed interest rates. Our 2029 Notes, 2027 Notes and term loan had principal balances of $747.5 million, $550.0 million and $445.2 million, respectively, as of December 31, 2022, and bear fixed interest rates. Our cash flows on these debt obligations as of December 31, 2023 are not subject to variability as a result of changes in interest rates. A hypothetical 100 basis point change in interest rate during any of the periods presented would not have had a material impact on our financial statements.

We are exposed to changes in the fair value of our investments in equity securities. As of December 31, 2023, our investment in equity securities, which consist of equity securities of publicly held companies, have a balance of $58.9 million. These shares are carried in our consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period. Fluctuations in the underlying bid price of the shares could result in material gains or losses. As of December 31, 2022, our investment in equity securities, which consist of equity securities of publicly held companies, had a balance of $43.7 million. These shares are carried in our consolidated balance sheets at fair value based on the closing price of the shares owned on the last trading day of the reporting period.

We do not believe that inflation and changing prices had a significant impact on our business, financial conditions or results of operations for any of the periods presented herein. Significant adverse changes in inflation and prices in the future could result in material losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	139
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	142
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2023	143
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2023	144
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2023	145
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023	146
Notes to Consolidated Financial Statements	148

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and stockholders’ equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrued Research and Development Liabilities, Prepaid expenses and other current assets, Other assets and Research and Development Expenses from Contract Research Organizations (CROs) and Contract Manufacturing Organizations (CMOs) — Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including third-party service agreements with contract research organizations (CROs) and contract manufacturing organizations (CMOs) to provide research and development services related to preclinical studies and clinical trials, which are estimated at each reporting period. As of December 31, 2023, the Company had accrued for $27 million of research and development expenses related to CROs and CMOs. In addition, the Company had recorded $11 million of prepaid expenses and other current assets and $13 million of other assets, respectively, for amounts paid in advance of services incurred to be performed by CROs and CMOs. For the year ended December 31, 2023, the Company incurred $187 million of research and development expenses for services provided by CROs and CMOs. The Company records these expenses based on estimates of the services and activities completed to date pursuant to the provisions of the signed contracts relative to the amounts invoiced and paid to date, resulting in an accrued liability or prepaid expense balance at period end.

We identified the accrual or prepaid of these third-party research and development costs as a critical audit matter because of the judgments necessary for management to estimate both the cost of services provided but not yet invoiced and the amounts paid ahead of services being incurred, the significant volume of transactions and the varied nature of audit evidence obtained from vendor to vendor. The amount of expense recognized and the corresponding accrual and prepaid balances recorded are based on the unique terms and conditions in each arrangement and are often dependent on limited information available from the vendors regarding the progress of the services through the reporting date. This required extensive audit effort due to the volume and variability in the arrangements and available information from the vendors and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total expenses, accrued and prepaid balances and evaluating the results of those procedures.

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
•
We evaluated publicly available information (e.g., the Company’s website, news articles, press releases, and investor presentations) and board of directors’ materials, and corroborated this information gathered with Company personnel responsible for overseeing the clinical trial activities regarding the status of such activities. We then compared this information to the judgments applied in management’s estimate of the recorded expenses and corresponding accrual and prepaid balances.
•
We evaluated management’s ability to accurately estimate accrual of these third-party research and development costs by performing a lookback analysis over a sample of prior year accrual and prepaid balances, comparing invoices received subsequent to the prior year end to management’s historical estimates recorded in the financial statements.
•
For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:
o
inspecting related agreements, including (but not limited to) master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.
o
selecting specific amounts recognized as research and development expense and testing accuracy and completeness by obtaining invoices, contracts and other underlying support.
o
sending written confirmations directly to CROs or CMOs to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.
o
agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.

o
performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2023, to the vendor confirmations received by management after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2024

We have served as the Company’s auditor since 2018.

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$375,935	$376,689
Marketable securities	—	51,580
Investment in equity securities	58,949	43,653
Receivable from licensing and collaboration agreements	1,751	17,079
Restricted cash	16,653	37,930
Prepaid expenses and other current assets	24,305	21,922
Total current assets	477,593	548,853
Property and equipment, net	11,816	14,569
Operating lease right-of-use assets	8,027	10,678
Intangible assets, net	26,319	28,712
Other assets	22,625	20,224
Total assets	$546,380	$623,036
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,655	$11,558
Accrued compensation and benefits	57,370	31,256
Accrued research and development liabilities	29,765	39,803
Operating lease liabilities, current portion	4,128	3,675
Deferred revenue, current portion	6,096	8,156
Accrued professional and other accrued liabilities	35,830	26,980
Total current liabilities	143,844	121,428
2029 Notes, net	736,905	734,988
2027 Notes, net	543,379	541,634
Term loan, net	446,445	430,993
Operating lease liabilities, net of current portion	8,981	12,274
Other long-term liabilities	9,361	26,643
Total liabilities	1,888,915	1,867,960
Commitments and contingencies (Note 9)
Redeemable convertible noncontrolling interests	478	(1,589)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 181,274,712 shares issued and 175,082,951 shares outstanding as of December 31, 2023, 156,817,333 shares issued and 150,625,572 shares outstanding as of December 31, 2022	181	157
Treasury stock, at cost; 6,191,761 shares as of December 31, 2023 and December 31, 2022	(275,000)	(275,000)
Additional paid-in capital	1,481,032	938,703
Accumulated other comprehensive income (loss)	31	(328)
Accumulated deficit	(2,560,501)	(1,918,149)
Total BridgeBio stockholders’ deficit	(1,354,257)	(1,254,617)
Noncontrolling interests	11,244	11,282
Total stockholders’ deficit	(1,343,013)	(1,243,335)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$546,380	$623,036

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$9,303	$77,648	$69,716
Operating costs and expenses:
Cost of revenue	2,446	3,434	3,114
Research and development	455,711	399,462	451,024
Selling, general and administrative	150,590	143,189	192,210
Restructuring, impairment and related charges	7,926	43,765	—
Total operating costs and expenses	616,673	589,850	646,348
Loss from operations	(607,370)	(512,202)	(576,632)
Other income (expense), net:
Interest income	18,038	7,542	1,133
Interest expense	(81,289)	(80,438)	(46,778)
Gain from sale of priority review voucher, net	—	107,946	—
Other income (expense), net	17,370	(7,500)	35,823
Total other income (expense), net	(45,881)	27,550	(9,822)
Net loss	(653,251)	(484,652)	(586,454)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	10,049	3,469	23,915
Net loss attributable to common stockholders of BridgeBio	$(643,202)	$(481,183)	$(562,539)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(3.95)	$(3.26)	$(3.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	162,791,511	147,473,076	144,356,619

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(653,251)	$(484,652)	$(586,454)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	359	(196)	(324)
Comprehensive loss	(652,892)	(484,848)	(586,778)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	10,049	3,469	23,915
Comprehensive loss attributable to common stockholders of BridgeBio	$(642,843)	$(481,379)	$(562,863)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit)

(in thousands, except shares and per share amounts)

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interests	Equity (Deficit)
Balances as of December 31, 2020	$1,630	122,849,389	$125	2,414,681	$(75,000)	$1,021,344	$192	$(888,755)	$57,906	$48,350	$106,256
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	(168,078)	—	14,328	(153,750)	—	(153,750)
Repurchase of Eidos noncontrolling interests for cash and shares, including transaction costs of $70,734	—	26,156,446	26	—	—	(53,856)	—	—	(53,830)	(38,167)	(91,997)
Purchase of capped calls	—	—	—	—	—	(61,295)	—	—	(61,295)	—	(61,295)
Fair value of PellePharm noncontrolling interest on consolidation	5,074	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock		(3,777,080)	—	3,777,080	(200,000)	—	—	—	(200,000)	—	(200,000)
Issuance of shares under equity compensation plans	—	2,085,286	3	—	—	16,642	—	—	16,645	—	16,645
Issuance of common stock under ESPP	—	116,222	—	—	—	3,821	—	—	3,821	—	3,821
Repurchase of RSU shares to satisfy tax withholding	—	(86,940)	—	—	—	(4,747)	—	—	(4,747)	—	(4,747)
Stock-based compensation	—	—	—	—	—	89,823	—	—	89,823	—	89,823
Issuance of noncontrolling interests	3,500	—	—	—	—	—	—	—	—	6,240	6,240
Transfers from (to) noncontrolling interests	(3,456)	—	—	—	—	(2,124)	—	—	(2,124)	5,579	3,455
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(324)	—	(324)	—	(324)
Net loss	(5,325)	—	—	—	—	—	—	(562,539)	(562,539)	(18,590)	(581,129)
Balances as of December 31, 2021	1,423	147,343,323	154	6,191,761	(275,000)	841,530	(132)	(1,436,966)	(870,414)	3,412	(867,002)
Issuance of shares under equity compensation plans	—	2,658,109	3	—	—	663	—	—	666	—	666
Issuance of common stock under ESPP	—	339,549	—	—	—	2,558	—	—	2,558	—	2,558
Repurchase of RSU shares to satisfy tax withholding	—	(171,209)	—	—	—	(1,561)	—	—	(1,561)	—	(1,561)
Stock-based compensation	—	—	—	—	—	94,173	—	—	94,173	—	94,173
Issuance of common stock under at-the-market offering, net	—	455,800	—	—	—	4,852	—	—	4,852	—	4,852
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,815	4,815
Transfers from (to) noncontrolling interests	2,399	—	—	—	—	(3,512)	—	—	(3,512)	1,113	(2,399)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(196)	—	(196)	—	(196)
Net loss	(5,411)	—	—	—	—	—	—	(481,183)	(481,183)	1,942	(479,241)
Balances as of December 31, 2022	(1,589)	150,625,572	157	6,191,761	(275,000)	938,703	(328)	(1,918,149)	(1,254,617)	11,282	(1,243,335)
Issuance of shares under equity compensation plans	—	4,193,444	4	—	—	6,004	—	—	6,008	—	6,008
Issuance of common stock under ESPP	—	339,979	—	—	—	3,398	—	—	3,398	—	3,398
Repurchase of RSU shares to satisfy tax withholding	—	(301,984)	—	—	—	(6,880)	—	—	(6,880)	—	(6,880)
Stock-based compensation	—	—	—	—	—	98,601	—	—	98,601	—	98,601
Issuance of common stock under Follow-on offering, net	—	8,887,000	9	—	—	144,040	—	—	144,049	—	144,049
Issuance of common stock under ATM offering, net	—	2,171,217	2	—	—	64,963	—	—	64,965	—	64,965
Issuance of common stock under Private Placement offering, net	—	9,167,723	9	—	—	240,787	—	—	240,796	—	240,796
Issuance (repurchase) of noncontrolling interests	1,500	—	—	—	—	—	—	—	—	(2,006)	(2,006)
Transfers from (to) noncontrolling interests	4,851	—	—	—	—	(10,534)	—	(238)	(10,772)	5,921	(4,851)
Deconsolidation of PellePharm	899	—	—	—	—	1,950	—	850	2,800	1,151	3,951
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	359	—	359	—	359
Net loss	(5,183)	—	—	—	—	—	—	(642,964)	(642,964)	(5,104)	(648,068)
Balances as of December 31, 2023	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(653,251)	$(484,652)	$(586,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	108,710	91,559	99,505
Depreciation and amortization	6,494	6,771	5,843
Noncash lease expense	4,032	5,172	5,611
Accrual of payment-in-kind interest on term loan	10,207	13,562	—
Loss on deconsolidation of PellePharm	1,241	—	—
(Gain) loss from investment in equity securities, net	(18,314)	8,222	(29,914)
Fair value of shares issued under a license agreement	—	4,567	—
Accretion of debt	8,907	8,570	5,795
Fair value adjustment of warrants	(984)	1,571	1,197
Loss on sale of certain assets	—	6,261	—
Impairment of long-lived assets	—	12,720	—
Gain from sale of priority review voucher, excluding transaction costs	—	(110,000)	—
Gain from recognition of receivable from licensing and collaboration agreement	—	(12,500)	—
LEO call option income	—	—	(5,550)
Loss on early extinguishment of debt	—	—	3,337
Other noncash adjustments	181	604	7,092
Changes in operating assets and liabilities:
Receivable from licensing and collaboration agreements	15,328	15,169	(19,749)
Prepaid expenses and other current assets	(2,702)	7,671	(4,262)
Other assets	(1,546)	10,971	(9,816)
Accounts payable	2,780	(349)	2,833
Accrued compensation and benefits	7,802	(2,362)	7,378
Accrued research and development liabilities	(9,855)	(4,309)	11,178
Operating lease liabilities	(4,829)	(6,245)	(6,122)
Deferred revenue	(5,438)	15,262	—
Accrued professional and other liabilities	3,517	(7,729)	14,164
Net cash used in operating activities	(527,720)	(419,494)	(497,934)
Investing activities:
Purchases of marketable securities	(29,726)	(137,493)	(589,892)
Maturities of marketable securities	82,550	479,688	380,200
Sales of marketable securities	—	—	62,691
Purchases of investment in equity securities	(107,538)	(55,562)	(53,383)
Sales of investment in equity securities	110,556	52,835	34,150
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	(503)	—	—
Increase in cash and cash equivalents from consolidation of PellePharm	—	—	13,654
Payment for intangible assets	—	(1,500)	(35,000)
Proceeds from sale of priority review voucher	—	110,000	—
Proceeds from sale of certain assets	—	10,000	—
Purchases of property and equipment	(1,306)	(4,821)	(13,246)
Net cash provided by (used in) investing activities	54,033	453,147	(200,826)
Financing activities:
Proceeds from issuance of common stock through Private Placement offering, net	240,796	—	—
Proceeds from issuance of common stock through Follow-on offering, net	144,049	—	—
Proceeds from issuance of common stock through ATM offering, net	64,965	4,852	—
Proceeds from issuance of 2029 Notes	—	—	747,500
Issuance costs and discounts associated with issuance of 2029 Notes	—	—	(16,064)
Purchase of capped calls	—	—	(61,295)
Repurchases of common stock	—	—	(200,000)
Transactions with noncontrolling interests	(801)	—	3,500
Repurchase of Eidos noncontrolling interest, including direct transaction costs	—	—	(85,090)
Proceeds from term loan, net of issuance costs	—	—	456,296
Repayment of term loan	—	(20,486)	(124,119)
Proceeds from BridgeBio common stock issuances under ESPP	3,398	2,558	3,821
Repurchase of RSU shares to satisfy tax withholding	(6,880)	(1,561)	(4,746)
Proceeds from stock option exercises, net of repurchases	6,008	666	16,643
Other financing activities	—	837	—
Net cash provided by (used in) financing activities	451,535	(13,134)	736,446
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,152)	20,519	37,686
Cash, cash equivalents and restricted cash at beginning of period	416,884	396,365	358,679
Cash, cash equivalents and restricted cash at end of period	$394,732	$416,884	$396,365
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(Continued)

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$61,108	$54,443	$29,774
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid property and equipment	$100	$47	$563
Leasehold improvements paid by landlord	$—	$—	$2,449
Recognized intangible asset recorded in “Other accrued and other long-term liabilities”	$—	$11,000	$12,500
Transfers (to) from noncontrolling interests (Note 6)	$(10,534)	$(3,512)	$(2,124)
Noncash contribution by a noncontrolling interest	$—	$—	$21,600
Payment-in-kind interest added to principal of term loan	$—	$1,763	$—
Unpaid debt issuance costs	$—	$—	$1,120
Net noncash portion of repurchase of Eidos noncontrolling interests	$—	$—	$38,168
Direct transaction costs in the repurchase of Eidos recorded in additional paid-in capital previously classified in prepaid expenses and other current assets	$—	$—	$8,749
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$375,935	$376,689	$393,772
Restricted cash	16,653	37,930	177
Restricted cash — Included in “Other assets”	2,144	2,265	2,416
Total cash, cash equivalents and restricted cash at end of periods	$394,732	$416,884	$396,365

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio” or the “Company”), is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases and cancers with clear genetic drivers. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, or “us”). BridgeBio is headquartered in Palo Alto, California.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of BridgeBio Pharma, Inc., its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record “Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests” in our consolidated statements of operations equal to the percentage of the economic or ownership interests retained in such entities by the respective noncontrolling parties.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, and our cash flows for the periods presented. The results of operations for the years ended December 31, 2023, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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

Equity Method and Other Equity Investments

As of December 31, 2020, we had an equity method and equity security investments in PellePharm. The equity security investments in PellePharm were without a readily determinable fair value and were carried at cost less impairment plus or minus observable price changes. PellePharm became a consolidated VIE in April 2021 under ASC 810, Consolidation. On January 16, 2023, PellePharm’s board of directors authorized the assignment of all PellePharm’s assets to PellePharm ABC, LLC for liquidation and distribution under the General Assignment for the Benefit of Creditors (“ABC”). As part of the ABC proceedings, PellePharm’s board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm effective during the three months ended March 31, 2023.

As of December 31, 2020, we had an equity method investment in LianBio representing ordinary shares held by BridgeBio Pharma, LLC (“BBP LLC”). In November 2021, we no longer held significant influence over LianBio and therefore began accounting for the investment in LianBio under ASC 321, Investments — Equity Securities.

Refer to Note 7 for further discussion on the PellePharm and LianBio investments, both of which were no longer accounted for as equity method investments as of December 31, 2021. We no longer have any equity method investments as of December 31, 2023 and 2022.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts as of and for the years ended December 31, 2023 and 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to:

•
accruals for research and development activities and contingent clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”),
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges.

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

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net”. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$375,935	$376,689	$393,772
Restricted cash	16,653	37,930	177
Restricted cash, non-current — included in “Other assets”	2,144	2,265	2,416
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$394,732	$416,884	$396,365

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Second Amendment of the Company’s Loan and Security Agreement that is described in Note 10. The use of such non-interest-bearing cash is restricted per the terms of the underlying amended loan agreement and is to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. As of December 31, 2023 and 2022, restricted cash related to this agreement was $16.5 million and $37.8 million, respectively, which is presented as part of “Restricted cash” on the consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2023, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the consolidated balance sheets. As of December 31, 2022, restricted cash related to such agreements was $0.1 million and $2.3 million, respectively, which is presented as part of “Restricted Cash” and “Other Assets”, respectively, on the consolidated balance sheets.

Investment in Equity Securities

We have investment in equity securities of public companies starting in 2021. We measure the fair value of our investment in equity securities at each reporting period in accordance with ASC 321, Investments — Equity Securities. Changes in fair value resulting from observable price changes are included in “Other income (expense), net” in our consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our consolidated statements of operations. We generally classify our investment in equity securities as a noncurrent asset, unless we intend to liquidate these investments to fund current operations, in which case we would classify these investments as a current asset.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Laboratory and machinery equipment	5 - 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life of the related asset

Depreciation and amortization expense of property and equipment was $4.1 million, $4.1 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

Our lease portfolio includes leases for our corporate headquarters, office spaces, and laboratory facilities. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as “Operating lease right-of-use assets”, and the liability component is recorded as “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” in our consolidated balance sheets. The asset component of our finance leases is included in “Property and equipment, net”, and current and noncurrent finance lease liabilities are presented as part of “Accrued professional and other accrued liabilities” and “Other long-term liabilities”, respectively, in our consolidated balance sheets. Assets under finance leases are depreciated in a manner similar to other property and equipment.

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

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities presented on the consolidated balance sheets consisted of the following balances:

	December 31,
	2023	2022
	(in thousands)
Accrued interest	$17,761	$17,500
Milestone liability	6,000	2,500
Accrued professional services	7,412	1,790
Other accrued liabilities	4,657	5,190
Accrued professional and other accrued liabilities	$35,830	$26,980

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

•
For the year ended December 31, 2023, approximately 80.6% and 14.5% of our total revenue is from Bristol-Myers Squibb Company (“BMS”), with headquarters located in New York, United States and from LianBio with headquarters located in Shanghai, China, respectively.
•
For the year ended December 31, 2022, approximately 98.2% of our total revenue is from BMS, with headquarters located in New York, United States.
•
For the year ended December 31, 2021, approximately 80.3% and 13.0% of our total revenue is from Helsinn Healthcare S.A. (“HHC”), with headquarters located in Switzerland and from LianBio with headquarters located in Shanghai, China, respectively.

As of December 31, 2023 and 2022, our capitalized property and equipment located in the United States and Canada is approximately 69.1% and 30.6%, and 72.7% and 27.0%, respectively.

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

Development and Regulatory Milestone Payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.

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

Research and Development Services: For arrangements that include research and development services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, including unbilled receivables and royalty payments due from third parties for licensing our technology. Unbilled receivables include balances due from our partners related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of December 31, 2023 and 2022, we had unbilled receivables of $0.9 million and $16.8 million, respectively. As of December 31, 2023 and 2022, respectively, 61.9% and 97.5% of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of December 31, 2023 and 2022, respectively, are presented as “Receivable from licensing and collaboration agreements” in our consolidated balance sheets.

We evaluate the collectability of our receivable from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2023 and 2022, we did not have an allowance for credit losses.

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

Milestone and Royalty Payments Under Asset Acquisitions, In-licensing and Other Research & Development Agreements

Under our asset acquisitions, in-licensing, and other research and development agreements, we could be required to pay development, regulatory, and sales-based milestone payments if certain substantive milestones are met. We generally expense development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, we capitalize the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on our estimated projected cash flows and if the asset has alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis, beginning on the date the asset is acquired, which would generally be the regulatory approval date. We assess the carrying value of our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.

We could also be required to pay royalties based on actual net sales under in-licensing agreements and asset acquisitions. Such royalties are expensed in the period of sale of the product.

Selling, general and administrative expenses

Selling, general and administrative expenses include all costs that are not directly related to revenue generating arrangements or research and development. Selling, general and administrative expenses include items for the Company’s selling and administrative functions, such as pre-commercialization, finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits, stock-based compensation and other personnel-related costs, professional fees for external legal, accounting, and other consulting services, and depreciation and amortization expenses.

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

Market-based performance equity awards vest based on achievement of market targets, which are subject to the continued service of the employee through the vest date, and are subject to accelerated vesting upon a change in control event. The grant-date fair value of the market-based performance equity awards is determined using the Monte-Carlo valuation model and are recognized as compensation expense over the derived service period of the awards. The Monte-Carlo valuation model requires the use of assumptions, including but not limited to the expected volatility, risk free rate, expected dividend yield, expected term and possible future market estimates over the derived service period based on historical stock prices and market data. Stock-based compensation expense will be recorded regardless of whether the market conditions are achieved or not. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.

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

New Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the “SEC”) August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently evaluating the impact of this guidance, but we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$13,530	$13,530	$—	$—
Treasury bills	256,067	—	256,067	—
Total cash equivalents	269,597	13,530	256,067	—
Investment in equity securities	58,949	58,949	—	—
LianBio Warrant	1,554	1,554	—	—
Total financial assets	$330,100	$74,033	$256,067	$—
Liability
Embedded derivative	$1,665	$—	$—	$1,665

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$202,250	$202,250	$—	$—
Commercial paper	159,758	—	159,758	—
Total cash equivalents	362,008	202,250	159,758	—
Marketable securities:
Commercial paper	51,580	—	51,580	—
Total marketable securities	51,580	—	51,580	—
Investment in equity securities	43,653	43,653	—	—
LianBio Warrant	570	570	—	—
Total financial assets	$457,811	$246,473	$211,338	$—
Liability
Embedded derivative	$1,201	$—	$—	$1,201

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

Investment in Equity Securities

We have investment in equity securities of publicly held companies, which are actively traded with quoted prices that are readily available, and we do not have restrictions on our ability to sell these securities. Therefore, these are classified within Level 1. As of December 31, 2023 and 2022, our investment in equity securities had an aggregate fair value of $58.9 million and $43.7 million, respectively, which includes our investment in LianBio whose fair value amounted to $22.4 million and $8.2 million, respectively. This investment was originally accounted for under the equity method until it was converted into an investment in equity securities that is accounted for under ASC 321 upon completion of LianBio’s initial public offering, or IPO, in November 2021 (see Note 7).

Total realized and unrealized gains and losses associated with investment in equity securities for the periods presented consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gain on conversion from equity method investment to equity securities	$—	$—	$68,538
Net realized gain recognized on investment in equity securities sold	8,668	3,731	2,206
Net unrealized gain (loss) recognized on investment in equity securities held as of the end of the period	9,646	(11,953)	(40,830)
Total net gain (loss) included in “Other income (expense), net”	$18,314	$(8,222)	$29,914

LianBio Warrant

As of December 31, 2023 and 2022, our subsidiary, QED held a warrant which entitles QED to purchase shares of LianBio, or the LianBio Warrant, see Note 7. We classify the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market.

LEO Call Option Liability

As of December 31, 2023 and 2022, we no longer recognized the LEO Call Option that we previously carried as a liability in our consolidated balance sheets. In November 2018, LEO Pharma, or LEO, was granted an exclusive, irrevocable option to acquire our subsidiary, PellePharm, Inc, or PellePharm. The LEO Call Option was exercisable by LEO on or before the occurrence of certain events relating to PellePharm’s clinical development programs and no later than July 30, 2021. The LEO Call Option liability was subject to remeasurement to fair value at each balance sheet date until the LEO Call Option was either exercised, terminated or it expired as it did not qualify for equity classification. On March 30, 2021, LEO provided a notice of termination of the LEO Call Option effective April 15, 2021. As a result and based on the facts and circumstances that existed as of March 31, 2021, we evaluated that the likelihood of LEO exercising said option was remote and we remeasured the LEO Call Option liability to zero as of March 31, 2021 and recognized a gain on remeasurement of the LEO Call Option liability of $5.6 million recorded in “Other income (expense), net” for the year ended December 31, 2021.

Notes

The fair value of our 2029 Notes and our 2027 Notes, or, collectively, the Notes, see Note 10, which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of December 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $638.7 million and $695.8 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2022, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $314.0 million and $218.6 million, respectively, based on their market prices on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan as of December 31, 2023 and 2022 (see Note 10) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of December 31, 2023 and 2022 was $389.1 million and $377.2 million, respectively.

4.
Cash Equivalents and Marketable Securities

We invest in certain U.S. government money market funds, treasury bills and commercial paper classified as cash equivalents. The marketable securities consist of high investment grade fixed income securities that are primarily invested in commercial paper.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$13,530	$—	$—	$13,530
Treasury bills	256,036	31	—	256,067
Total cash equivalents	$269,566	$31	$—	$269,597

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$202,250	$—	$—	$202,250
Commercial paper	159,812	—	(54)	159,758
Total cash equivalents	362,062	—	(54)	362,008
Marketable securities:
Commercial paper	51,854	—	(274)	51,580
Total marketable securities	51,854	—	(274)	51,580
Total cash equivalents and marketable securities	$413,916	$—	$(328)	$413,588

There have been no significant realized gains or losses on available-for-sale securities for the periods presented. As of December 31, 2023 and 2022, there were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months. As of December 31, 2022, our marketable securities had average contractual maturities of approximately six months. We believe that we have the ability to realize the full value of all of these investments upon their respective maturities.

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

6.
Noncontrolling Interests

As of December 31, 2023 and 2022, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling shareholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. For the years ended December 31, 2023, 2022 and 2021, such adjustments in the aggregate amounts of $(10.5) million, $(3.5) million and $(2.1) million, respectively, are recorded to additional paid-in capital. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

7.
Other Equity Investments

LianBio

In October 2019, BBP LLC entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio representing a 10% ownership interest. The equity interest was issued in consideration for certain rights of first negotiation and rights of first offer granted by BBP LLC to LianBio with respect to specified transactions covering intellectual property rights owned or controlled by BBP LLC or its affiliates in certain territories outside the United States. The equity interest gave BBP LLC the right to appoint or remove one director to the board of directors of LianBio, and, therefore, can exercise significant influence over LianBio. As a result, we had accounted for this investment under the equity method and LianBio was considered a related party.

On November 1, 2021, LianBio completed its IPO. Upon completion of the LianBio IPO, BBP LLC’s ownership in LianBio was reduced to approximately 4.7% of LianBio’s fully-diluted equity and, pursuant to the exclusivity agreement, BBP LLC’s right to appoint or remove one director to the board of directors of LianBio was terminated. BBP LLC no longer exercises significant influence over LianBio; and, therefore, we started accounting for BBP LLC’s equity interest in LianBio under ASC 321. LianBio is also no longer considered a related party. Consequently, we recognized a $68.5 million gain on conversion from equity method investment to investment in equity securities which is presented as part of “Other income (expense), net” in our consolidated statement of operations for the year ended December 31, 2021. For the years ended December 31, 2023, 2022 and 2021, we recorded unrealized gain of $14.2 million, and unrealized losses of $22.6 million and $37.7 million, respectively, for the ongoing mark-to-market adjustments of our investment, see Note 3.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio, or the QED-LianBio License Agreement (see Note 11), QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material for the years ended December 31, 2023, 2022 and 2021.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant is measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations as part of “Other income (expense), net”. The LianBio Warrant, which is presented as part of “Other assets” in our consolidated balance sheets, had a fair value of $1.6 million and $0.6 million as of December 31, 2023 and 2022, respectively.

On February 13, 2024, LianBio announced plans to wind down its operations, including the sale of its remaining assets, delisting of its American Depository Shares from the Nasdaq Global Market, deregistration under Section 12(b) of the Securities Act of 1934, and workforce reductions. LianBio's Board of Directors has also declared a special cash dividend of $4.80 per ordinary share which is expected to be received by the Company on March 14, 2024, net of applicable depositary fees of $0.05 per shares held and applicable taxes. On February 20, 2024, QED exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. As of February 22, 2024, the Company held 5,350,361 shares of LianBio common stock. We are currently evaluating the impact LianBio's wind down of operations may have on the QED-LianBio License Agreement and our operations.

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

On January 16, 2023, PellePharm’s board of directors authorized the assignment of all PellePharm’s assets to PellePharm ABC, LLC for liquidation and distribution under the ABC.

As part of the ABC proceedings, PellePharm’s board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact

PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm effective during the three months ended March 31, 2023 and recognized a loss of $1.2 million which is presented as part of “Other expense, net” on the consolidated statements of operations.

8.
Intangible Assets

The following table summarizes our recognized intangible assets for the years ended December 31, 2023 and 2022 as a result of the arrangements described in the following sections:

	December 31, 2023		December 31, 2022
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	11.0 years	$32,500	12.0 years	$32,500
Less: accumulated amortization		$(6,181)		$(3,788)
Total		$26,319		$28,712

Amortization expense recorded as part of cost of license revenue and products sold for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $2.4 million and $2.6 million, respectively. Future amortization expense is $2.4 million for each of the years from 2024 to 2027 and $16.7 million thereafter.

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

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc., or FMI, entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While a request to withdraw the NDA for TRUSELTIQTM was submitted in May 2023, and all clinical investigations under the associated IND were discontinued, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. As of December 31, 2023, the amount due to FMI is presented in our consolidated balance sheets in “Accrued professional and other accrued liabilities” for $6.0 million and “Other long-term liabilities” for $5.0 million. As of December 31, 2022, the amount due to FMI is presented in our consolidated balance sheets in “Accrued professional and other accrued liabilities” for $2.5 million and “Other long-term liabilities” for $8.5 million.

9.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program, or the Exchange Program (see Note 16). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards, or RSAs. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion in the consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of December 31, 2023.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$9,406	$565
Stock (2)	51,550	9,092
Cash or stock at our sole discretion	129,742	12,572
Total	$190,698	$22,229

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 16.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for services related to clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2023, there were no material amounts accrued related to termination charges. As of December 31, 2022, we had liabilities for certain fees that we incurred related to reprioritization of our research and development projects of approximately $3.3 million (see Note 17).

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect in our consolidated financial statements.

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain officers. To date, we have not paid any claims related to our indemnification obligations. As of December 31, 2023 and 2022, we did not have any material indemnification claims that were probable or reasonably possible, and consequently have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

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

In connection with the issuance of the 2029 Notes, we incurred approximately $16.1 million of debt issuance costs, which consisted of initial purchasers’ discounts. This was recorded as a reduction in the carrying value of the debt on the consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2029 Notes or approximately their eight-year term.

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

In connection with the issuance of the 2027 Notes, we incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. We allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $4.1 million was recorded as a reduction to additional paid-in capital in 2020. The portion of these costs allocated to the liability component totaling approximately $8.9 million was recorded as a reduction in the carrying value of the debt on the consolidated balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term.

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	December 31, 2023		December 31, 2022
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(10,595)	(6,621)	(12,512)	(8,366)
Net carrying amount	$736,905	$543,379	$734,988	$541,634

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes:

	Year Ended December 31, 2023
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,917	1,745	3,662
Total interest and amortization expense	$18,736	$15,495	$34,231

Effective interest rate	2.6%	2.8%

	Year Ended December 31, 2022
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,869	1,699	3,568
Total interest and amortization expense	$18,688	$15,449	$34,137

Effective interest rate	2.6%	2.8%

	Years Ended December 31, 2021
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$15,557	$13,750	$29,307
Amortization of debt discount and issuance costs	1,682	1,654	3,336
Total interest and amortization expense	$17,239	$15,404	$32,643

Effective interest rate	2.6%	2.8%

As of December 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2022, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Accrued professional and other accrued liabilities” in our consolidated balance sheets.

Future minimum payments under the Notes as of December 31, 2023, are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Year ending December 31:
2024	16,819	13,750	30,569
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
2028	16,819	—	16,819
Thereafter	755,908	—	755,908
Total future payments	840,003	598,125	1,438,128
Less amounts representing interest	(92,503)	(48,125)	(140,628)
Total principal amount	$747,500	$550,000	$1,297,500

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

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events are referred to as “prepayment events”), which could be 50.0% or 75.0% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

In June 2022, the receipt of an upfront payment under the license development and commercialization agreement that our subsidiary, Navire Pharma, Inc. (“Navire”), entered into with Bristol-Myers Squibb Company (“BMS”), which is further described in Note 11, triggered certain mandatory prepayment provisions of the Amended Loan Agreement. As a result, we paid $20.5 million to the Lenders in June 2022, of which $20.1 million and $0.4 million were applied to principal and exit fee, respectively.

Pursuant to the terms of the Loan Agreement and the Amended Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $10.2 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2023, we recognized interest expense related to the Loan Agreement of $46.3 million, of which $5.2 million, relates to amortization of debt discount and issuance costs. For the year ended December 31, 2022, we recognized interest expense related to the Loan Agreement of $46.1 million, of which $5.0 million, relates to amortization of debt discount and issuance costs. For the year ended December 31, 2021, we recognized interest expense related to the Loan Agreement of $5.5 million, of which $0.6 million, relates to amortization of debt discount and issuance costs. As of December 31, 2023 and 2022, interest payable included in “Accrued professional and other accrued liabilities” in our consolidated balance sheets amounted to $6.7 million and $6.4 million, respectively.

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Principal value of term loan	$429,916	$429,916
PIK added to principal	25,531	15,324
Debt discount, issuance costs and exit fee accretion	(9,002)	(14,247)
Term loan, net	$446,445	$430,993

Future minimum payments under the Amended Loan Agreement as of December 31, 2023, are as follows:

Amount
(in thousands)
Year Ending December 31:
2024	38,015
2025	41,560
2026	510,955
Total future payments	590,530
Less amounts representing interest	(126,485)
Less exit fee	(8,598)
Total principal amount of term loan payments	$455,447

The amounts in the table above do not take into account our option to exercise future interest payments via PIK. Total future interest payments throughout the term of the Amended Loan Agreement could increase should we decide to exercise such option.

The Amended Loan Agreement was fully repaid on January 17, 2024 using the proceeds of the Financing Agreement and cash on hand. Refer to Note 20 for additional details regarding the Financing Agreement and the termination and repayment of the Term Loan, net.

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

In April 2021, we executed the Sixth Amendment to the Loan and Security Agreement, or the Amended Hercules Term Loan.

The Amended Hercules Term Loan was prepaid in full in November 2021 using a portion of the net proceeds from the Tranche 1 Advance under the Loan Agreement mentioned above, which resulted in a loss on early extinguishment of debt of $2.6 million that is included in “Other income (expense)” in our consolidated statements of operations. For the year ended December 31, 2021, we recognized interest expense related to the Amended Hercules Term Loan of $8.1 million, of which $1.7 million relates to amortization of debt discount and issuance costs.

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

11.
License and Collaboration Agreements

License Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc., or Navire, entered into an exclusive license development and commercialization agreement with BMS, or the Navire-BMS License Agreement, pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China (“PRC”), Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea, or the Asia Region. The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations, or the 2021 Navire-BMS Agreement. The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct within the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the supply of clinical quantities of the licensed product. Navire has provided $2.0 million of clinical supplies to BMS during the year ended December 31, 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of December 31, 2023. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
The research and development services performance obligation consists of our completion of the Phase 1 Trials. We are recognizing revenue related to the research and development services over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect to complete the Phase 1 Trials in 2025. Revenue recognized related to this performance obligation for the years ended December 31, 2023 and 2022 were $5.4 million, $4.5 million, respectively.

For the years ended December 31, 2023 and 2022, we recognized $7.4 million and $74.7 million, respectively of revenue from the Navire-BMS License Agreement. Our consolidated balance sheet as of December 31, 2023 includes a deferred revenue balance of $9.9 million ($6.1 million presented as “Deferred revenue, current portion” and $3.8 million included in “Other long-term liabilities”) related to our performance obligation. Our consolidated balance sheet as of December 31, 2022 includes a deferred revenue balance of $15.3 million ($8.2 million presented as “Deferred revenue, current portion” and $7.1 million included in “Other long-term liabilities”) related to our performance obligation.

License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“ HHC”), and Helsinn Therapeutics (U.S.), Inc. (“HTU”), and collectively with HHC, Helsinn, the (“QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Upon approval by the FDA in May 2021, QED and HTU co-commercialized infigratinib in the licensed indications in the United States and shared profits and losses on a 50:50 basis. Additionally, QED and Helsinn shared global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”), effective as of March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn has an exclusive license to commercialize infigratinib in the U.S. and is responsible for developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

Pursuant to the Amended QED-Helsinn License and Collaboration Agreement, QED was eligible to receive regulatory and sales-based milestone payments of up to $66.0 million, as well as tiered royalties in the low to mid-teens as a percentage of adjusted net sales by Helsinn of the licensed products sold worldwide, outside of Greater China.

The Amended QED-Helsinn License and Collaboration Agreement also provided for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED’s contracted activities incurred during the transitional period were fully reimbursable by Helsinn and were due to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI as described in Note 8 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording this transaction, we recognized a corresponding gain as part of “Other income (expense), net” in our consolidated statement of operations for the year ended December 31, 2022.

Effective December 21, 2022, QED and Helsinn (the “Helsinn Parties”), entered into a Mutual Termination Agreement (“MTA”), which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued the distribution of TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the first $11.0 million of costs, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan are complete as of December 31, 2023.

In accordance with the MTA, all outstanding obligations under the Amended QED-Helsinn License and Collaboration agreement related to the contracted services during the transitional period became due. As of the date of the MTA, outstanding obligations were $31.3 million, consisting of reimbursable contracted research and development and commercial activities of $18.8 million and the reimbursement of QED’s obligation to FMI of $12.5 million as described in Note 8. In accordance with the payment terms of the MTA, we received $15.0 million from Helsinn in December 2022 and $5.3 million in January 2023. The remaining $11.0 million related to the remaining reimbursement of QED’s obligation to FMI is due in eleven equal monthly installments of $1.0 million commencing in February 2023, of which we have received in full as of December 31, 2023. All costs incurred subsequent to the transitional period are considered close-out costs and the responsibilities between the Helsinn Parties are outlined within the Close-Out Plan. For the year ended December 31, 2023, QED has incurred $7.2 million of close-out costs, of which $6.0 million is subject to 50% reimbursement from Helsinn. As of December 31, 2023, the outstanding receivable due from Helsinn was $0.6 million, which relates to the unpaid reimbursement of close-out costs. As of December 31, 2022, the outstanding receivable due from Helsinn was $16.3 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our consolidated balance sheets. All close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” within our consolidated statement of operations (See Note 17).

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

We determined the initial transaction price at inception of the QED-Helsinn License and Collaboration Agreement to be $46.0 million, comprised of a $20.0 million nonrefundable upfront license fee, $1.0 million for the sale of certain existing inventory, and a $25.0 million launch milestone for the first launch of the first indication of infigratinib in the United States. At the inception of the QED-Helsinn License and Collaboration Agreement, we considered all future potential regulatory milestones to be variable consideration that are fully constrained . We determined that the achievements of such regulatory milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at the inception date. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. In the fourth quarter of 2021, we received validation from the EMA for our marketing authorization for infigratinib. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $10.0 million to $56.0 million. The Amended QED-Helsinn License and Collaboration Agreement did not affect the transaction price as the modifications to the transaction price related solely to variable consideration, consisting of regulatory and sales-based milestone payments and royalties. The remaining future potential regulatory milestone payments did not result in a modification to the transactions price as the transaction price as they were determined to be fully constrained under ASC 606. QED began to receive royalties for net sales of the licensed products sold in the United States upon the effective date of the Amended QED-Helsinn License and Collaboration Agreement.

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

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized Helsinn’s share of research and development expenses of $3.0 million for the year ended December 31, 2023, as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $21.5 million and $38.4 million for the years ended December 31, 2022 and 2021, respectively, as a reduction of research and development expenses.

For the unit of account that is within the scope of ASC 808 relating to commercial activities, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we accounted for Helsinn’s share of the co-commercialization activities as reduction to selling, general and administrative expenses. We did not incur any costs relating to commercialization activities subject to reimbursement from Helsinn for the year ended December 31, 2023. We recognized Helsinn’s share of the co-commercialization activities of $1.5 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively.

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements did not represent a material right at the inception of the agreement. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the years ended December 31, 2023 and 2022, we have provided $1.1 million and $0.5 million, respectively, of clinical supply to LianBio. Amounts have been recognized within revenue in our consolidated statements of operations.

We determined the initial transaction price at inception of the Navire-LianBio License Agreement to be $8.0 million, comprised of the nonrefundable upfront license fee. At the inception of the Navire-LianBio License Agreement, we considered all future potential development milestones to be variable consideration that are fully constrained. We determined that the achievements of such development milestones are contingent upon success in future clinical trials and regulatory approvals, which are not within our control and are uncertain at the inception date. We constrain variable consideration to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. We recognize consideration related to sales-based milestone and royalties when the subsequent sales occur pursuant to the royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestone relate. In the second quarter of 2021,we received acknowledgement that the First IND acceptance in the PRC was achieved, and therefore the development milestone became probable. Since the uncertainty of the variable consideration related to the development milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we increased our transaction price by $8.5 million and recognized the entire amount as revenue during the year ended December 31, 2021. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we may enter into clinical and commercial supply agreements for the licensed territory. We determined that the LianBio’s optional right to future products under these supply agreements is not considered to represent a material right at the inception of the agreement. A clinical supply agreement was entered into in the fourth quarter of 2021. QED has supplied insignificant amounts to LianBio as part of the clinical supply agreement and recognized such amounts as revenue during the years ended December 31, 2023, 2022, and 2021.

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

Eidos accounted for the license agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, Eidos entered into a clinical supply agreement and will enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right at the inception of the agreement. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. Eidos has supplied insignificant amounts to Alexion as part of the clinical supply agreement and recognized such amounts as revenue during the years ended December 31, 2023, 2022, and 2021.

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

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRY, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022, or the Closing Date. Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones, including the first pricing approval in an EMA country or EMA major market country, under the Origin-Alexion APA (see Note 8) and under a separate agreement with a third party. In October 2022, we paid $3.5 million of the regulatory-based milestone payment as the milestone criteria was met. As of December 31, 2023, Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in an EMA country of up to $1.0 million when it becomes due.

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. The license agreement states that if this event occurred in the third year, 10% is payable to Stanford University. For the years ended December 31, 2023, 2022 and 2021, the cost of license revenue was not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into three subsequent license agreements (“Additional Leidos Licenses”), two in August 2022 related to (i) KRAS G12C inhibitor and (ii) P13Ka breaker compounds, and one in December 2023 related to the PanKRAS inhibitor. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the years ended December 31, 2023, 2022 and 2021, TheRas recognized research and development expenses of $3.6 million, $3.2 million, and $2.8 million, respectively, in connection with the Leidos Agreements.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 8, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the years ended December 31, 2023, 2022 and 2021, QED recognized research and development expenses of nil, $2.6 million, and $4.2 million, respectively, in connection with this agreement.

Resilience Development and Manufacturing Service Agreements

In September 2023, Aspa Therapeutics, Inc. (“Aspa”) and Adrenas Therapeutics Inc. (“Adrenas”), each entered into a Development and Manufacturing Services Agreement (collectively the “Resilience DMSAs”) and a Project Agreement (collectively the “Resilience PAs”), (collectively the “Resilience Agreements”) with Resilience US, Inc. (“Resilience”), for Resilience to provide contract development, manufacturing, testing and related services with respect to therapeutic and pharmaceutical products for the clinical development applications of BBP-812 and BBP-631, respectively. BBP-812 is an intravenous AAV9 investigational drug product intended for the treatment of children with Canavan Disease, under the age of five years. BBP-631 is an intravenous AAV5 investigational drug product intended for the treatment of adults and children with congenital adrenal hyperplasia. The Resilience DMSAs have ten-year terms and may each be extended for additional two-year periods. Under the Resilience PAs, Resilience will provide Aspa with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $15.5 million. Under the Resilience PAs, Resilience will provide Adrenas with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $29.3 million. In addition to the payments for their share of services performed by Resilience, Aspa and Adrenas may each be required to make future payments of up to $10.0 million upon achievement of certain development and approval milestone events, and royalty payments (mid-single digits for BBP-812 and low-single digits for BBP-631) based on achievement of certain net sales metrics.

For the year ended December 31, 2023, research and development expenses recognized and cost sharing credits received in connection with the Resilience Agreements were immaterial.

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

The components of lease cost are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Straight line operating lease costs	$4,032	$5,172	$5,611
Finance lease costs	420	443	402
Variable lease costs	6,844	6,142	4,243
Total lease cost	$11,296	$11,757	$10,256

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,829	$6,245	$6,122
Operating cash flows for finance lease	397	423	272
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,179	240	6,380

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	4.7	5.3
Finance lease	2.1	3.1
Weighted-average discount rate
Operating leases	6.0%	6.0%
Finance lease	6.6%	6.6%

As of December 31, 2023, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Year ending December 31:
2024	4,768
2025	3,949
2026	1,880
2027	860
Thereafter	3,418
Total future minimum lease payments	14,875
Imputed interest	(1,766)
Total	$13,109

Balance as of December 31, 2023
Operating lease liabilities, current portion	$4,128
Operating lease liabilities, net of current portion	8,981
Total operating lease liabilities	$13,109

The impairment losses related to operating lease right-of-use assets for the years ended December 31, 2023 and 2022 are not material. We recognized an impairment loss for certain asset groups estimated using discounted cash flow model (income approach) of $3.3 million included in “Selling, general and administrative” expenses in our consolidated statement of operations for the year ended December 31, 2021. The impairment loss for the year ended December 31, 2021 includes $2.6 million related to operating lease right-of-use assets and $0.7 million related to property and equipment, namely leasehold improvements, office furniture, and equipment that we no longer use.

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

In March 2022, we mutually agreed with the vendor to terminate the manufacturing agreement. The termination agreement was executed effective May 2022. In accordance with the termination agreement, we paid the $2.0 million remaining payable related to the dedicated manufacturing suite and a termination fee of $1.8 million. For the year ended December 31, 2022, we recorded an impairment loss of $10.2 million for the carrying value of the construction-in-progress asset that was no longer recoverable as our rights to the dedicated manufacturing suite ceased pursuant to the termination agreement. The aforementioned impairment loss and the termination fee are included as part of “Restructuring, impairment and related charges” in our consolidated statement of operations for the year ended December 31, 2022 (see Note 17).

15.
Public Offerings, Share Repurchase Program and Securities Purchase Agreements

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3, or the 2020 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC, or collectively, the Sales Agents, to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof, or the 2020 Sales Agreement. We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. We did not issue any shares or receive any proceeds from this offering during the years ended December 31, 2023. In May 2023, we terminated the Open Market Sale AgreementSM.

2021 Share Repurchase Program

In May 2021, our Board of Directors authorized and approved a stock repurchase program pursuant to which we may purchase up to $150.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act, of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. We repurchased 3,017,087 shares in the open market at an average price of $49.72 per share for a total of approximately $150.0 million in 2021. The repurchased shares are held in treasury as treasury stock as of December 31, 2023 and 2022.

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

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. As of December 31, 2023, we are still eligible to sell up to $384.0 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

In February 2024, 678,110 shares were issued under the ATM Agreement, for net proceeds of $24.8 million, after deducting sales agent fees and commissions of $0.4 million. As of February 22, 2024 we are still eligible to sell up to $358.8 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Securities Purchase Agreement and Private Placement

In September 2023, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement pursuant to which we sold and issued to the Investors in a private placement (the “Private Placement”) an aggregate of 9,167,723 shares of our common stock, par value $0.001 per share, at a purchase price of $27.27 per share. We paid certain placement agents a commission based on the aggregate gross proceeds received from all sales of the common stock under the Private Placement. One of the placement agents in the Private Placement was KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of $1.8 million of the aggregate gross proceeds received from all sales of the common stock in the Private Placement. During the year ended December 31, 2023, we received net proceeds of $240.8 million under the Private Placement offering, after deducting placement agent commissions of $8.7 million and offering costs of $0.5 million.
16.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$61,433	$214	$61,647
Selling, general and administrative	53,288	81	53,369
Total stock-based compensation	$114,721	$295	$115,016

	Year Ended December 31, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$37,700	$287	$37,987
Selling, general and administrative	54,669	—	54,669
Restructuring, impairment and related charges	1,172	—	1,172
Total stock-based compensation	$93,541	$287	$93,828

	Years Ended December 31, 2021
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$53,829	$2,366	$56,195
Selling, general and administrative	46,357	3,022	49,379
Total stock-based compensation	$100,186	$5,388	$105,574

We have recorded $6.3 million, $2.2 million, and $6.0 million of stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. On June 2, 2020, our stockholders approved an amendment and restatement of the 2019 Plan, or the A&R 2019 Plan, to, among other things, increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. The A&R 2019 Plan was further amended on December 15, 2021 (the “2021 A&R Plan”).

The 2021 A&R Plan, provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and ending on the date of the Company’s annual stockholder’s meeting in calendar year 2023 (which occurred on June 21, 2023), by 5% of the issued and outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

On November 13, 2019, we adopted the 2019 Inducement Equity Plan (the “2019 Inducement Plan”). The 2019 Inducement Plan provides for the grant of stock-based awards to induce highly qualified prospective officers and employees who are not currently employed by BridgeBio or its Subsidiaries to accept employment and to provide them with a proprietary interest in BridgeBio, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. In February 2023, the 2019 Inducement Plan was amended and restated to increase the total number of shares authorized for issuance from 1,000,000 shares to 2,000,000 shares.

As of December 31, 2023, 6,781,711 and 1,902,409 shares were reserved for future issuances under the 2021 A&R Plan and 2019 Inducement Plan, respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange, or the Eidos Award Exchange Plan, all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

In January 2024, the 2019 Inducement Plan was further amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares.

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

For the years ended December 31, 2023, 2022 and 2021, we recognized $3.4 million, $0.7 million, and $26.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of each of the reporting date. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of December 31, 2023.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the years ended December 31, 2023, 2022, and 2021, we recognized $16.8 million, $1.9 million, and $7.9 million, respectively, of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of each reporting date. Refer to Note 9 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of December 31, 2023.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the year ended December 31, 2023:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022		11,637,861
Regular equity program	9,811,936		$28.00	7.7	$—
Eidos Awards Exchange	1,445,885		$14.96	5.9	$1,427
Exchange Program	380,040		$2.35	6.2	$2,246
Granted		1,724,909
Regular equity program	1,724,909		$13.37
Exercised		(369,014)
Regular equity program	(122,763)		$23.92
Eidos Awards Exchange	(185,230)		$15.64
Exchange Program	(61,021)		$2.86
Cancelled		(661,314)
Regular equity program	(620,220)		$28.35
Eidos Awards Exchange	(38,713)		$22.97
Exchange Program	(2,381)		$11.18
Outstanding as of December 31, 2023		12,332,442
Regular equity program	10,793,862		$25.69	7.1	$178,594
Eidos Awards Exchange	1,221,942		$14.60	4.7	$31,580
Exchange Program	316,638		$2.19	5.3	$12,105
Exercisable as of December 31, 2023		8,788,040
Regular equity program	7,291,814		$27.36	6.4	$108,772
Eidos Awards Exchange	1,182,008		$14.22	4.7	$30,981
Exchange Program	314,218		$2.18	5.3	$12,015

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $8.48.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023, in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the year ended December 31, 2023, was $5.3 million.

For the years ended December 31, 2023, 2022, and 2021, we recognized stock-based compensation expense of $28.5 million, $39.7 million, $31.1 million, respectively, related to stock options under the Plans. As of December 31, 2023, there was $36.0 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the year ended December 31, 2023:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	4,108,642	$21.60
Granted	8,993,599	$13.58
Vested	(3,608,021)	$15.51
Cancelled	(551,407)	$17.03
Balance as of December 31, 2023	8,942,813	$16.27

The RSUs have a service condition and generally vest over a period of two to four years.

For the years ended December 31, 2023, 2022, and 2021, we recognized stock-based compensation expense of $59.1 million, $43.1 million, $25.0 million, respectively, related to shares of RSUs under the Plans. As of December 31, 2023, there was $135.9 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.9 years.

Market-Based RSUs of BridgeBio

In December 2023, the Company approved and granted performance restricted stock units under the 2021 A&R Plan to certain employees with vesting based on achievement of market capitalization targets (“market-based RSUs”), which are subject to the continued service of the employees through the vest date and are subject to accelerated vesting upon a change in control event. The achievement of the market capitalization targets will be measured based on BridgeBio market capitalization data (available on the Nasdaq.com website) meeting the targets for 20-consecutive trading days during the performance period of up to six years from the date of grant.

The respective grant-date fair value of the market-based RSUs, which aggregated to $10.8 million, was determined using the Monte Carlo valuation model and are recognized as compensation expense over the derived service period of the awards. The assumptions used in the Monte Carlo valuation included expected volatility ranging from 96.8% - 113.7%, risk free rate ranging from 4.22% - 4.35%, no expected dividend yield, expected term of three to six years and possible future market capitalization over the derived service period based on historical stock prices and market capitalization.

As of December 31, 2023, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For the year ended December 31, 2023, we recognized $0.7 million stock-based compensation expense related to market-based RSU awards. As of December 31, 2023, there was $10.1 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Awards (RSAs) of BridgeBio

In 2019, all unvested outstanding management incentive units and common units of BBP LLC which existed prior to the reorganization and IPO were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the year ended December 31, 2023:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2022	652,058	$7.29
Granted — Exchange Program	211,860	$19.14
Vested — Exchange Program	(211,860)	$19.14
Vested — Regular equity program	(566,605)	$7.20
Balance as of December 31, 2023	85,453	$7.27

For the years ended December 31, 2023, 2022, and 2021, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Exchange Program	$4,056	$3,238	$24,065
Other RSAs	4,033	5,326	6,240
Total stock-based compensation expense	$8,089	$8,564	$30,305

As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to RSAs under the Plans that is expected to be recognized over a weighted-average period of 0.1 years. The respective balances of unvested RSAs as of December 31, 2023 and 2022 are included as outstanding shares disclosed in the consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

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

Under the ESPP, eligible employees may purchase shares of BridgeBio common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,500 shares of BridgeBio common stock during any offering period.

For the years ended December 31, 2023 and 2022 we recognized $2.3 million and $2.6 million, respectively, of stock-based compensation expense related to our ESPP while the stock-based compensation expense for the year ended December 31, 2021 was not material. As of December 31, 2023, 3,555,912 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. We used the following weighted-average assumptions in the Black-Scholes calculations:

	Year Ended December 31,
	2023		2022		2021
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	6.0	0.5	6.0	0.5	5.5 - 6.1	0.5
Expected volatility	66.2% - 67.5%	86.1% - 122.1%	65.9%	52.0% - 191.7%	49.0% - 52.0%	47.6% - 52.0%
Risk-free interest rate	3.9% - 4.1%	3.1% - 5.5%	3.2%	0.1% - 3.1%	0.6% - 1.3%	0.1%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value of stock-based awards granted	$8.48	$8.22	$5.24	$6.29	$23.09	$18.31

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

17.
Restructuring, Impairment and Related Charges

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. During the years ended December 31, 2023 and 2022, our restructuring, impairment and related charges amounted to $7.9 million and $43.8 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Restructuring, impairment and related charges included in our consolidated statement of operations for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	(in thousands)
Long-lived assets impairments and write-offs	$—	$12,720
Severance and employee-related costs	715	10,306
Winding down, exit and other related costs	7,211	20,739
Total	$7,926	$43,765

There were no restructuring initiatives during the year ended December 31, 2021, or prior.

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$6,826	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 14)	—	2,185
Restructuring, impairment and related charges	7,926	43,765
Cash payments	(14,697)	(25,232)
Noncash activities	—	(13,892)
Ending balance	$55	$6,826

Restructuring liabilities are presented in our consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Accounts payable	$48	$896
Accrued compensation and benefits	—	41
Accrued research and development liabilities	7	5,889
Total	$55	$6,826

18.
Income Taxes

The following table presents the components of net loss before income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$565,840	$485,079	$586,478
Foreign	87,411	(427)	(24)
Total loss before income taxes	$653,251	$484,652	$586,454

There was no current or deferred income tax expense or benefit (domestic and foreign) for the years ended December 31, 2023, 2022, and 2021.

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
Change in valuation allowance	(20.3)	(21.7)	(25.6)
Research and development credits	2.3	3.2	3.9
Stock-based compensation	0.6	(1.8)	1.2
Disallowed executive compensation	(0.8)	—	—
Pellepharm deconsolidation	(1.4)	—	—
Foreign rate differential	(1.2)	—	—
Other	(0.2)	(0.7)	(0.5)
Effective income tax rate	—%	—%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$358,867	$325,830
Amortization	10,024	9,172
Accruals and reserves	6,453	5,261
Deferred revenue	2,130	—
Stock-based compensation	21,340	16,134
Tax credits	97,735	86,012
Operating lease liabilities	3,153	3,075
Deferred income from asset sale	2,333	2,391
Capitalized research and experimental expenditures	144,873	77,190
Deferred interest expense	26,596	13,154
Property and equipment	822	600
Other	4,230	268
Gross deferred tax assets	678,556	539,087
Less valuation allowance	(672,084)	(533,929)
Deferred tax assets, net of valuation allowance	6,472	5,158
Deferred tax liabilities:
Property and equipment	—	—
Operating lease right-of-use assets	(1,784)	(2,001)
Unrealized gains and losses	(4,688)	(3,157)
Deferred tax liabilities	(6,472)	(5,158)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.6 billion and $280.8 million, respectively. The federal net operating losses generated prior to 2018 amounting to $28.8 million will begin to expire in 2036, losses generated after 2018 amounting to $1.5 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036.We also have foreign net operating loss carryforwards of $86.1 million available to reduce future taxable income, if any, which will begin to expire in 2030.

As of December 31, 2023, we had federal research and development and orphan drug credit carryforwards of $102.2 million, which will expire beginning in 2036 if not utilized. As of December 31, 2023, we have California and other state research and development tax credit carryforwards of $22.4 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generates a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2023 which is fully offset with a valuation allowance.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $138.2 million, $110.0 million, and $199.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

As of December 31, 2023, we had an immaterial amount of undistributed earnings of our non-U.S. subsidiaries for which we have not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. The amount of applicable taxes due if such earnings were distributed would be immaterial. Accordingly, we have not provisioned U.S. state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022
	(in thousands)
Balance at the beginning of the year	$27,013	$21,254
Additions of prior year positions	10	724
Reductions of prior year positions	(2,504)	—
Additions based on tax positions related to current year	6,337	5,035
Balance at the end of the year	$30,856	$27,013

As of December 31, 2023 and 2022, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

19.
Net Loss Per Share Attributable to Common Stockholders of BridgeBio

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2023, 2022 and 2021, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of December 31,
	2023	2022	2021
Unvested RSAs	85,453	652,058	1,789,943
Unvested RSUs	8,942,813	4,108,642	3,537,719
Unvested performance-based RSUs	3,326	7,875	69,340
Unvested market-based RSUs	375,000	—	—
Common stock options issued and outstanding	12,332,442	11,637,861	12,141,756
Estimated shares issuable under performance-based milestone compensation arrangements	4,865,250	19,201,212	13,959,588
Estimated shares issuable under the ESPP	75,889	217,660	172,927
Assumed conversion of 2027 Notes	12,878,305	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988	7,702,988
	47,261,466	56,406,601	52,252,566

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

20.
Subsequent Events

Funding Agreement

On January 17, 2024, the Company and its subsidiaries, Eidos Therapeutics, Inc., BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Purchasers”), and Alter Domus (US) LLC, as the collateral agent.

Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) (“Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”).

In return, the Company granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global Net Sales of acoramidis (“Net Sales”). Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis.

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change in control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement and prior to FDA approval of acoramidis, either party may terminate the Funding Agreement and the Seller Parties shall make a one-time payment of $25.0 million (in the aggregate) to the Purchasers. Under certain conditions, including conditions relating to sales performance of acoramidis by or on behalf of the Company, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027.

The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty).

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize acoramidis, providing the Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding Agreement. The Funding Agreement also contains certain representations and warranties, indemnification obligations, put-option events and other provisions that are customary for transactions of this nature.

Financing Agreement

On January 17, 2024, the Company entered into a Financing Agreement (the “Financing Agreement”) with certain of its subsidiaries party thereto as guarantors, the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”), which was amended on February 12, 2024.

Pursuant to the terms and conditions of the Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million, comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after January 17, 2024.

The obligations of the Company under the Financing Agreement are and will be guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, subject to certain exceptions (such subsidiaries, collectively, the “Guarantors”). As security for the obligations of the Company and the Guarantors, each of the Company and the Guarantors are required to grant to the Administrative Agent, for the benefit of the Lenders and secured parties, a continuing first priority security interest in substantially all of the assets of the Company and the Guarantors (including all equity interests owned or hereafter acquired by the Company and the Guarantors), subject to certain customary exceptions.

Any outstanding principal on the Term Loans will initially bear interest at a rate per annum equal to (A) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement (and which base rate will not be less than 2.00%), the sum of (i) the base rate plus (ii) 5.75% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (“Term SOFR”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 6.75%. Accrued interest is payable quarterly following the funding of the Initial Term Loan on the Closing Date, on any date of prepayment or repayment of the Term Loans and at maturity.

The Company will be required to make principal payments of $22.5 million on the outstanding balance of the Initial Term Loan commencing on June 30, 2027 in quarterly installments (the “Scheduled Amortization Payments”); provided that if the Company achieves a senior total net leverage ratio of less than or equal to 5.00:1.00, up to four (4) Scheduled Amortization Payments may be deferred for a period of one fiscal quarter each. Such Scheduled Amortization Payments would be reduced in connection with voluntary or mandatory prepayments, if any, of the Initial Term Loans. Incremental Term Loans, if any, will be payable in accordance with their respective amortization schedules. Additionally, if the Company’s market capitalization is less than $1.5 billion at any time after January 17, 2024, the Company shall also be required to make additional quarterly principal payments of $10.0 million on the outstanding balance of the Initial Term Loan (the “Special Amortization Payments”) commencing with the first quarterly installment payment date occurring thereafter. The outstanding balance of the Term Loans, if not repaid sooner, shall be due and payable in full on the maturity date thereof. The stated maturity date of the Term Loans is January 17, 2029, with two springing earlier maturity dates at 91 days prior to the stated maturity dates of the Company’s outstanding convertible senior notes, in each case to the extent there is an aggregate outstanding amount of such notes of more than $50.0 million on such dates. The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. In certain instances and during certain time periods, these prepayments will be subject to customary prepayment fees. The amount of any such prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.

The Financing Agreement contains affirmative covenants and negative covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Such covenants, among other items, limit the Company’s and its subsidiaries’ ability to (i) incur additional permitted indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its and their assets, grant liens and license or permit other encumbrances on its and their assets, (iv) fundamentally alter the nature of their businesses and (v) enter into certain transactions with affiliates. The Company and the Guarantors are also required to maintain a minimum unrestricted cash balance of $70.0 million at all times. The Company and its subsidiaries are permitted to license their intellectual property, dispose of other assets and enter into monetization and royalty transactions, in each case, subject to satisfaction of certain terms and conditions. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Financing Agreement.

Loan and Security Agreement

On January 17, 2024, the Company repaid all outstanding principal and accrued interest and fees under the Loan and Security Agreement, dated as November 17, 2021 (as amended to date, the “Existing Loan Agreement”), by and among the Company, as borrower, certain of the Company’s subsidiaries party thereto as guarantors, the lenders party thereto and U.S. Bank National Association, as administrative agent and collateral agent (such repayment, the “Refinancing”), which Refinancing was funded with the proceeds of the Initial Term Loan and cash on hand. The Existing Loan Agreement was effectively terminated, and all guarantees and liens granted thereunder were released, on January 17, 2024 upon the consummation of the Refinancing.

Kyowa Kirin Exclusive License

On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein. In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the high-twenties percent on sales of infigratinib in Japan, with the potential to receive additional development and sales-based milestone payments.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2023, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BridgeBio Pharma, Inc., its subsidiaries and controlled entities (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 22, 2024

ITEM 9B. OTHER INFORMATION

On February 21, 2024, we, through BridgeBio Services, Inc. (the “Services Company”), entered into an amendment (the “Amendment”) to the employment agreement of Dr. Brian Stephenson, our Chief Financial Officer and Secretary. The Amendment provides the following: (i) in the event of a termination of his employment by the Services Company without “cause” or Dr. Stephenson’s resignation from employment with the Services Company for “good reason,” Dr. Stephenson will be entitled to the following severance payments and benefits: (a) a lump sum payment equal to 9 months of his then-current base salary; and (b) up to 9 months of COBRA reimbursements; and (ii) in the event of a termination of his employment by the Services Company without “cause” or Dr. Stephenson’s resignation from employment with the Services Company for “good reason” upon or within 12 months after a “sale event,” Dr. Stephenson will be entitled to the following severance payments and benefits: (a) a lump sum payment equal to 12 months of his then-current base salary; (b) his then annual target bonus; and (c) up to 12 months of COBRA reimbursements. In each case, Dr. Stephenson is entitled to receive such severance payments and benefits subject to his execution of an effective release of claims in favor of the Services Company. The terms “good reason,” “cause” and “sale event” are as defined in the Amendment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed herewith as Exhibit 10.39 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10‑K:
1.
Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Report of Independent Registered Public Accounting Firm	139
Consolidated Balance Sheets as of December 31, 2023 and 2022	142
Consolidated Statements of Operations for of the three years in the period ended December 31, 2023	143
Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2023	144
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2023	145
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023	146
Notes to Consolidated Financial Statements	148

2.
Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b)
Exhibits required by Item 601 of Regulation S‑K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, dated June 26, 2019.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	10-K	001-38959	4.3	February 25, 2022

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	January 29, 2021

4.8	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.9†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

10.1#	Amended and Restated 2021 Stock Option and Incentive Plan and forms of award agreements thereunder.	10-K	001-38959	10.1	February 25, 2022

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.1	November 4, 2021

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.7†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.8†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.9†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.10†	Exclusive Patent License Agreement, between The Frederick National Laboratory for Cancer Research, operated by Leidos Biomedical Research, Inc., under sponsorship from the National Cancer Institute, and TheRas, Inc., dated December 14, 2018.	S-1	333-231759	10.16	May 24, 2019

10.11†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.12#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.13#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.14#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.15#	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.16#†	Consulting Agreement between Frank McCormick and the Registrant, effective as of January 1, 2021.	10-K	001-38959	10.16	February 23, 2023

10.17#†	Amendment No. 1 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2022.	10-K	001-38959	10.17	February 23, 2023

10.18#†	Amendment No. 2 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2023.	10-K	001-38959	10.18	February 23, 2023

10.19	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.20	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.21†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.22#	BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan.	S-8	333-276393	99.1	January 5, 2024

10.23#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.3	August 3, 2023

10.24#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.4	August 3, 2023

10.25#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.5	August 3, 2023

10.26#	Amended and Restated Director Compensation Policy.	10-K	001-38959	10.30	February 25, 2022

10.27	Purchase Agreement, dated March 4, 2020, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several Initial Purchasers.	8-K	001-38959	10.1	March 6, 2020

10.28	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.29	Purchase Agreement, dated January 25, 2021, by and among BridgeBio Pharma, Inc. and J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several Initial Purchasers.	8-K	001-38959	10.1	January 26, 2021

10.30	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.31†	Letter Agreement, Amendment #1 thereto, and Amendments to License Agreement between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated May 4, 2018, August 7, 2018, September 10, 2020 and March 30, 2022, respectively.	—	—	—	Filed herewith

10.32†	License, Development and Commercialization Agreement, dated May 11, 2022, by and among the Registrant, Navire Pharma, Inc. and Bristol-Myers Squibb Company.	10-Q	001-38959	10.1	August 4, 2022

10.33	Equity Distribution Agreement dated May 4, 2023, by and among the Company and Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3ASR	333-271650	1.2	May 4, 2023

10.34#	Form of Restricted Stock Unit Award Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	10-Q	001-38959	10.6	August 3, 2023

10.35#	Form of Restricted Stock Award Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	10-Q	001-38959	10.7	August 3, 2023

10.36#	Form of Non-Qualified Stock Option Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan (2023 Form).	10-Q	001-38959	10.8	August 3, 2023

10.37#	Form of Non-Qualified Stock Option Agreement under 2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan for Board of Directors (2023 Form).	10-Q	001-38959	10.9	August 3, 2023

10.38†	Second Amendment, effective as of August 15, 2023, to the Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1, effective September 25, 2017.	10.-Q	001-38959	10.1	November 2, 2023

10.39#†	Amendment to Employment Agreement, between BridgeBio Services, Inc. and Brian Stephenson, dated February 21, 2024.	—	—	—	Filed herewith

19	Amended and Restated Insider Trading Policy.	—	—	—	Filed herewith

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

97	Compensation Clawback Policy.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: February 22, 2024	By:	/s/ Neil Kumar
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

Signature	Title	Date

/s/ Neil Kumar	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Neil Kumar, Ph.D.
/s/ Brian Stephenson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024
Brian Stephenson, Ph.D., CFA
/s/ Eric Aguiar	Director	February 22, 2024
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 22, 2024
Jennifer E. Cook

/s/ Douglas A. Dachille	Director	February 22, 2024
Douglas A. Dachille

/s/ Ronald J. Daniels	Director	February 22, 2024
Ronald J. Daniels

/s/ Andrea J. Ellis	Director	February 22, 2024
Andrea J. Ellis

/s/ Fred Hassan	Director	February 22, 2024
Fred Hassan

/s/ Charles Homcy	Director	February 22, 2024
Charles Homcy, M.D.

/s/ Andrew W. Lo	Director	February 22, 2024
Andrew W. Lo, Ph.D.

/s/ Frank P. McCormick	Director	February 22, 2024
Frank P. McCormick, Ph.D.

/s/ James C. Momtazee	Director	February 22, 2024
James C. Momtazee

/s/ Ali J. Satvat	Director	February 22, 2024
Ali J. Satvat

/s/ Randal W. Scott	Director	February 22, 2024
Randal W. Scott, Ph.D.

/s/ Hannah A. Valantine	Director	February 22, 2024
Hannah A. Valantine, M.D.