Form 10-Q
period 2024-03-31
BridgeBio Pharma, Inc.
filed 2024-05-02
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 25, 2024, the registrant had 187,129,260 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$475,222	$375,935
Marketable securities	44,469	—
Investments in equity securities	—	58,949
Receivables from licensing and collaboration agreements	235,494	1,751
Restricted cash	131	16,653
Prepaid expenses and other current assets	28,108	24,305
Total current assets	783,424	477,593
Property and equipment, net	11,414	11,816
Operating lease right-of-use assets	8,052	8,027
Intangible assets, net	25,721	26,319
Other assets	20,722	22,625
Total assets	$849,333	$546,380
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,728	$10,655
Accrued compensation and benefits	32,395	57,370
Accrued research and development liabilities	40,933	29,765
Operating lease liabilities, current portion	4,544	4,128
Deferred revenue, current portion	13,957	6,096
Accrued professional and other accrued liabilities	44,920	35,830
Total current liabilities	141,477	143,844
2029 Notes, net	737,392	736,905
2027 Notes, net	543,823	543,379
Term loan, net	434,717	446,445
Operating lease liabilities, net of current portion	8,297	8,981
Deferred revenue, net of current portion	19,890	3,727
Other long-term liabilities	595	5,634
Total liabilities	1,886,191	1,888,915
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	525	478
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 193,314,505 shares issued and 187,122,744 shares outstanding as of March 31, 2024, 181,274,712 shares issued and 175,082,951 shares outstanding as of December 31, 2023	193	181
Treasury stock, at cost; 6,191,761 shares as of March 31, 2024 and December 31, 2023	(275,000)	(275,000)
Additional paid-in capital	1,820,994	1,481,032
Accumulated other comprehensive income	2	31
Accumulated deficit	(2,595,717)	(2,560,501)
Total BridgeBio stockholders’ deficit	(1,049,528)	(1,354,257)
Noncontrolling interests	12,145	11,244
Total stockholders’ deficit	(1,037,383)	(1,343,013)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$849,333	$546,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$211,120	$1,826
Operating costs and expenses:
Cost of revenue	598	651
Research and development	140,972	92,861
Selling, general and administrative	65,807	31,108
Restructuring, impairment and related charges	3,400	3,369
Total operating costs and expenses	210,777	127,989
Income (loss) from operations	343	(126,163)
Other expense, net:
Interest income	4,075	4,153
Interest expense	(23,471)	(20,121)
Loss on extinguishment of debt	(26,590)	—
Other income (expense), net	9,483	(601)
Total other expense, net	(36,503)	(16,569)
Net loss	(36,160)	(142,732)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	944	2,576
Net loss attributable to common stockholders of BridgeBio	$(35,216)	$(140,156)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.20)	$(0.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	178,705,310	152,645,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(36,160)	$(142,732)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(29)	316
Comprehensive loss	(36,189)	(142,416)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	944	2,576
Comprehensive loss attributable to common stockholders of BridgeBio	$(35,245)	$(139,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2023 (2)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of RSU shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	$525	187,122,744	$193	6,191,761	$(275,000)	$1,820,994	$2	$(2,595,717)	$(1,049,528)	$12,145	$(1,037,383)

	Three Months Ended March 31, 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of RSU shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under public offerings, net	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of PellePharm	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	$(204)	160,435,238	$167	6,191,761	$(275,000)	$1,106,635	$(12)	$(2,057,455)	$(1,225,665)	$12,256	$(1,213,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2023 and 2022 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(36,160)	$(142,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	26,590	—
Stock-based compensation	17,057	21,907
Accretion of debt	2,015	2,338
Depreciation and amortization	1,596	1,633
Noncash lease expense	1,069	1,032
Accrual of payment-in-kind interest on term loan	—	3,339
Loss on deconsolidation of PellePharm	—	1,241
Gain from investment in equity securities, net	(8,136)	(964)
Other noncash adjustments	1,631	(314)
Changes in operating assets and liabilities:
Receivables from licensing and collaboration agreements	(233,743)	6,318
Prepaid expenses and other current assets	(3,345)	(3,542)
Other assets	444	(483)
Accounts payable	(5,927)	(3,800)
Accrued compensation and benefits	(14,969)	(18,369)
Accrued research and development liabilities	11,168	(2,556)
Operating lease liabilities	(1,595)	(1,250)
Deferred revenue	24,024	(1,748)
Accrued professional and other liabilities	(1,256)	(6,372)
Net cash used in operating activities	(219,537)	(144,322)
Investing activities:
Purchases of marketable securities	(44,395)	—
Maturities of marketable securities	—	18,000
Purchases of investments in equity securities	(20,271)	(47,474)
Proceeds from sales of investments in equity securities	63,229	42,287
Proceeds from special cash dividends received from investments in equity securities	25,682	—
Payment for an intangible asset	(797)	—
Purchases of property and equipment	(695)	(12)
Decrease in cash and cash equivalents resulting from deconsolidation of PellePharm	—	(503)
Net cash provided by investing activities	22,753	12,298
Financing activities:
Proceeds from term loan under Financing Agreement	450,000	—
Issuance costs and discounts associated with term loan under Financing Agreement	(12,254)	—
Repayment of term loan under Loan and Security Agreement	(473,417)	—
Proceeds from issuance of common stock through public offerings, net	315,254	143,016
Proceeds from BridgeBio common stock issuances under ESPP	2,364	1,809
Proceeds from stock option exercises, net of repurchases	537	193
Repurchase of RSU shares to satisfy tax withholding	(2,936)	(512)
Other financing activities	—	5,743
Net cash provided by financing activities	279,548	150,249
Net increase in cash, cash equivalents and restricted cash	82,764	18,225
Cash, cash equivalents and restricted cash at beginning of period	394,732	416,884
Cash, cash equivalents and restricted cash at end of period	$477,496	$435,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,315	$22,059
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid issuance costs associated with term loan under Financing Agreement	$3,732	$—
Unpaid public offering issuance costs	$513	$—
Deferred and unpaid issuance costs recorded to "Accrued professional and other accrued liabilities"	$458	$—
Unpaid property and equipment	$70	$96
Transfers to noncontrolling interests	$(1,857)	$(2,843)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$475,222	$407,368
Restricted cash	131	25,503
Restricted cash — Included in “Other assets”	2,143	2,238
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$477,496	$435,109

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim periods.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and U.S. treasury bills.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our marketable securities consist of high investment grade fixed income securities that are primarily invested in U.S. treasury bills. We classify our marketable securities as available-for-sale securities and report them at fair value in “Cash and cash equivalents” or “Marketable securities” on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in “Interest income” on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown on the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$475,222	$375,935
Restricted cash	131	16,653
Restricted cash, non-current — included in “Other assets”	2,143	2,144
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$477,496	$394,732

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established historically in connection with the Company’s Loan and Security Agreement that is described in Note 9. As of December 31, 2023, the use of such non-interest-bearing cash was restricted per the terms of the underlying amended Loan and Security Agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. As of December 31, 2023, restricted cash related to this agreement was $16.5 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheet. Upon the termination of the Loan and Security Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details), the non-interest-bearing cash was no longer restricted and was reclassified to “Cash and cash equivalents” on the condensed consolidated balance sheets.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of March 31, 2024, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2023, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities consisted of the following balances:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued professional services	$21,405	$7,412
Accrued interest	3,866	17,761
Milestone liability	8,772	6,000
Other accrued liabilities	10,877	4,657
Accrued professional and other accrued liabilities	$44,920	$35,830

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, receivables from license and collaboration agreements, and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced or recorded any credit losses associated with its balances as of March 31, 2024 and December 31, 2023, and for the three months ended March, 31, 2024 and 2023.

The Company is subject to credit risk from its receivables from license and collaboration agreements. The majority of the Company’s receivables from license and collaboration agreements as of March 31, 2024, are primarily from exclusive licenses with large international pharmaceutical companies, all of which have high credit ratings. The Company has not experienced any material losses related to receivables from individual customers or groups of customers. The Company does not require collateral. Receivables from license and collaboration agreements are recorded net of allowance for credit losses, if any.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
allowance for credit losses,
•
accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
accruals for performance-based milestone compensation arrangements,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606, Revenue from Contracts with Customers,
•
the expected recoverability and estimated useful lives of our long-lived assets, and
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$109,834	$109,834	$—	$—
Treasury bills	334,333	—	334,333	—
Total cash equivalents	444,167	109,834	334,333	—
Marketable securities:
Treasury bills	44,469	—	44,469	—
Total marketable securities	44,469	—	44,469	—
Total financial assets	$488,636	$109,834	$378,802	$—
Liability
Embedded derivative	$1,665	$—	$—	$1,665

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$13,530	$13,530	$—	$—
Treasury bills	256,067	—	256,067	—
Total cash equivalents	269,597	13,530	256,067	—
Investments in equity securities	58,949	58,949	—	—
LianBio Warrant	1,554	1,554	—	—
Total financial assets	$330,100	$74,033	$256,067	$—
Liability
Embedded derivative	$1,665	$—	$—	$1,665

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

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities, which only consisted of an investment in LianBio, had an aggregate fair value of nil as of March 31, 2024 (refer to Note 6). Our investments in equity securities had an aggregate fair value of $58.9 million as of December 31, 2023, which included an investment in LianBio with a fair value of $22.4 million.

Total realized and unrealized gains and losses associated with investments in equity securities during the periods presented consisted of the following:

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net realized gains recognized on investments in equity securities sold	$8,136	$7,158
Net unrealized losses recognized on investments in equity securities held as of the end of the period	—	(6,194)
Total net gains included in “Other income (expense), net”	$8,136	$964

LianBio Warrant

As of December 31, 2023 our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, refer to Note 6). We had classified the LianBio Warrant, which pertains to an equity security of a publicly held company, within Level 1 as the fair value of this equity security is derived from observable inputs such as quoted prices in an active market. In February 2024, we fully exercised the LianBio Warrant and purchased 347,569 shares of LianBio common stock for an immaterial amount.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, refer to Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of March 31, 2024, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $619.7 million and $585.5 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes was $638.7 million and $695.8 million, respectively, based on their market prices on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (refer to Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan under the Financing Agreement (as defined in Note 9 below) as of March 31, 2024 was $465.3 million and under the Loan Agreement (as defined in Note 9 below) as of December 31, 2023 was $389.1 million.

4.
Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and U.S. treasury bills. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$109,834	$—	$—	$109,834
Treasury bills	334,332	1	—	334,333
Total cash equivalents	$444,166	$1	$—	$444,167
Marketable securities:
Treasury bills	44,468	1	—	44,469
Total marketable securities	44,468	1	—	44,469
Total cash equivalents and marketable securities	$488,634	$2	$—	$488,636

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

5.
Noncontrolling Interests

As of March 31, 2024 and December 31, 2023, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three months ended March 31, 2024 and 2023, the adjustments in the aggregate amounted to $(1.9) million and $(2.8) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Other Equity Investments

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, pursuant to which BBP LLC received equity in LianBio (the “LianBio Exclusivity Agreement”). We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three months ended March 31, 2024 and 2023, we recorded an unrealized gain of nil and $1.6 million, respectively, for the ongoing mark-to-market adjustments of the investment (refer to Note 3).

As of December 31, 2023, QED also held warrants which entitled QED to purchase 347,569 shares of LianBio. The LianBio Warrant was measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” in our condensed consolidated balance sheets, had a fair value of $1.6 million as of December 31, 2023.

In February 2024, QED exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. As of March 31, 2024, the Company held 5,350,361 shares of LianBio common stock. In March 2024, we received net proceeds of $25.7 million as special cash dividends and recognized net realized gains of $1.8 million from our investment in LianBio equity securities.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As part of the ABC proceedings, PellePharm’s board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, during the three months ended March 31, 2023, BridgeBio deconsolidated PellePharm and recognized a loss of $1.2 million which is presented as part of “Other income (expense), net” on the condensed consolidated statements of operations for the three months ended March 31, 2023.

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	March 31, 2024		December 31, 2023
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	10.7 years	$32,500	11.0 years	$32,500
Less: accumulated amortization		(6,779)		(6,181)
Total		$25,721		$26,319

Amortization expense, recorded as part of “Cost of revenue” for the three months ended March 31, 2024 and 2023, was $0.6 million and $0.6 million, respectively. Future amortization expense is $1.8 million for the remainder of 2024, $2.4 million for each of the years from 2025 to 2028 and $14.3 million thereafter.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

straight-line basis. In addition, under the Asset Purchase Agreement, Origin could be required to pay up to $17.0 million in sales-based milestone payments and royalties of up to low double-digit percentages on net sales.

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc. (“Sentynl”), in March 2022, or the Origin-Sentynl APA (refer to Note 11), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While a request to withdraw the NDA for TRUSELTIQTM was submitted in May 2023, and all clinical investigations under the associated IND were discontinued, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. In March 2024, QED and FMI entered into a settlement agreement for QED to pay the remaining $9.6 million payable over 12 equal monthly installments of $0.8 million beginning in March 2024. As of March 31, 2024, the amount due to FMI is presented in our condensed consolidated balance sheets as $8.8 million in “Accrued professional and other accrued liabilities.” As of December 31, 2023, the amount due to FMI is presented in our condensed consolidated balance sheets as $6.0 million in “Accrued professional and other accrued liabilities” and $5.0 million in “Other long-term liabilities,” respectively.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of March 31, 2024.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$9,306	$479
Stock (2)	49,717	8,941
Cash or stock at our sole discretion	127,252	2,717
Total	$186,275	$12,137

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2024 and December 31, 2023, there were no material amounts accrued related to termination charges (refer to Note 16).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on March 31, 2024, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	March 31, 2024		December 31, 2023
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(10,108)	(6,177)	(10,595)	(6,621)
Net carrying amount	$737,392	$543,823	$736,905	$543,379

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended March 31, 2024
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	487	444	931
Total interest and amortization expense	$4,692	$3,882	$8,574

Effective interest rate	2.6%	2.8%

	Three Months Ended March 31, 2023
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	475	431	906
Total interest and amortization expense	$4,680	$3,869	$8,549

Effective interest rate	2.6%	2.8%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of March 31, 2024 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2024	$8,409	$6,875	$15,284
Year ending December 31:
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
2028	16,819	—	16,819
Thereafter	755,909	—	755,909
Total future payments	831,594	591,250	1,422,844
Less amounts representing interest	(84,094)	(41,250)	(125,344)
Total principal amount	$747,500	$550,000	$1,297,500

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

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market, or Nasdaq, on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as “Treasury stock.”

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Term Loan, net

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement,” and as amended by the First Amendment (as defined below) and the Second Amendment (as defined below), the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (ii) certain lenders (the “Lenders”), (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors (the “Guarantors”). In May 2022, we entered into the First Amendment to the Loan Agreement (the “First Amendment”) and in November 2022, we entered into the Second Amendment to the Loan Agreement (the “Second Amendment”), as further described below. In January 2024, we fully repaid the term loan under the Loan Agreement as further described below.

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

At the Lenders’ election, we are also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events are referred to as prepayment events), which could be 50.0% or 75.0% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In May 2022, we entered into the First Amendment, which, among other things:

•
permitted the sale of our priority review voucher (“PRV”, refer to Note 12) and, generally, future dispositions of other PRVs;
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

Pursuant to the terms of the Loan Agreement, we exercised our option to convert $3.3 million of accrued interest into principal via PIK for the three months ended March 31, 2023.

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

The balances of our borrowing under the Amended Loan Agreement consisted of the following:

December 31, 2023
(in thousands)
Principal value of term loan	$429,916
PIK added to principal	25,531
Debt discount, issuance costs and exit fee accretion	(9,002)
Term loan, net	$446,445

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2024 and 2023, we recognized interest expense related to the Amended Loan Agreement of $3.0 million and $11.4 million, respectively, of which $0.4 million and $1.4 million, respectively, relates to amortization of debt discount and issuance costs. As of December 31, 2023, interest payable under the Amended Loan Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $6.7 million.

On January 17, 2024, the Company fully repaid the Amended Loan Agreement for $475.8 million, which consisted of $455.4 million for the outstanding principal, $9.1 million for the prepayment fee, $8.6 million for the exit cost, $2.4 million in accrued interest and $0.3 million for transaction-related fees using the proceeds from the Financing Agreement and cash on hand, and recognized a loss on extinguishment of debt of $26.6 million.

Financing Agreement

On January 17, 2024, the Company and each of the guarantors entered into a Financing Agreement, which was amended on February 12, 2024 (the “Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”).

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

The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. The mandatory prepayment events include permitted asset sales transactions (which include any sale, lease, assignment, conveyance, transfer, license or exchange of property) that occur prior to the date the FDA approves a first NDA for acoramidis, which would require the Company to deposit 75% of net cash received from such transactions into an escrow account controlled by the Administrative Agent, and the Company may also be subject to a specified disposition fee per transaction for certain asset sale transactions. In certain instances and during certain time periods, prepayments will be subject to customary prepayment fees. The amount of any prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

whole amount. We have entered into asset sales transactions that occurred during the three months ended March 31, 2024 for the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, for which the Company will deposit 75% of the proceeds, net of certain permitted costs, upon receipt of the upfront payments from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, into the escrow account. Refer to Note 11 for further details regarding the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

The Financing Agreement contains affirmative covenants and negative covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Such covenants, among other items, limit the Company’s and its subsidiaries’ ability to (i) incur additional permitted indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its and their assets, grant liens and license or permit other encumbrances on its and their assets, (iv) fundamentally alter the nature of their businesses and (v) enter into certain transactions with affiliates. The Company and the Guarantors are also required to maintain a minimum qualified cash balance of $70.0 million at all times. The Company and its subsidiaries are permitted to license their intellectual property, dispose of other assets and enter into monetization and royalty transactions, in each case, subject to satisfaction of certain terms and conditions. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Financing Agreement.

We received net proceeds from the Initial Term Loan of $437.7 million, after deducting debt discount and issuance costs of $12.3 million. Additionally, unpaid issuance costs as of March 31, 2024 were $3.7 million, and once paid, will further reduce the net proceeds to $434.0 million.

The balances of our borrowing under the Financing Agreement consisted of the following:

March 31, 2024
(in thousands)
Principal value of term loan	$450,000
Debt discount, issuance costs and exit fee accretion	(15,283)
Term loan, net	$434,717

For the three months ended March 31, 2024, we recognized interest expense related to the Financing Agreement of $11.9 million, of which $0.7 million relates to amortization of debt discount and issuance costs. As of March 31, 2024, interest payable under the Financing Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $0.4 million.

Future minimum payments under the Financing Agreement as of March 31, 2024 are as follows:

Amount
(in thousands)
Remainder of 2024	$41,906
Year Ending December 31:
2025	55,021
2026	55,021
2027	120,442
2028	426,886
Total future payments	699,276
Less amounts representing interest	(249,276)
Total principal amount of term loan payments	$450,000

The amounts in the table above do not take into account any changes due to mandatory payments under the terms of the Financing Agreement.

10.
Funding Agreement

On January 17, 2024, the Company and its subsidiaries, Eidos Therapeutics, Inc., BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2024, the Company has not received proceeds under the Funding Agreement. As of March 31, 2024, we recognized deferred issuance costs of $5.8 million in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

11.
License and Collaboration Agreements

Bayer Exclusive License

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V., (collectively the “Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member and extension states of the European Patent Organization (the “Licensed Territory”).

Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Agreement.

Unless earlier terminated, the Bayer Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Bayer for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the Agreement in the event of a material breach or insolvency of the other party or in the event merger control proceedings are started and clearances are not obtained. Additionally, Bayer may terminate the Bayer Agreement for convenience upon at least 270 days’

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

prior written notice, and the Seller Parties may terminate the Agreement in the event Bayer ceases exploitation of acoramidis under certain circumstances or challenges the validity or enforceability of the Seller Parties’ patent rights.

We determined that the Bayer Agreement falls within the scope of ASC 606 as Bayer is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize acoramidis in the Licensed Territory and the related know-how; and
•
research and development services to conduct ongoing clinical trials.

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by Bayer without the development services. Similarly, those services provide a distinct benefit to Bayer within the context of the contract, separate from the license, as the services could be provided by Bayer or another third party without our assistance.

We determined the initial transaction price at inception of the Bayer Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of March 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price of $135.0 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•
$130.5 million for the upfront transfer of the license; and
•
$4.5 million for the research and development services to conduct the ongoing clinical trials.

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

We recognized revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to Bayer. The transfer of the rights and control of the license occurred in March 2024, thus we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028.

Our condensed consolidated balance sheet as of March 31, 2024 includes a receivable from licensing and collaboration agreements of $135.0 million related to the upfront license fee. During the three months ended March 31, 2024, we recognized license revenue of $130.5 million under the Bayer Agreement. Our condensed consolidated balance sheet as of March 31, 2024 includes a deferred revenue balance of $4.5 million ($1.4 million presented as “Deferred revenue, current portion” and $3.1 million included in “Deferred revenue, net of current portion”) related to our research and development services obligations.

In addition, under the terms of the Financing Agreement, the Bayer Agreement represents an asset sale transaction that requires the Company to deposit 75% of net proceeds received from the transaction into an escrow account to be controlled by the Administrative Agent. The Company expects to deposit 75% of proceeds, net of certain permitted costs, into the escrow account upon receipt of the $135.0 million from Bayer. Refer to Note 9 for further details regarding the Financing Agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kyowa Kirin Exclusive License

On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC Agreement”). In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

Unless earlier terminated, the KKC Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Kyowa Kirin for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the KKC Agreement in the event of a material breach or insolvency of the other party. Additionally, Kyowa Kirin may terminate the KKC Agreement for convenience upon at least 180 days’ prior written notice, and QED may terminate the KKC Agreement in the event Kyowa Kirin ceases exploitation of infigratinib under certain circumstances or challenges the validity or enforceability of Kyowa Kirin’s patent rights.

We determined that the KKC Agreement falls within the scope of ASC 606 as Kyowa Kirin is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize infigratinib for achondroplasia, hypochondroplasia and other skeletal dysplasias in Japan and the related know-how; and
•
research and development services to conduct ongoing clinical trials.

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by Kyowa Kirin without any development activities. Similarly, those services provide a distinct benefit to Kyowa Kirin within the context of the contract, separate from the license, as the services could be provided by Kyowa Kirin or another third party without our assistance.

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of March 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price of $100.0 million based on the SSP of each of the performance obligations as follows:

•
$69.1 million for the upfront transfer of the license; and
•
$30.9 million for research and development services to conduct the ongoing clinical trials.

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

We recognized revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to KKC. The transfer of the rights and control of the license occurred in February 2024, thus we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the development services to extend through 2029. We have recognized $1.6 million of revenue relating to this performance obligation during the three months ended March 31, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our condensed consolidated balance sheet as of March 31, 2024 includes an unbilled receivable from licensing and collaboration agreements of $100.0 million related to the upfront license fee. During the three months ended March 31, 2024, we recognized license revenue of $70.7 million under the KKC Agreement. Our condensed consolidated balance sheet as of March 31, 2024 includes a deferred revenue balance of $29.3 million ($12.5 million presented as “Deferred revenue, current portion” and $16.8 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

In addition, under the terms of the Financing Agreement, the KKC Agreement represents an asset sale transaction that requires the Company to deposit 75% of net proceeds received from the transaction into an escrow account to be controlled by the Administrative Agent. The Company expects to deposit 75% of the proceeds, net of certain permitted costs, into the escrow account upon receipt of the $100.0 million from KKC. Refer to Note 9 for further details regarding the Financing Agreement.

License, Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire, entered into an exclusive license, development and commercialization agreement with BMS (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Additionally, Navire is eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Navire will retain the option to acquire higher royalties in the United States in connection with funding a portion of development costs upon the initiation of registrational studies. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development” in our condensed consolidated statement of operations.

We determined that the Navire-BMS License Agreement falls within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•
research and development services to complete the Phase 1 Trials for BBP-398.

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the supply of clinical quantities of the licensed product. Navire has supplied insignificant amounts to BMS as part of the clinical supply agreement for the three months ended March 31, 2024 and 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of March 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price of $90.0 million based on the SSP of each of the performance obligations as follows:

•
$70.2 million for the upfront transfer of the license; and
•
$19.8 million for research and development services to complete the Phase 1 Trials of BBP-398.

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
•
We are recognizing revenue related to the research and development services to complete the Phase 1 Trials for BBP-398 over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. In March 2024, we received written notice from BMS that they are terminating the Navire-BMS License Agreement effective June 2024. As a result of their election to terminate, the research and development services performance obligation is complete and there are no remaining performance obligations. As such, the remaining revenue allocated to this performance obligation was recognized during the three months ended March 31, 2024. Revenue recognized related to this performance obligation for the three months ended March 31, 2024 and 2023, was $9.9 million and $1.7 million, respectively.

Due to the termination of the Navire-BMS License Agreement, any future royalty payments pursuant to this agreement are no longer achievable, however we may in the future be eligible to receive earned payments for achieving any milestones while closing out the remaining services. For the three months ended March 31, 2024 and 2023, we have recognized $9.9 million and $1.7 million in revenue, respectively, relating to the Navire-BMS Agreement. As of March 31, 2024, there are no remaining balances in deferred revenue within our condensed consolidated balance sheet. Our condensed consolidated balance sheet as of December 31, 2023 includes a deferred revenue balance of $9.9 million ($6.1 million presented as “Deferred revenue, current portion” and $3.8 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Effective December 21, 2022, QED and Helsinn (the “Helsinn Parties”), entered into a Mutual Termination Agreement (“MTA”), which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued the distribution of TRUSELTIQTM and requested a withdrawal of the NDA in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the lower of the first $11.0 million of costs, or QED’s obligation to FMI, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan were substantially completed in 2023.

In accordance with the MTA, outstanding obligations of $31.3 million ($18.8 million relating to contracted research and development and commercial activities and $12.5 million relating to the reimbursement of QED’s obligation to FMI) under the Amended QED-Helsinn License and Collaboration Agreement related to the contracted services during the transitional period became due. As of March 31, 2024, all payments have been received. In March 2024, QED reduced its obligation to FMI to $9.6 million and therefore, pursuant to the MTA, QED’s responsibility for close-out activities was lowered to this amount and Helsinn’s reimbursement of QED’s obligation to FMI was reduced from $11.0 million to $9.6 million. As a result of the reduced FMI obligation, Helsinn is required to share evenly an additional $1.4 million of close-out costs and QED is required to reimburse Helsinn $1.4 million relating to the FMI obligation, resulting in a net payable position to Helsinn from QED of $0.7 million. For the three months ended March 31, 2024 and 2023, QED has incurred $0.3 million and $3.6 million of close-out costs, respectively, of which $0.3 million and $2.4 million are subject to 50% reimbursement from Helsinn, respectively. As of March 31, 2024, there is no outstanding receivable balance due from Helsinn. As of December 31, 2023, the outstanding receivable due from Helsinn was $0.6 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets. Close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” for the three months ended March 31, 2024 and 2023, respectively, within our condensed consolidated statement of operations (refer to Note 16).

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized Helsinn’s share of research and development expenses of $0.1 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively, as a reduction to restructuring, impairment and related charges.

License Agreement with LianBio

Navire

In August 2020, Navire entered into an exclusive license agreement with LianBio (“the Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398, or BBP-398, for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In consideration for the rights granted to LianBio, we received a nonrefundable $8.0 million upfront payment, which we recognized as license revenue in 2020. We will also have the right to receive future development and sales milestone payments of up to $382.1 million, and tiered royalty payments from single-digit to low-teens on net sales of the product in licensed territories. We recognized $8.5 million in license revenue, representing a regulatory milestone payment in 2021.

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the three months ended March 31, 2024 and 2023, we have not provided any clinical supply to LianBio.

QED

In October 2019, QED entered into an exclusive license agreement with LianBio (the “QED-LianBio License Agreement”). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is eligible to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (refer to Note 6).

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we will enter into clinical and commercial supply agreements for the licensed territory. We determined that LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in November 2021. QED has not provided any clinical supplies to LianBio during the three months ended March 31, 2024 and 2023.

License Agreement with Alexion

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc., or together Alexion (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and is eligible to receive $30.0 million in regulatory milestone payments and royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into market.

Eidos also entered into a stock purchase agreement with Alexion, under which Eidos sold to Alexion 556,173 shares of Eidos common stock at a price per share of $44.95, for an aggregate purchase price of approximately $25.0 million. The excess of the purchase price over the value of the Eidos shares, determined based on the closing price of a share of Eidos’ common stock of $41.91

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

as reported on Nasdaq as of the date of execution, was $1.7 million and recognized in revenue as part of the upfront payment as discussed below.

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos has supplied insignificant amounts to Alexion as part of the clinical supply agreement during the three months ended March 31, 2024 and 2023, respectively, and has recorded such amounts within “Revenue” in our condensed consolidated statements of operations.

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of March 31, 2024 and December 31, 2023, the Company had unbilled receivables of $100.4 million and $0.9 million, respectively, of which 99.6% and 61.9%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of March 31, 2024 and December 31, 2023 are $235.5 million and $1.8 million, respectively, and are presented as “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivables from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of March 31, 2024 and December 31, 2023, the Company did not have an allowance for credit losses.

12.
In-licensing and Other Research and Development Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University Stanford University, or Stanford University, relating to Eidos’ drug discovery and development initiatives. Under this agreement and its amendments, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the three months ended March 31, 2024, we incurred and accrued $8.1 million of licensing fees due to Stanford University related to the Company entering into an exclusive license agreement with Bayer. For the three months ended March 31, 2023, the licensing fees incurred were not material.

Leidos Biomedical Research License and Cooperative Research and Development Agreements

In March 2017, TheRas, Inc. (“TheRas”) entered into a cooperative research and development agreement, or Leidos CRADA, with Leidos Biomedical Research, Inc., or Leidos. In December 2018, TheRas and Leidos entered into a license agreement, or Initial Leidos License, under which TheRas was granted certain worldwide exclusive licenses to use the licensed compounds. The Leidos Agreements are related to TheRas’ drug discovery and development initiatives. The Initial Leidos License was terminated in 2021. TheRas and Leidos entered into three subsequent license agreements (“Additional Leidos Licenses”), two in August 2022 related to (i)

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

KRAS G12C inhibitor and (ii) P13Ka breaker compounds, and one in December 2023 related to the PanKRAS inhibitor. The Leidos CRADA, Initial Leidos License, and Additional Leidos Licenses are also referred to herein as the Leidos Agreements. For the three months ended March 31, 2024 and 2023, the research and development expenses were $1.6 million and $0.5 million, respectively, in connection with the Leidos Agreements. Refer to Note 19 for subsequent event disclosure.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the three months ended March 31, 2024 and 2023, the research and development expenses QED recognized were not material in connection with this agreement.

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

For the three months ended March 31, 2024, $0.5 million in research and development expenses was incurred, which was net of $0.6 million in cost sharing credits received in connection with the Resilience Agreements.

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

The components of lease cost are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Straight line operating lease costs	$1,069	$1,032
Finance lease costs	101	108
Variable lease costs	2,013	1,718
Total lease cost	$3,183	$2,858

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,595	$1,250
Operating cash flows for finance lease	111	108
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,224	828

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	4.1	5.1
Finance lease	1.8	2.8
Weighted-average discount rate
Operating leases	6.28%	6.18%
Finance lease	6.62%	6.62%

As of March 31, 2024, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2024	$3,864
Year ending December 31:
2025	5,070
2026	2,280
2027	463
2028	463
Thereafter	2,203
Total future minimum lease payments	14,343
Imputed interest	(1,502)
Total	$12,841

Reported as of March 31, 2024
Operating lease liabilities, current portion	$4,544
Operating lease liabilities, net of current portion	8,297
Total operating lease liabilities	$12,841

The impairment loss recognized was not material for the three months ended March 31, 2024. No impairment loss was recognized during the three months ended March 31, 2023.

14.
Public Offerings

2023 Follow-on Offering

In March 2023, we entered into an Underwriting Agreement (the “2023 Follow-on Agreement”) with Goldman Sachs & Co. LLC, Evercore Group L.L.C., Morgan Stanley & Co. LLC and KKR Capital Markets LLC (“KCM”), as representatives of several underwriters (collectively, the “Underwriters”), relating to an underwritten public offering (the “2023 Follow-on offering”) of

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8,823,530 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a public offering price of $17.00 per share. The Company also granted the Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of Common Stock. The Company paid the Underwriters a commission of 4.3% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. The Underwriters included KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of 0.315% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. In March 2023, 8,823,530 shares were issued under the 2023 Follow-on Agreement, for net proceeds of $143.0 million, after deducting underwriting fees and commissions of $6.5 million (of which $0.5 million related to commissions paid to KCM) and offering costs of $0.5 million. In April 2023, the Underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the three months ended March 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of March 31, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

2024 Follow-on Offering

In March 2024, we entered into an Underwriting Agreement (the “2024 Follow-on Agreement”) with J.P. Morgan Securities LLC, Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of several underwriters (collectively, the “2024 Underwriters”), relating to an underwritten public offering (the “2024 Follow-on offering”) of 8,620,690 shares of the Company’s common stock, $0.001 par value per share, at a public offering price of $29.00 per share. The Company also granted the 2024 Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,293,103 shares of Common Stock, which the 2024 Underwriters exercised in full on the closing of the 2024 Follow-on offering. The Company paid the Underwriters a commission of 3.6% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. In March 2024, 9,913,793 shares (including the 1,293,103 shares issued upon exercise of the 2024 Underwriters’ option to purchase additional shares) were issued under the 2024 Follow-on Agreement, for net proceeds of $277.1 million, after deducting underwriting fees and commissions of $10.3 million and offering costs of $0.1 million. Additionally, unpaid issuance costs as of March 31, 2024 are $0.5 million, and once paid will further reduce the net proceeds from the 2024 Follow-on Offering to $276.6 million.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2024
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$12,742	$37	$12,779
Selling, general and administrative	16,071	—	16,071
Total stock-based compensation	$28,813	$37	$28,850

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
	(in thousands)
Research and development	$11,737	$42	$11,779
Selling, general and administrative	11,698	—	11,698
Total stock-based compensation	$23,435	$42	$23,477

We recorded $11.8 million and $1.6 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. As of March 31, 2024, 3,621,159 shares and 1,694,117 shares were reserved for future issuances under our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

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

For the three months ended March 31, 2024 and 2023 we recognized $0.2 million and $1.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2024 and 2023, respectively. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of March 31, 2024.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three months ended March 31, 2024 and 2023, we recognized $1.9 million and $1.0 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2024 and 2023, respectively. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of March 31, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2024:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023		12,332,442
Regular equity program	10,793,862		$25.69	7.1	$178,594
Eidos Awards Exchange	1,221,942		$14.60	4.7	$31,580
Exchange Program	316,638		$2.19	5.3	$12,105
Granted		60,582
Regular equity program	60,582		$28.70
Exercised		(31,492)
Regular equity program	(7,735)		$12.63
Eidos Awards Exchange	(23,757)		$18.53
Cancelled		(969)
Eidos Awards Exchange	(969)		$63.38
Outstanding as of March 31, 2024		12,360,563
Regular equity program	10,846,709		$25.71	6.9	$102,546
Eidos Awards Exchange	1,197,216		$14.48	4.4	$19,837
Exchange Program	316,638		$2.19	5.1	$9,171
Exercisable as of March 31, 2024		9,067,246
Regular equity program	7,571,271		$27.44	6.3	$59,188
Eidos Awards Exchange	1,181,757		$14.35	4.4	$19,744
Exchange Program	314,218		$2.18	5.1	$9,104

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 was $22.15.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2024 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2024 was $0.6 million.

For the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense of $6.3 million and $6.9 million, respectively, related to stock options under the Plans. As of March 31, 2024, there was $31.0 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2024:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	8,942,813	$16.27
Granted	3,518,261	$28.39
Vested	(1,010,031)	$15.49
Cancelled	(139,762)	$23.90
Balance as of March 31, 2024	11,311,281	$20.02

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2024 and 2023 we recognized stock-based compensation expense of $16.8 million and $12.3 million, respectively, related to RSUs under the Plans. As of March 31, 2024, there was $215.6 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 3.1 years.

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

As of March 31, 2024, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For three months ended March 31, 2024, we recognized $2.4 million stock-based compensation expense related to market-based RSU awards. As of March 31, 2024, there was $7.6 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the three months ended March 31, 2024:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	85,453	$7.27
Granted — Exchange Program	8,057	$38.74
Vested — Exchange Program	(8,057)	$38.74
Vested — Regular equity program	(85,453)	$7.27
Balance as of March 31, 2024	—	$—

For the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Exchange Program	$312	$3,605
Other RSAs	621	1,026
Total stock-based compensation expense	$933	$4,631

As of March 31, 2024, there was no unrecognized compensation cost related to RSAs under the Plans. The balance of unvested RSAs as of December 31, 2023 is included as outstanding shares disclosed on the condensed consolidated balance sheets as the shares were issued but were subject to forfeiture per the terms of the awards.

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

For the three months ended March 31, 2024 and 2023, stock-based compensation expense related to our ESPP was $0.6 million and $0.5 million, respectively. As of March 31, 2024, 3,462,568 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the three months ended March 31, 2024, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.03	0.50
Expected volatility	92.0%	55.8% - 122.1%
Risk-free interest rate	4.2%	5.3% - 5.5%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$22.15	$14.14

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

In March 2024, upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $12.0 million to $16.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Restructuring, impairment and related charges” included in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Long-lived assets impairments and write-offs	$271	$—
Severance and employee-related costs	1,965	143
Winding down, exit and other related costs	1,164	3,226
Total	$3,400	$3,369

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$55	$6,826
Restructuring, impairment and related charges	3,400	3,369
Cash payments	(934)	(8,905)
Noncash activities	(271)	—
Ending balance	$2,250	$1,290

Restructuring liabilities are presented in our condensed consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Accounts payable	$—	$48
Accrued compensation and benefits	1,327	—
Accrued research and development liabilities	715	7
Accrued professional and other accrued liabilities	208	—
Total	$2,250	$55

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2024 and 2023.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three months ended March 31, 2024 and 2023, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following table summarizes the common stock equivalents that were anti-dilutive:

	As of March 31,
	2024	2023
Unvested RSAs	—	507,167
Unvested RSUs	11,311,281	10,878,865
Unvested performance-based RSUs	3,326	7,875
Unvested market-based RSUs	375,000	—
Common stock options issued and outstanding	12,360,563	12,262,353
Estimated shares issuable under performance-based milestone compensation arrangements	5,953,788	10,845,633
Estimated shares issuable under the ESPP	40,314	42,898
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	50,625,565	55,126,084

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

19.
Subsequent Event

On April 30, 2024, the Company completed a $200.0 million private financing with external investors of TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (BBOT), to accelerate the development of its oncology portfolio. The Company is still evaluating the financial impact of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We have incurred significant operating losses since our inception. For the three months ended March 31, 2024 and 2023, we incurred net losses of $36.2 million and $142.7 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. We expect to continue to incur operating and net losses for at least the next several years.

On April 30, 2024, the Company completed a $200.0 million private financing with external investors of TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (BBOT), to accelerate the development of its oncology portfolio.

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (“AG10”) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (“KKC Agreement”). In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

On January 17, 2024, the Company and each of the guarantors entered into a Financing Agreement, which was amended on February 12, 2024 (the “Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). Pursuant to the terms and conditions of the Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after January 17, 2024. Refer to “Liquidity and Capital Resources” section for additional details regarding this agreement.

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”), which under certain conditions may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty). As of March 31, 2024, the Company has not received proceeds under the Funding Agreement. Refer to “Liquidity and Capital Resources” section for additional details regarding this agreement.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. In March 2024, upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $12.0 million to $16.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings. During the three months ended March 31, 2024 and 2023, our restructuring, impairment and related charges amounted to $3.4 million and $3.4 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$211,120	$1,826
Cost of revenue	598	651
Research and development	140,972	92,861
Selling, general and administrative	65,807	31,108
Restructuring, impairment and related charges	3,400	3,369
Income (loss) from operations	343	(126,163)
Interest income	4,075	4,153
Interest expense	(23,471)	(20,121)
Loss on extinguishment of debt	(26,590)	—
Other income (expense), net	9,483	(601)
Net loss	(36,160)	(142,732)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	944	2,576
Net loss attributable to common stockholders of BridgeBio	(35,216)	(140,156)

	March 31, 2024	December 31, 2023
	(in thousands)
Cash, cash equivalents and marketable securities	$519,691	$375,935
Restricted Cash	131	16,653
Investments in equity securities	—	58,949

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investments in Equity Securities

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $519.7 million and restricted cash of $0.1 million, compared to cash, cash equivalents and marketable securities of $375.9 million, restricted cash of $16.7 million and investments in equity securities of $58.9 million as of December 31, 2023. Restricted cash as of December 31, 2023 primarily represents funds in a controlled account that was established in connection with the Loan and Security Agreement that is described in Note 9. The use of such non-interest-bearing cash was restricted per the terms of the underlying amended loan agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. Upon the termination of the Loan and Security Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details), the non-interest-bearing cash was no longer restricted and was reclassified to “Cash and cash equivalents” on the condensed consolidated balance sheets as of March 31, 2024.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue	$211,120	$1,826	$209,294

Revenue for the three months ended March 31, 2024 consists mainly of $201.2 million from the recognition of the upfront license fee and services revenue under the Bayer Agreement and the KKC Agreement. An additional $9.9 million of revenue was attributable to the remaining services revenue in connection with the Navire-BMS License Agreement as a result of the termination of the agreement. Revenue for the three months ended March 31, 2023 was primarily related to the recognition of services revenue under the Navire-BMS License Agreement.

The level of revenue, including license and service revenue, that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Research and development	$140,972	$92,861	$48,111

Research and development expenses increased by $48.1 million for the three months ended March 31, 2024, compared to the same period in 2023. This change was primarily due to an increase in external costs of $21.7 million and personnel costs of $16.5 million to support the advancement of research and development for our key programs, an increase in licensing fees of $8.9 million, and an increase in stock-based compensation of $1.0 million.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, purchase of active pharmaceutical ingredients, or APIs, in connection with our preclinical, contract manufacturing and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
ATTR Amyloidosis - TTR stabilizer (acoramidis)	$39,742	$21,331
Achondroplasia - low-dose FGFRi (infigratinib)	18,431	12,357
LGMD2I/R9 - Glycosylation substrate (BBP-418)	10,018	6,334
ADH1 - CaSR antagonist (encaleret)	12,544	9,412
Other development programs	35,038	19,639
Other research programs	25,199	23,788
Total	$140,972	$92,861

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Selling, general and administrative	$65,807	$31,108	$34,699

Selling, general and administrative expenses increased by $34.7 million for the three months ended March 31, 2024, compared to the same period in 2023, mainly due to nonrecurring deal-related expenses of $14.0 million, an increase in personnel related expense of $7.8 million and external costs of $7.3 million to support commercialization readiness efforts, and an increase in stock based compensation expense of $4.4 million.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Restructuring, impairment and related charges	$3,400	$3,369	$31

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. In March 2024, upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $12.0 million to $16.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Interest income	$4,075	$4,153	$(78)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The amount of interest income during the three months ended March 31, 2024 as compared to the same period in 2023 was generally consistent. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Interest expense	$(23,471)	$(20,121)	$(3,350)

Interest expense consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loan under the Financing Agreement, dated January 17, 2024 and amended on February 12, 2024, and our term loan under the Loan and Security Agreement dated November 17, 2021, as amended.

Our outstanding term loan principal balance under our Loan and Security Agreement was fully repaid on January 17, 2024 upon receiving proceeds from the Financing Agreement plus additional cash from our operations, for which we were extended a senior secured credit facility of $450.0 million in an aggregate principal amount for the Initial Term Loan, which is subject to variable interest rates (refer to the Liquidity and Capital Resources section below and Notes 9 for details regarding the term Loan and the Financing Agreement). As a result of the variable interest rates under our Financing Agreement we expect our interest expense will continue to fluctuate in the future.

Loss on Extinguishment of Debt

The following table summarizes our loss on extinguishment of debt during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Loss on extinguishment of debt	$(26,590)	$-	$(26,590)

On January 17, 2024, upon receiving proceeds from the Financing Agreement, we fully repaid the term loan under the Loan and Security Agreement and recognized a loss on extinguishment of debt of $26.6 million in our condensed consolidated statements of operations. Refer to Note 9 to our condensed consolidated financial statements.

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Other income (expense), net	$9,483	$(601)	$10,084

Other income (expense), net for the three months ended March 31, 2024 consists mainly of the net realized gain of $8.1 million from our investments in equity securities.

Other income (expense), net for the three months ended March 31, 2023 consists mainly of the $1.2 million loss from the deconsolidation of PellePharm, partially offset by the net realized and unrealized gains from changes in fair value of our equity security investments of $1.0 million.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$944	$2,576	$(1,632)

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, and to a lesser extent, revenue from certain licensing arrangements and sales of certain assets. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $519.7 million and restricted cash of $0.1 million. The funds held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage. As of March 31, 2024, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2024, we incurred net losses of $36.2 million. We had an accumulated deficit as of March 31, 2024 of $2.6 billion. While we have undertaken costs related to commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (refer to Note 9 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 13 to our condensed consolidated financial statements) and the remaining liabilities under our restructuring initiative (refer to Note 16 to our condensed consolidated financial statements).

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (refer to Note 8 to our condensed consolidated financial statements).

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

We expect our cash and cash equivalents, marketable securities, restricted cash, and receivables from licensing and collaboration agreements will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring macroeconomic events, including inflationary pressures and supply chain issues, which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Receivables from licensing and collaboration agreements.

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (“AG10”) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement. Our condensed consolidated balance sheet as of March 31, 2024 includes a receivable from licensing and collaboration agreements balance of $135.0 million related to the upfront license fee.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (“KKC Agreement”). In exchange, QED will receive an upfront payment of $100.0 million and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments. Our condensed consolidated balance sheet as of March 31, 2024 includes an unbilled receivable balance of $100.0 million related to the upfront license fee.

We anticipate receiving $235.0 million in aggregate from Bayer and KKC during the three months ended June 30, 2024. Refer to the “Term Loan, net” section below for details regarding the escrow account deposits required for asset sales transactions under the Financing Agreement.

Public offerings

In March 2024, we entered into an Underwriting Agreement (the “2024 Follow-on Agreement”) with J.P. Morgan Securities LLC, Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of several underwriters (collectively, the “2024 Underwriters”), relating to an underwritten public offering (the “2024 Follow-on offering”) of 8,620,690 shares of the Company’s common stock, $0.001 par value per share, at a public offering price of $29.00 per share. The Company also granted the 2024

Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,293,103 shares of Common Stock, which the 2024 Underwriters exercised in full on the closing of the 2024 Follow-on offering. The Company paid the Underwriters a commission of 3.6% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. In March 2024, 9,913,793 shares (including the 1,293,103 shares issued upon exercise of the 2024 Underwriters’ option to purchase additional shares) were issued under the 2024 Follow-on Agreement, for net proceeds of $276.6 million, after deducting underwriting fees and commissions of $10.3 million and deferred offering costs of $0.6 million.

In May 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the 2023 ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. During the three months ended March 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of March 31, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of March 31, 2024, we have borrowings under the 2029 Notes, the 2027 Notes and the Term Loan under the Financing Agreement, which are discussed below.

2029 Notes, net

In January and February 2021, we issued an aggregate principal amount of $747.5 million of our 2029 Notes, pursuant to an Indenture dated January 28, 2021, or the 2029 Notes Indenture, between us and U.S. Bank National Association, as trustee, or the 2029 Notes Trustee, in a private offering to qualified institutional buyers, or the 2021 Note Offering, pursuant to Rule 144A under the Securities Act.

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

The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. The mandatory prepayment events include permitted asset sales transaction (which include any sale, lease, assignment, conveyance, transfer, license or exchange of property) that occur prior to the date the FDA approves a first NDA for acoramidis, which would require the Company to deposit 75% of net proceeds received from such transactions into an escrow account controlled by the Administrative Agent, and the Company may also be subject to a specified disposition fee per transaction for certain asset sale transactions. In certain instances and during certain time periods, prepayments will be subject to customary prepayment fees. The amount of any prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount. We have entered into asset sales transactions that occurred during the three months ended March 31, 2024 for the exclusive license agreements with Bayer and Kyowa Kirin for which the Company will deposit 75% of the proceeds, net of certain permitted costs, upon receipt of the upfront payments from Bayer and Kyowa Kirin, into the escrow account. Refer to Note 11 for further details regarding the exclusive license agreements with Bayer and Kyowa Kirin.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
		(in thousands)
Net cash used in operating activities	$(219,537)	$(144,322)	$(75,215)
Net cash provided by investing activities	22,753	12,298	10,455
Net cash provided by financing activities	279,548	150,249	129,299
Net increase in cash, cash equivalents and restricted cash	$82,764	$18,225	$64,539

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $219.5 million for the three months ended March 31, 2024, consisting primarily of our net loss of $36.2 million; adjusted for non-cash items totaling $41.8 million, which primarily includes $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, $17.1 million in stock-based compensation expense, offset by $8.1 million net gain from investment in equity securities; and $225.2 million in net cash outflow related to changes in operating assets and liabilities. The $225.2 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $233.7 million in receivables from licensing and collaboration agreements primarily related to a $135.0 million receivable from the Bayer Agreement and a $100.0 million receivable from the KKC Agreement, an increase in deferred revenue of $24.0 million primarily related to the Bayer and KKC Agreements, a decrease of $15.0 million in accrued compensation and benefits, a decrease of $5.9 million in accounts payable, and partially offset by an increase of $11.2 million in accrued research and development liabilities, which are primarily due to timing of payments.

Net cash used in operating activities was $144.3 million for the three months ended March 31, 2023, consisting primarily of our net loss of $142.7 million, adjusted for non-cash items totaling $30.2 million of which primarily includes $21.9 million in stock-based compensation expense, $3.3 million in accrued payment-in-kind interest, and $2.3 million in accretion of debt, as well as $31.8 million net cash outflow related to changes in operating assets and liabilities. The $31.8 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $18.4 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $6.4 million in accrued professional and other liabilities primarily due to timing of payments, an increase of $3.5 million in prepaid expenses and other current assets, and a decrease of $3.8 million in accounts payable due to timing of payments, partially offset by a decrease of $6.3 million from licensing and collaboration agreements receivables primarily due to collections.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $22.8 million for the three months ended March 31, 2024, attributable primarily to $63.2 million in proceeds from the sale of equity securities, $25.7 million in special cash dividends received from equity securities, partially offset by purchases of marketable securities of $44.4 million and purchases of investments in equity securities of $20.3 million.

Net cash provided by investing activities was $12.3 million for the three months ended March 31, 2023, attributable primarily to $18.0 million in maturities of marketable securities, $42.3 million in proceeds from the sale of equity securities, partially offset by purchases of investments in equity securities of $47.5 million.

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $279.5 million for the three months ended March 31, 2024, consisting primarily of $450.0 million in proceeds from the term loan under the Financing Agreement, $315.3 million in net proceeds from the issuance of common stock through public offerings, and partially offset by $473.4 million repayment of the term loan under the Amended Loan Agreement, and $12.3 million in issuance costs and discounts associated with the Financing Agreement.

Net cash provided by financing activities was $150.2 million for the three months ended March 31, 2023, consisting primarily of $143.0 million in net proceeds from the issuance of common stock in the 2023 Follow-on offering.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the three months ended March 31, 2024.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we held cash, cash equivalents, marketable securities and restricted cash (current) of $519.8 million. Our cash equivalents consist of amounts invested in money market funds; agency discount notes; and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash and cash equivalents have a significant risk of default or illiquidity.

As of March 31, 2024, our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result to changes in interest rates. However, as of March 31, 2024, our term loan under the Financing Agreement had a principal balance of $450.0 million, which bears variable interest rates that are subject to variability as a result of changes in interest rates. The effect of a hypothetical 10% increase in interest rates applicable to the Financing Agreement would increase our interest expense on our term loan by $0.5 million for the three months ended March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On March 7, 2024, Dr. Hannah A. Valantine, a member of our Board of Directors, terminated a trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the potential sale of a maximum of 34,980 shares of our common stock. Dr. Valantine’s trading plan was adopted on August 16, 2023 and was expected to remain in effect until the earlier of (1) November 30, 2024 and (2) the date on which all transactions under such plan were completed. Dr. Valantine sold an aggregate of 11,660 shares of our common stock under her trading plan prior to the date of termination.

On March 7, 2024, Dr. Charles J. Homcy, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the potential sale of a maximum of 200,000 shares of our common stock. Dr. Homcy is not permitted to transfer, sell or otherwise dispose of any shares under his trading plan during the 90-day period following the plan’s adoption. Dr. Homcy’s trading plan is expected to remain in effect until the earlier of (1) March 7, 2025 and (2) the date on which all transactions under such plan have been completed.

On March 22, 2024, Dr. Neil Kumar, our Chief Executive Officer and a member of our Board of Directors, adopted a trading plan (the “Kumar Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) on behalf of himself and Kumar Haldea Revocable Trust, of which Dr. Kumar is a co-trustee. The Kumar Trading Plan provides for the potential sale of a maximum of (i) 900,000 shares of our common stock held by Kumar Haldea Revocable Trust and (ii) 100% of net vested shares of our common stock to be issued to Dr. Kumar upon vesting of his restricted stock units (“RSUs”) on August 16, 2024, November 16, 2024, February 16, 2025 and May 16, 2025. On the date when the Kumar Trading Plan was adopted, Dr. Kumar held no such net vested shares. Dr. Kumar’s net vested share amount will change as additional RSUs vest on each of these vesting date. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Kumar is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of his RSUs on each of these vesting dates. Dr. Kumar is not permitted to transfer, sell or otherwise dispose of any shares under the Kumar Trading Plan during the 90-day period following the plan’s adoption. The Kumar Trading Plan is expected to remain in effect until the earlier of (1) May 21, 2025 and (2) the date on which all transactions under such plan have been completed.

On March 22, 2024, Dr. Brian Stephenson, our Chief Financial Officer, adopted a trading plan (the “Stephenson Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Stephenson Trading Plan provides for (i) the potential exercise of vested stock options and the associated sale of up to 102,000 shares of our common stock, and (ii) the potential sale of 100% of net vested shares of our common stock to be issued to Dr. Stephenson upon vesting of his RSUs on August 16, 2024, November 16, 2024, February 16, 2025 and May 16, 2025. On the date when the Stephenson Trading Plan was adopted, Dr. Stephenson held no such net vested shares. Dr. Stephenson’s net vested share amount will change as additional RSUs vest on each of these vesting dates. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Stephenson is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of his RSUs on each of these vesting dates. Dr. Stephenson is not permitted to transfer, sell or otherwise dispose of any shares under the Stephenson Trading Plan during the 90-day period following the plan’s adoption. The Stephenson Trading Plan is expected to remain in effect until the earlier of (1) May 21, 2025 and (2) the date on which all transactions under such plan have been completed.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

10.1†	Amendment to Employment Agreement between BridgeBio Services, Inc. and Brian Stephenson, dated February 21, 2024.	10-K	001-38959	10.39	February 22, 2024

10.2†	Financing Agreement, dated January 17, 2024, by and among the Registrant, certain subsidiaries of the Registrant, various Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	—	—	—	Filed herewith

10.3†	First Amendment to Financing Agreement, dated as of February 12, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	—	—	—	Filed herewith

10.4†	Funding Agreement, dated January 17, 2024, by and among LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.À R.L. as Purchasers, the Registrant and certain subsidiaries of the Registrant as Seller Parties, and Alter Domus (US) LLC as Collateral Agent.	—	—	—	Filed herewith

10.5†	Exclusive License Agreement, dated March 1, 2024, by and among Eidos Therapeutics, Inc., BridgeBio International GmbH, BridgeBio Europe B.V., and Bayer Consumer Care AG.	—	—	—	Filed herewith

10.6†	Amendment No. 3, effective as of March 1, 2024, to Exclusive (Equity) Agreement effective April 10, 2016, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University.	—	—	—	Filed herewith

10.7#†	Amendment No. 3 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 4, 2024.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: May 2, 2024	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)