Form 10-Q
period 2024-06-30
BridgeBio Pharma, Inc.
filed 2024-08-01
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, the registrant had 188,032,738 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$407,958	$375,935
Marketable securities	39,813	—
Investments in equity securities	—	58,949
Receivables from licensing and collaboration agreements	660	1,751
Restricted cash	139,409	16,653
Prepaid expenses and other current assets	28,396	24,305
Total current assets	616,236	477,593
Investment in nonconsolidated entity	117,006	—
Property and equipment, net	9,840	11,816
Operating lease right-of-use assets	7,267	8,027
Intangible assets, net	25,123	26,319
Other assets	18,903	22,625
Total assets	$794,375	$546,380
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,126	$10,655
Accrued compensation and benefits	29,056	57,370
Accrued research and development liabilities	33,178	29,765
Operating lease liabilities, current portion	4,623	4,128
Deferred revenue, current portion	15,098	6,096
Accrued professional and other accrued liabilities	34,283	35,830
Total current liabilities	134,364	143,844
2029 Notes, net	737,882	736,905
2027 Notes, net	544,270	543,379
Term loan, net	435,447	446,445
Operating lease liabilities, net of current portion	7,059	8,981
Deferred revenue, net of current portion	16,961	3,727
Other long-term liabilities	485	5,634
Total liabilities	1,876,468	1,888,915
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	(223)	478
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 194,224,499 shares issued and 188,032,738 shares outstanding as of June 30, 2024, 181,274,712 shares issued and 175,082,951 shares outstanding as of December 31, 2023	194	181
Treasury stock, at cost; 6,191,761 shares as of June 30, 2024 and December 31, 2023	(275,000)	(275,000)
Additional paid-in capital	1,851,058	1,481,032
Accumulated other comprehensive income	(4)	31
Accumulated deficit	(2,669,173)	(2,560,501)
Total BridgeBio stockholders’ deficit	(1,092,925)	(1,354,257)
Noncontrolling interests	11,055	11,244
Total stockholders’ deficit	(1,081,870)	(1,343,013)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$794,375	$546,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,168	$1,641	$213,288	$3,467
Operating costs and expenses:
Cost of revenue	598	599	1,196	1,250
Research and development	114,695	107,488	255,667	200,349
Selling, general and administrative	59,523	36,122	125,330	67,230
Restructuring, impairment and related charges	2,891	3,531	6,291	6,900
Total operating costs and expenses	177,707	147,740	388,484	275,729
Loss from operations	(175,539)	(146,099)	(175,196)	(272,262)
Other income (expense), net:
Interest income	5,195	4,514	9,270	8,667
Interest expense	(22,937)	(20,594)	(46,408)	(40,715)
Gain on deconsolidation of a subsidiary	126,294	—	126,294	—
Loss on extinguishment of debt	—	—	(26,590)	—
Net loss from equity method investment	(7,925)	—	(7,925)	—
Other income (expense), net	(632)	1,476	8,851	875
Total other income (expense), net	99,995	(14,604)	63,492	(31,173)
Net loss	(75,544)	(160,703)	(111,704)	(303,435)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,088	2,804	3,032	5,380
Net loss attributable to common stockholders of BridgeBio	$(73,456)	$(157,899)	$(108,672)	$(298,055)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.39)	$(0.98)	$(0.59)	$(1.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	187,586,680	160,535,435	183,145,995	156,645,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(75,544)	$(160,703)	$(111,704)	$(303,435)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(6)	75	(35)	391
Comprehensive loss	(75,550)	(160,628)	(111,739)	(303,044)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,088	2,804	3,032	5,380
Comprehensive loss attributable to common stockholders of BridgeBio	$(73,462)	$(157,824)	$(108,707)	$(297,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2023 (2)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of RSU shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	$525	187,122,744	$193	6,191,761	$(275,000)	$1,820,994	$2	$(2,595,717)	$(1,049,528)	$12,145	$(1,037,383)
Issuance of shares under equity compensation plans	—	966,153	1	—	—	240	—	—	241	—	241
Repurchase of RSU shares to satisfy tax withholding	—	(56,159)	—	—	—	(1,743)	—	—	(1,743)	—	(1,743)
Stock-based compensation	—	—	—	—	—	31,504	—	—	31,504	—	31,504
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	164	164
Transfers from (to) noncontrolling interests	106	—	—	—	—	(72)	—	—	(72)	(34)	(106)
Deconsolidation of a subsidiary	—	—	—	—	—	135	—	126,294	126,429	14	126,443
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	(854)	—	—	—	—	—	—	(199,750)	(199,750)	(1,234)	(200,984)
Balances as of June 30, 2024	$(223)	188,032,738	$194	6,191,761	$(275,000)	$1,851,058	$(4)	$(2,669,173)	$(1,092,925)	$11,055	$(1,081,870)

	Six Months Ended June 30, 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of RSU shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under public offerings, net	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of a subsidiary	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	$(204)	160,435,238	$167	6,191,761	$(275,000)	$1,106,635	$(12)	$(2,057,455)	$(1,225,665)	$12,256	$(1,213,409)
Issuance of shares under equity compensation plans	—	1,006,597	1	—	—	118	—	—	119	—	119
Repurchase of RSU shares to satisfy tax withholding	—	(85,374)	—	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Stock-based compensation	—	—	—	—	—	24,614	—	—	24,614	—	24,614
Issuance of common stock under public offerings, net	—	63,470	—	—	—	1,033	—	—	1,033	—	1,033
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	40	40
Transfers from (to) noncontrolling interests	1,918	—	—	—	—	(3,097)	—	—	(3,097)	1,179	(1,918)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	75	—	75	—	75
Net loss	(1,381)	—	—	—	—	—	—	(157,899)	(157,899)	(1,423)	(159,322)
Balances as of June 30, 2023	$333	161,419,931	$168	6,191,761	$(275,000)	$1,128,100	$63	$(2,215,354)	$(1,362,023)	$12,052	$(1,349,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2023 and 2022 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(111,704)	$(303,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38,511	49,085
Loss on extinguishment of debt	26,590	—
Accretion of debt	3,683	4,580
Depreciation and amortization	3,170	3,270
Noncash lease expense	2,093	2,024
Accrual of payment-in-kind interest on term loan	—	6,742
Net loss from equity method investment	7,925	—
Loss (gain) on deconsolidation of subsidiaries	(126,294)	1,241
Gain from investment in equity securities, net	(8,136)	(2,399)
Fair value adjustment of warrants	—	(222)
Other noncash adjustments	(1,911)	(328)
Changes in operating assets and liabilities:
Receivables from licensing and collaboration agreements	1,091	8,466
Prepaid expenses and other current assets	(6,506)	1,057
Other assets	942	32
Accounts payable	8,858	(4,098)
Accrued compensation and benefits	(8,378)	(11,071)
Accrued research and development liabilities	7,067	(11,322)
Operating lease liabilities	(2,981)	(2,443)
Deferred revenue	22,236	(3,184)
Accrued professional and other liabilities	(1,090)	4,330
Net cash used in operating activities	(144,834)	(257,675)
Investing activities:
Purchases of marketable securities	(93,811)	(19,754)
Maturities of marketable securities	55,000	41,550
Purchases of investments in equity securities	(20,271)	(71,504)
Proceeds from sales of investments in equity securities	63,229	67,068
Proceeds from special cash dividends received from investments in equity securities	25,682	—
Payment for an intangible asset	(3,190)	—
Purchases of property and equipment	(749)	(440)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	(98)	(503)
Net cash provided by investing activities	25,792	16,417
Financing activities:
Proceeds from term loan under Financing Agreement	450,000	—
Issuance costs and discounts associated with term loan under Financing Agreement	(15,986)	—
Repayment of term loan under Loan and Security Agreement	(473,417)	—
Proceeds from issuance of common stock through public offerings, net	314,759	144,049
Proceeds from BridgeBio common stock issuances under ESPP	2,364	1,809
Proceeds from stock option exercises, net of repurchases	778	312
Repurchase of RSU shares to satisfy tax withholding	(4,679)	(1,715)
Other financing activities	—	4,563
Net cash provided by financing activities	273,819	149,018
Net increase (decrease) in cash, cash equivalents and restricted cash	154,777	(92,240)
Cash, cash equivalents and restricted cash at beginning of period	394,732	416,884
Cash, cash equivalents and restricted cash at end of period	$549,509	$324,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,046	$28,738
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid public offering issuance costs	$18	$—
Deferred and unpaid issuance costs recorded to "Accrued professional and other accrued liabilities"	$74	$—
Unpaid property and equipment	$70	$131
Transfers to noncontrolling interests	$(1,929)	$(5,940)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$407,958	$302,438
Restricted cash	139,409	19,930
Restricted cash — Included in “Other assets”	2,142	2,276
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$549,509	$324,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio” or the “Company”) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim periods.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$407,958	$375,935
Restricted cash	139,409	16,653
Restricted cash, non-current — included in “Other assets”	2,142	2,144
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$549,509	$394,732

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Company’s Term Loans described in Note 9.

Under the terms of the Financing Agreement (as defined in Note 9), the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into escrow accounts to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “restricted cash” on the condensed consolidated balance sheet as of June 30, 2024. Furthermore, under the terms of the Amended Financing Agreement (as defined in Note 9), between June 20, 2024 and through the earlier of the FDA approval date of a first NDA for acoramidis and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of June 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “restricted cash” on the condensed consolidated balance sheet. Refer to Note 9 and Note 11 for further details regarding the Financing Agreement and the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

As of December 31, 2023, the use of such non-interest-bearing cash was restricted per the terms of the underlying amended Loan and Security Agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. As of December 31, 2023, restricted cash related to this agreement was $16.5 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheet. Upon the termination of the Loan and Security Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details), the non-interest-bearing cash was no longer restricted as of June 30, 2024.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of June 30, 2024, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2023, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Method and Other Equity Investments

We use the equity method to account for any of our investments under the scope of ASC 323 Investments — Equity Method and Joint Ventures, where we may not be the primary beneficiary, but may still exercise significant influence over operating activities of the investee. Our consolidated net loss includes our Company's proportionate share of the net income or loss from equity method investment and amortization of any in-process research and development (“IPR&D asset”). Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, and other material transactions.

Since inception through April 29, 2024, TheRas, Inc. (“TheRas”) has been a majority-owned subsidiary of the Company that had been consolidated. On April 30, 2024, the Company completed a $200.0 million private equity financing with external investors of TheRas, Inc., to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, Company ownership was reduced to approximately 37.9% of TheRas’ equity. As part of the private equity financing transaction, TheRas’ Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in TheRas’ governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, TheRas was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact TheRas’ economic performance. Accordingly, BridgeBio deconsolidated TheRas, Inc. and accounted for BridgeBio’s retained investment in TheRas, Inc., for which it has significant influence through its ownership interest, using the equity method of accounting as of April 30, 2024.

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

Refer to Note 6 for further discussion on the TheRas and PellePharm investments.

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities consisted of the following balances:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued professional services	$7,503	$7,412
Accrued interest	11,352	17,761
Milestone liability	6,380	6,000
Other accrued liabilities	9,048	4,657
Accrued professional and other accrued liabilities	$34,283	$35,830

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, receivables from license and collaboration agreements, and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced or recorded any credit losses associated with its balances as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We are subject to credit risk from receivables from license and collaboration agreements. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Receivables from license and collaboration agreements are recorded net of allowance for credit losses, if any.

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

(Unaudited)

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$139,282	$139,282	$—	$—
Treasury bills	85,605	—	85,605	—
Agency discount notes	98,504	—	98,504	—
Total cash equivalents	323,391	139,282	184,109	—
Marketable securities:
Treasury bills	39,813	—	39,813	—
Total marketable securities	39,813	—	39,813	—
Total financial assets	$363,204	$139,282	$223,922	$—
Liability
Embedded derivative	$1,707	$—	$—	$1,707

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$13,530	$13,530	$—	$—
Treasury bills	256,067	—	256,067	—
Total cash equivalents	269,597	13,530	256,067	—
Investments in equity securities	58,949	58,949	—	—
LianBio Warrant	1,554	1,554	—	—
Total financial assets	$330,100	$74,033	$256,067	$—
Liability
Embedded derivative	$1,665	$—	$—	$1,665

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

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities, which only consisted of an investment in LianBio, had an aggregate fair value of nil as of June 30, 2024 (refer to Note 6). Our investments in equity securities had an aggregate fair value of $58.9 million as of December 31, 2023, which included an investment in LianBio with a fair value of $22.4 million.

Total realized and unrealized gains and losses associated with investments in equity securities during the periods presented consisted of the following:

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net realized gains recognized on investments in equity securities sold	$—	$1,638	$8,136	$8,796
Net unrealized losses recognized on investments in equity securities held as of the end of the period	—	(203)	—	(6,397)
Total net gains included in “Other income (expense), net”	$—	$1,435	$8,136	$2,399

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

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, refer to Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of June 30, 2024, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $604.1 million and $553.7 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes was $638.7 million and $695.8 million, respectively, based on their market prices on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan (refer to Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan under the Financing Agreement (as defined in Note 9 below) as of June 30, 2024 was $464.9 million and under the Loan Agreement (as defined in Note 9 below) as of December 31, 2023 was $389.1 million.

4.
Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and U.S. treasury bills. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills.

Cash equivalents and marketable securities classified as available-for-sale consisted of the following:

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$139,282	$—	$—	$139,282
Treasury bills	85,605	—	—	85,605
Agency discount notes	98,509	—	(5)	98,504
Total cash equivalents	$323,396	$—	$(5)	$323,391
Marketable securities:
Treasury bills	39,812	1	—	39,813
Total marketable securities	39,812	1	—	39,813
Total cash equivalents and marketable securities	$363,208	$1	$(5)	$363,204

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

5.
Noncontrolling Interests

As of June 30, 2024 and December 31, 2023, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three and six months ended June 30, 2024, the adjustments in the aggregate amounted to $(0.1) million and $(1.9) million, respectively. For the three and six months ended June 30, 2023, the adjustments in the aggregate amounted to $(3.1) million and $(5.9) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Equity Method Investment and Other Equity Investments

TheRas

On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (“BBOT”), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, the Company’s ownership of BBOT’s equity was reduced to approximately 37.9%.

As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, BridgeBio deconsolidated BBOT on April 30, 2024. During the three months ended June 30, 2024, we recognized a $126.3 million net gain from deconsolidation of a subsidiary, which is presented on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by BBOT on April 30, 2024.

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 - Investments — Equity Method and Joint Ventures. BBOT was also deemed a related party. BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of BBOT (referred to as a “basis difference”). The basis difference was attributed to BBOT’s in-process research and development (“IPR&D asset”), and is amortized as a component of net loss from equity method investment over the estimated useful life of the IPR&D asset. The amortization of the IPR&D asset for the period from May 1, 2024 through June 30, 2024 was immaterial.

For the period from May 1, 2024 through June 30, 2024, we recognized a net loss from equity method investment of $7.9 million. As of June 30, 2024, the aggregate carrying amount of our equity method investment in BBOT is $117.0 million and is presented as “Investment in nonconsolidated entity” on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, on April 30, 2024, the Company and BBOT entered into an 18-month transition service agreement (the “Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and BBOT. Under the Transition Service Agreement, the Company recognized $0.8 million in other income during the three and six months ended June 30, 2024, and $0.1 million in prepaid expenses and other current assets as of June 30, 2024 for transitionary consulting services provided by BridgeBio to BBOT. The Company also recognized $0.3 million in research and development liabilities during the three and six months ended June 30, 2024, and $0.3 million in accrued research and development liabilities for transitionary consulting services provided by BBOT to BridgeBio as of June 30, 2024.

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, an exempt company organized under the laws of the Cayman Islands (together with its subsidiaries, “LianBio”), pursuant to which BBP LLC received equity in LianBio (the “LianBio Exclusivity Agreement”). We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three months ended June 30, 2024 and 2023, we recorded an unrealized gain of nil and $1.6 million, respectively, for the ongoing mark-to-market adjustments of the investment. For the six months ended June 30, 2024 and 2023, we recorded an unrealized gain of nil and $3.2 million, respectively, for the ongoing mark-to-market adjustments of the investment (refer to Note 3).

As of December 31, 2023, QED also held warrants which entitled QED to purchase 347,569 shares of LianBio. The LianBio Warrant was measured at fair value on a recurring basis, with changes in fair value recognized in our condensed consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” on our condensed consolidated balance sheets, had a fair value of $1.6 million as of December 31, 2023.

In February 2024, QED exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. In March 2024, we received net proceeds of $25.7 million as special cash dividends and recognized net realized gains of $1.8 million from our investment in LianBio equity securities. As of June 30, 2024, the Company held 5,350,361 shares of LianBio common stock.

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

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	June 30, 2024		December 31, 2023
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	10.5 years	$32,500	11.0 years	$32,500
Less: accumulated amortization		(7,377)		(6,181)
Total		$25,123		$26,319

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense, recorded as part of “Cost of revenue” for the three months ended June 30, 2024 and 2023, was $0.6 million and $0.6 million, respectively. Amortization expense, recorded as part of “Cost of revenue” for the six months ended June 30, 2024 and 2023, was $1.2 million and $1.2 million, respectively. Future amortization expense is $1.2 million for the remainder of 2024, $2.4 million for each of the years from 2025 to 2028 and $14.3 million thereafter.

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

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the U.S. Food and Drug Administration (“FDA”) approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis. All clinical investigations under the associated IND were discontinued as of March 2023 and a request to withdraw the NDA for Truseltiq was submitted in May 2023, due to difficulty enrolling study patients for the required confirmatory trial. Accordingly, the FDA announced the withdrawal of the approval of TRUSELTIQTM in May 2023, the intellectual property rights, patents and know-how related to infigratinib is being applied to other clinical investigations for FGFR-driven diseases.

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

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. In March 2024, QED and FMI entered into a settlement agreement for QED to pay the remaining $9.6 million payable over 12 equal monthly installments of $0.8 million beginning in March 2024. As of June 30, 2024, the amount due to FMI is presented in our condensed

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated balance sheets as $6.4 million in “Accrued professional and other accrued liabilities.” As of December 31, 2023, the amount due to FMI is presented in our condensed consolidated balance sheets as $6.0 million in “Accrued professional and other accrued liabilities” and $5.0 million in “Other long-term liabilities,” respectively.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2024.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$9,073	$26
Stock (2)	31,147	—
Cash or stock at our sole discretion	66,980	1,727
Total	$107,200	$1,753

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2024 and December 31, 2023, there were no material amounts accrued related to termination charges (refer to Note 16).

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

The 2027 Notes will accrue interest payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020, at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027, unless earlier converted or repurchased. The 2027 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on June 30, 2024, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	June 30, 2024		December 31, 2023
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(9,618)	(5,730)	(10,595)	(6,621)
Net carrying amount	$737,882	$544,270	$736,905	$543,379

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	490	447	937	977	891	1,868
Total interest and amortization expense	$4,694	$3,884	$8,578	$9,386	$7,766	$17,152

Effective interest rate	2.6%	2.8%		2.6%	2.8%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	477	436	913	952	867	1,819
Total interest and amortization expense	$4,681	$3,873	$8,554	$9,361	$7,742	$17,103

Effective interest rate	2.6%	2.8%		2.6%	2.8%

As of June 30, 2024, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of June 30, 2024 are as follows:

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

At the Lenders’ election, we were also required to make mandatory prepayments upon the occurrence of certain prepayment events related to the repurchase or redemption of pledged collateral, entry into certain royalty transactions, disposition of other assets or subsidiaries, and entry into licensing and other monetization transactions (all such events are referred to as prepayment events), which could be 50.0% or 75.0% of net cash proceeds from such transaction depending on achievement of the Acoramidis Milestone.

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

For the three and six months ended June 30, 2024, we recognized interest expense related to the Amended Loan Agreement of nil and $3.0 million, respectively, of which nil and $0.4 million, respectively, relates to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2023, we recognized interest expense related to the Amended Loan Agreement of $11.6 million and $23.0 million, respectively, of which $1.4 million and $2.8 million, respectively, relates to amortization of debt discount and issuance costs. As of December 31, 2023, interest payable under the Amended Loan Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $6.7 million.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. The mandatory prepayment events include certain permitted asset sales transactions (which include certain sales, leases, assignments, conveyances, transfers, licenses or exchanges of property) that occur prior to the date the FDA approves a first NDA for acoramidis, which would require the Company to deposit 75% of net cash received from such transactions into an escrow account controlled by the Administrative Agent, and the Company may also be subject to a specified disposition fee per transaction for certain asset sale transactions. In certain instances and during certain time periods, prepayments will be subject to customary prepayment fees. The amount of any prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.

We have entered into asset sales transactions that occurred during the three months ended March 31, 2024 for the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, for which the Company is required to deposit 75% of the proceeds, net of certain permitted costs, upon receipt of the upfront payments from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, into the escrow accounts. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, and deposited net proceeds of $159.3 million into the escrow accounts. Refer to Note 11 for further details regarding the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

The completion of the $200.0 million private equity financing with external investors of BBOT was considered an asset sale transaction that was subject to a disposition fee under the Financing Agreement. Accordingly, we paid a disposition fee of $1.1 million to the Administrative Agent during the three months ended June 30, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

The Financing Agreement contains affirmative covenants and negative covenants applicable to the Company and its subsidiaries that are customary for financings of this type. Such covenants, among other items, limit the Company’s and its subsidiaries’ ability to (i) incur additional permitted indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its and their assets, grant liens and license or permit other encumbrances on its and their assets, (iv) fundamentally alter the nature of their businesses and (v) enter into certain transactions with affiliates. The Company and the Guarantors are also required to maintain a minimum qualified cash balance of $70.0 million, at all times. The Company and its subsidiaries are permitted to license their intellectual property, dispose of other assets and enter into monetization and royalty transactions, in each case, subject to satisfaction of certain terms and conditions. The Financing Agreement also includes representations, warranties, indemnities and events of default that are customary for financings of this type, including an event of default relating to a change of control of the Company. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Financing Agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”). Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the date the FDA approves a first NDA for acoramidis and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of June 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “restricted cash” on the condensed consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of June 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

We received net proceeds from the Initial Term Loan of $434.0 million, after deducting debt discount and issuance costs of $16.0 million.

The balances of our borrowing under the Amended Financing Agreement consisted of the following:

June 30, 2024
(in thousands)
Principal value of term loan	$450,000
Debt discount, issuance costs and exit fee accretion	(14,553)
Term loan, net	$435,447

For the three and six months ended June 30, 2024, we recognized interest expense related to the Amended Financing Agreement of $14.3 million and $26.2 million, respectively, of which $0.7 million and $1.4 million, respectively, relates to amortization of debt discount and issuance costs. As of June 30, 2024, interest payable under the Amended Financing Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $0.3 million.

Future minimum payments under the Amended Financing Agreement as of June 30, 2024 are as follows:

Amount
(in thousands)
Remainder of 2024	$27,515
Year Ending December 31:
2025	53,995
2026	53,995
2027	119,454
2028	131,732
2029	294,327
Total future payments	681,018
Less amounts representing interest	(231,018)
Total principal amount of term loan payments	$450,000

The amounts in the table above do not take into account any changes due to mandatory payments under the terms of the Amended Financing Agreement.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2024, the Company has not received proceeds under the Funding Agreement. As of June 30, 2024, we recognized deferred issuance costs of $5.8 million in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

Unless earlier terminated, the Bayer Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Bayer for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the Agreement in the event of a material breach or insolvency of the other party or in the event merger control proceedings are started and clearances are not obtained. Additionally, Bayer may terminate the Bayer Agreement for convenience upon at least 270 days’ prior written notice, and the Seller Parties may terminate the Bayer Agreement in the event Bayer ceases exploitation of acoramidis under certain circumstances or challenges the validity or enforceability of the Seller Parties’ patent rights.

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

We determined the initial transaction price at inception of the Bayer Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognize revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to Bayer. The transfer of the rights and control of the license occurred in March 2024, thus we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028. We have recognized $0.4 million of revenue relating to this performance obligation during the three and six months ended June 30, 2024.

As of June 30, 2024, there are no outstanding receivables from licensing and collaboration agreements relating to the Bayer Agreement within our condensed consolidated balance sheet. During the three and six months ended June 30, 2024 we recognized license revenue of $0.4 million and $130.9 million, respectively, under the Bayer Agreement. Our condensed consolidated balance sheet as of June 30, 2024 includes a deferred revenue balance of $4.1 million ($1.4 million presented as “Deferred revenue, current portion” and $2.7 million included in “Deferred revenue, net of current portion”) related to our research and development services obligations.

In addition, under the terms of the Financing Agreement, the Bayer Agreement represents an asset sale transaction that requires the Company to deposit 75% of proceeds, net of certain permitted costs, received from the transaction into an escrow account to be controlled by the Administrative Agent. In May 2024, we deposited $84.7 million into the escrow account from the receipt of the $135.0 million from Bayer. Refer to Note 9 for further details regarding the Financing Agreement.

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the active pharmaceutical ingredient (“API”) used to manufacture the product and the packaging price. As of June 30, 2024, there have been no commercial product supply sales to Bayer.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Kyowa Kirin Exclusive License

On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC Agreement”). In exchange, QED received an upfront payment of $100.0 million in June 2024, and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

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

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognize revenue for each of the two performance obligations as follows:

•
We recognized revenue related to the license at a point in time upon transfer of the rights and control of the license to KKC. The transfer of the rights and control of the license occurred in February 2024, thus we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the development services to extend through 2029. We have recognized $1.3 million and $2.9 million of revenue relating to this performance obligation during the three and six months ended June 30, 2024, respectively.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2024, there are no outstanding receivables from licensing and collaboration agreements relating to the KKC Agreement within our condensed consolidated balance sheet. During the three and six months ended June 30, 2024, we recognized license revenue of $1.3 million and $72.1 million under the KKC Agreement. Our condensed consolidated balance sheet as of June 30, 2024 includes a deferred revenue balance of $28.0 million ($13.7 million presented as “Deferred revenue, current portion” and $14.3 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

In addition, under the terms of the Financing Agreement, the KKC Agreement represents an asset sale transaction that requires the Company to deposit 75% of proceeds, net of certain permitted costs, received from the transaction into an escrow account to be controlled by the Administrative Agent. In June 2024, we deposited $74.6 million into the escrow account from the receipt of the $100.0 million from KKC. Refer to Note 9 for further details regarding the Financing Agreement.

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

In March 2024, we received written notice from BMS for the termination of the Navire-BMS License Agreement effective June 2024, and all rights and obligations thereunder. In April 2024, Navire and BMS entered into a Clinical Collaboration Termination Agreement which terminated the 2021 Navire-BMS Agreement. Navire and BMS agreed to pursue reasonable efforts to wind down activities under both the Navire-BMS License Agreement and the 2021 Navire-BMS Agreement. As a result of the termination, Navire is no longer entitled to any future unearned development, regulatory or sales-based milestone and royalty payments. However, we may in the future be eligible to receive earned payments for any milestones already achieved prior to termination and for achieving any milestones while closing out the remaining services.

We determined that the Navire-BMS License Agreement falls within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•
research and development services to complete the Phase 1 Trials for BBP-398.

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In March 2023, Navire and BMS entered into a clinical supply agreement for the supply of clinical quantities of the licensed product. Navire has supplied insignificant amounts to BMS as part of the clinical supply agreement for the three and six months ended June 30, 2024 and 2023.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognize revenue for each of the two performance obligations as follows:

•
We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to BMS. The transfer of the rights and control of the license occurred in June 2022, thus we recognized the full amount allocated to the license and related know-how during the three months ended June 30, 2022.
•
We are recognizing revenue related to the research and development services to complete the Phase 1 Trials for BBP-398 over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. As a result of the Navire-BMS License Agreement termination, the research and development services performance obligation is complete and there are no remaining performance obligations. As such, the remaining revenue allocated to this performance obligation was recognized during the three months ended March 31, 2024.
•
Revenue recognized related to this performance obligation for the three and six months ended June 30, 2024 was nil and $9.9 million, respectively. Revenue recognized related to this performance obligation for the three and six months ended June 30, 2023, was $1.5 million and $3.2 million, respectively.

For the three and six months ended June 30, 2024, we have recognized nil and $9.9 million, respectively, in revenue relating to the Navire-BMS Agreement. For the three and six months ended June 30, 2023, we have recognized $1.5 million and $3.2 million in revenue, respectively, relating to the Navire-BMS Agreement. As of June 30, 2024, there are no remaining balances in deferred revenue within our condensed consolidated balance sheet. Our condensed consolidated balance sheet as of December 31, 2023 includes a deferred revenue balance of $9.9 million ($6.1 million presented as “Deferred revenue, current portion” and $3.8 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

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

The Amended QED-Helsinn License and Collaboration Agreement also provided for a transitional period, which extended from the effective date through August 31, 2022, for which QED was contracted to assist in research and development and commercialization activities. The costs related to QED’s contracted activities incurred during the transitional period were fully reimbursable by Helsinn and were due to QED subsequent to the transitional period. Helsinn also agreed to reimburse QED’s obligation to FMI described in Note 7 as part of the Amended QED-Helsinn License and Collaboration Agreement. In recording this transaction, we recognized a corresponding gain as part of “Other income (expense), net” for the three months ended September 30, 2022.

Effective December 21, 2022, QED and Helsinn (the “Helsinn Parties”), entered into a Mutual Termination Agreement (“MTA”), which terminates the Amended QED-Helsinn License and Collaboration Agreement and all rights and obligations thereunder. The Helsinn Parties agreed to perform certain close-out services to enable QED to pursue the development, manufacture and commercialization of infigratinib as a potential treatment of non-oncology indications, such as in achondroplasia worldwide, excluding China, Hong Kong, and Macau. As a result of the termination, QED is no longer entitled to any future regulatory or sales-based milestone payments. QED was subject to royalties on net sales of TRUSELTIQTM through March 31, 2023, at which date Helsinn no longer sold the licensed product. Helsinn permanently discontinued the distribution of TRUSELTIQTM and the FDA announced the withdrawal of the NDA approval in May 2023, additionally, all clinical investigations under the associated IND are discontinued. Helsinn completed sales of the licensed product during the three months ended March 31, 2023, and the associated revenue recognized was immaterial. The Helsinn Parties developed a Close-Out Plan, as defined within the MTA. Activities within the Close-Out Plan are to be shared equally subsequent to the lower of the first $11.0 million of costs, or QED’s obligation to FMI, which are the responsibility of QED. QED reached the threshold of $11.0 million in January 2023. The activities within the Close-Out Plan were substantially completed in 2023.

Upon the effective date of the MTA, outstanding obligations of $31.3 million ($18.8 million relating to contracted research and development and commercial activities and $12.5 million relating to the reimbursement of QED’s obligation to FMI) under the Amended QED-Helsinn License and Collaboration Agreement related to the contracted services during the transitional period became due, of which all payments have been paid in full. In March 2024, QED reduced its obligation to FMI to $9.6 million and therefore, pursuant to the MTA, QED’s responsibility for close-out activities was lowered to this amount and Helsinn’s reimbursement of QED’s obligation to FMI was reduced from $11.0 million to $9.6 million. As a result of the reduced FMI obligation, Helsinn is required to share evenly an additional $1.4 million of close-out costs and QED is required to reimburse Helsinn $1.4 million relating to the FMI obligation, resulting in a net payable position to Helsinn from QED of $0.7 million. For the three and six months ended June 30, 2024, QED has incurred immaterial close out costs and the net costs are subject to 50% reimbursement from Helsinn. For the three and six months ended June 30, 2023, QED has incurred $2.1 million and $5.7 million of close-out costs, respectively, of which $2.1 million and $4.5 million are subject to 50% reimbursement from Helsinn, respectively. As of June 30, 2024, there is no outstanding receivable balance due from Helsinn. As of December 31, 2023, the outstanding receivable due from Helsinn was $0.6 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets. Close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” for the three and six months ended June 30, 2024 and 2023, respectively, within our condensed consolidated statement of operations (refer to Note 16).

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

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized an immaterial amount of Helsinn’s share of research and development expenses for the three and six months ended June 30, 2024 as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $1.0 million and $2.2 million for the three and six months ended June 30, 2023, respectively.

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we may enter into clinical and commercial supply agreements for the licensed territory. We determined that the optional right to future products under these supply agreements does not represent a material right. In July 2022, Navire and LianBio entered into a clinical supply agreement for the manufacture and supply of clinical quantities of the licensed product. During the three and six months ended June 30, 2024 and 2023, Navire has not provided any clinical supply to LianBio.

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

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we may enter into clinical and commercial supply agreements for the licensed territory. We determined that LianBio’s optional right to future products under these supply agreements is not considered to represent a material right. A clinical supply agreement was entered into in November 2021. QED has not provided any clinical supplies to LianBio during the three and six months ended June 30, 2024. QED provided insignificant amounts of clinical supplies to LianBio during the three and six months ended June 30, 2023 and has recorded such amounts within “Revenue” in our condensed consolidated statement of operations.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements is not considered to represent a material right. Eidos has supplied insignificant amounts to Alexion as part of the clinical supply agreement during the three and six months ended June 30, 2024 and 2023, respectively, and has recorded such amounts within “Revenue” in our condensed consolidated statements of operations.

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of June 30, 2024 and December 31, 2023, the Company had unbilled receivables of $0.2 million and $0.9 million, respectively, of which 70.6% and 61.9%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of June 30, 2024 and December 31, 2023 are $0.7 million and $1.8 million, respectively, and are presented as “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivables from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of June 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses.

12.
In-licensing and Other Research and Development Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University, (“Stanford University”), relating to Eidos’ drug discovery and development initiatives. Under this agreement and its amendments, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the six months ended June 30, 2024, we

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

incurred and paid $8.1 million of licensing fees due to Stanford University related to the Company entering into an exclusive license agreement with Bayer in March 2024. For the three and six months ended June 30, 2023, the licensing fees incurred were not material.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the three and six months ended June 30, 2024 and 2023, the research and development expenses QED recognized were not material in connection with this agreement.

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

For the three and six months ended June 30, 2024, $0.4 million and $0.9 million, respectively, in research and development expenses was incurred, which was net of $0.5 million and $1.1 million, respectively, in cost sharing credits received in connection with the Resilience Agreements.

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

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,024	$992	$2,093	$2,024
Finance lease costs	100	105	201	213
Variable lease costs	1,477	1,700	3,490	3,418
Total lease cost	$2,601	$2,797	$5,784	$5,655

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,981	$2,443
Operating cash flows for finance lease	222	217
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,292	828

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	4.0	5.2
Finance lease	1.6	2.6
Weighted-average discount rate
Operating leases	6.24%	6.34%
Finance lease	6.62%	6.62%

As of June 30, 2024, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2024	$2,509
Year ending December 31:
2025	5,103
2026	2,276
2027	459
2028	459
Thereafter	2,179
Total future minimum lease payments	12,985
Imputed interest	(1,303)
Total	$11,682

Reported as of June 30, 2024
Operating lease liabilities, current portion	$4,623
Operating lease liabilities, net of current portion	7,059
Total operating lease liabilities	$11,682

The impairment loss recognized was not material for the three and six months ended June 30, 2024. No impairment loss was recognized during the three and six months ended June 30, 2023.

14.
Public Offerings

2023 Follow-on Offering

In March 2023, we entered into an Underwriting Agreement (the “2023 Follow-on Agreement”) with Goldman Sachs & Co. LLC, Evercore Group L.L.C., Morgan Stanley & Co. LLC and KKR Capital Markets LLC (“KCM”), as representatives of several underwriters (collectively, the “Underwriters”), relating to an underwritten public offering (the “2023 Follow-on offering”) of 8,823,530 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a public offering price of $17.00 per share. The Company also granted the Underwriters a 30-day option to purchase, at the public offering price less

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

underwriting discounts and commissions, up to an additional 1,323,529 shares of Common Stock. The Company paid the Underwriters a commission of 4.3% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. The Underwriters included KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of 0.315% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. In March 2023, 8,823,530 shares were issued under the 2023 Follow-on Agreement, for net proceeds of $143.0 million, after deducting underwriting fees and commissions of $6.5 million (of which $0.5 million related to commissions paid to KCM) and offering costs of $0.5 million. In April 2023, the Underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the six months ended June 30, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of June 30, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

2024 Follow-on Offering

In March 2024, we entered into an Underwriting Agreement (the “2024 Follow-on Agreement”) with J.P. Morgan Securities LLC, Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of several underwriters (collectively, the “2024 Underwriters”), relating to an underwritten public offering (the “2024 Follow-on offering”) of 8,620,690 shares of the Company’s common stock, $0.001 par value per share, at a public offering price of $29.00 per share. The Company also granted the 2024 Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,293,103 shares of Common Stock, which the 2024 Underwriters exercised in full on the closing of the 2024 Follow-on offering. The Company paid the Underwriters a commission of 3.6% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. In March 2024, 9,913,793 shares (including the 1,293,103 shares issued upon exercise of the 2024 Underwriters’ option to purchase additional shares) were issued under the 2024 Follow-on Agreement, for net proceeds of $276.6 million, after deducting underwriting fees and commissions of $10.3 million and offering costs of $0.6 million.

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$4,937	$—	$4,937	$17,679	$37	$17,716
Selling, general and administrative	16,471	—	16,471	32,542	—	32,542
Restructuring, impairment and related charges	43	—	43	43	—	43
Total stock-based compensation	$21,451	$—	$21,451	$50,264	$37	$50,301

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$13,188	$41	$13,229	$24,925	$83	$25,008
Selling, general and administrative	13,947	—	13,947	25,645	—	25,645
Total stock-based compensation	$27,135	$41	$27,176	$50,570	$83	$50,653

We recorded nil and $11.8 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded nil and $1.6 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares authorized for issuance by 6,500,000 shares. As of June 30, 2024, 9,855,774 shares and 1,486,257 shares were reserved for future issuances under the 2021 A&R Plan and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the then 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated in December 2021 into the 2021 A&R Plan and further amended and restated in June 2024, as mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

For the three and six months ended June 30, 2024 we recognized reversals of $8.9 million and $8.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards as of June 30, 2024 as the obligation was no longer determined to be probable. For the three and six months ended June 30, 2023 we recognized $0.5 million and $2.2 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2023. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2024.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and six months ended June 30, 2024, we recognized $(1.0) million and $0.9 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2024. The $(1.0) million and $0.9 million in stock-based compensation associated with performance-based milestone awards during the three and six months ended June 30, 2024, respectively, includes reversals totaling $1.6 million as the obligation was no longer determined to be probable. For the three and six months ended June 30, 2023, we recognized $2.0 million and $3.0 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2023. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of June 30, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2024:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023		12,332,442
Regular equity program	10,793,862		$25.69	7.1	$178,594
Eidos Awards Exchange	1,221,942		$14.60	4.7	$31,580
Exchange Program	316,638		$2.19	5.3	$12,105
Granted		398,764
Regular equity program	398,764		$27.56
Exercised		(49,982)
Regular equity program	(14,066)		$19.04
Eidos Awards Exchange	(35,916)		$14.21
Cancelled		(3,867)
Eidos Awards Exchange	(3,867)		$63.38
Outstanding as of June 30, 2024		12,677,357
Regular equity program	11,178,560		$25.76	6.8	$66,111
Eidos Awards Exchange	1,182,159		$14.45	4.2	$13,513
Exchange Program	316,638		$2.19	4.8	$7,436
Exercisable as of June 30, 2024		10,018,943
Regular equity program	8,525,576		$26.82	6.2	$45,274
Eidos Awards Exchange	1,179,149		$14.43	4.2	$13,508
Exchange Program	314,218		$2.18	4.8	$7,382

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 was $21.30.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2024 was $0.9 million.

For the three and six months ended June 30, 2024, we recognized stock-based compensation expense of $5.9 million and $12.2 million, respectively, related to stock options under the Plans. For the three and six months ended June 30, 2023, we recognized stock-based compensation expense of $8.1 million and $15.0 million, respectively, related to stock options under the Plans. As of June 30, 2024, there was $32.3 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2024:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	8,942,813	$16.27
Granted	3,899,497	$28.28
Vested	(1,957,694)	$17.73
Cancelled	(329,776)	$20.39
Balance as of June 30, 2024	10,554,840	$20.31

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2024, we recognized stock-based compensation expense of $22.5 million and $39.3 million, respectively, related to RSUs under the Plans. For the three and six months ended June 30, 2023 we recognized stock-based compensation expense of $15.1 million and $27.4 million, respectively, related to RSUs under the Plans. As of June 30, 2024, there was $197.7 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.9 years.

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

As of June 30, 2024, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For three and six months ended June 30, 2024, we recognized stock-based compensation expense of $2.4 million and $4.8 million, respectively, related to market-based RSU awards. As of June 30, 2024, there was $5.2 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 0.8 year.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the six months ended June 30, 2024:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	85,453	$7.27
Granted — Exchange Program	8,057	$38.74
Vested — Exchange Program	(8,057)	$38.74
Vested — Regular equity program	(85,453)	$7.27
Balance as of June 30, 2024	—	$—

For the three and six months ended June 30, 2024 and 2023, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Exchange Program	$—	$—	$312	$3,605
Other RSAs	—	1,023	621	2,049
Total stock-based compensation expense	$—	$1,023	$933	$5,654

As of June 30, 2024, there was no unrecognized compensation cost related to RSAs under the Plans. The balance of unvested RSAs as of December 31, 2023 is included as outstanding shares disclosed on the condensed consolidated balance sheets as the shares were issued but were subject to forfeiture per the terms of the awards.

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

For the three and six months ended June 30, 2024, stock-based compensation expense related to our ESPP was $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2023, stock-based compensation expense related to our ESPP was $0.4 million and $0.9 million, respectively. As of June 30, 2024, 3,462,568 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the six months ended June 30, 2024, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.00 - 6.03	0.50
Expected volatility	92.0% - 92.3%	55.8% - 122.1%
Risk-free interest rate	4.2% - 4.3%	5.3% - 5.5%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$21.30	$14.14

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Restructuring, impairment and related charges” included in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Long-lived assets impairments and write-offs	$—	$—	$271	$—
Severance and employee-related costs	538	572	2,503	715
Winding down, exit and other related costs	2,353	2,959	3,517	6,185
Total	$2,891	$3,531	$6,291	$6,900

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$55	$6,826
Restructuring, impairment and related charges	6,291	6,900
Cash payments	(3,121)	(11,526)
Noncash activities	(318)	—
Ending balance	$2,907	$2,200

Restructuring liabilities are presented in our condensed consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts payable	$1,314	$48
Accrued compensation and benefits	780	—
Accrued research and development liabilities	651	7
Accrued professional and other accrued liabilities	162	—
Total	$2,907	$55

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2024 and 2023.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and six months ended June 30, 2024 and 2023, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following table summarizes the common stock equivalents that were anti-dilutive:

	As of June 30,
	2024	2023
Unvested RSAs	—	363,022
Unvested RSUs	10,554,840	10,250,071
Unvested performance-based RSUs	3,326	7,875
Unvested market-based RSUs	375,000	—
Common stock options issued and outstanding	12,677,357	12,850,536
Estimated shares issuable under performance-based milestone compensation arrangements	3,811,055	11,438,950
Estimated shares issuable under the ESPP	106,012	123,340
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	48,108,883	55,615,087

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

Overview

BridgeBio Pharma, Inc. (“we” or the “Company”) is a commercial-stage biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 17 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration. We worked across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

We have incurred significant operating losses since our inception. For the six months ended June 30, 2024 and 2023, we incurred net losses of $111.7 million and $303.4 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. While we have undertaken activities in preparation for commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur significant operating and net losses for at least the next several years. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Additionally, failure to secure FDA approval for acoramidis will result in our inability to receive a $500.0 million milestone payment pursuant to the Funding Agreement, which would significantly harm our business, prospects, financial condition and results of operations.

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the API used to manufacture the product and the packaging price. As of June 30, 2024 there have been no commercial product supply sales to Bayer.

On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (BBOT), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in the governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, BridgeBio deconsolidated BBOT on April 30, 2024. During the three months ended June 30, 2024, we recognized a $126.3 million net gain from deconsolidation of a subsidiary which is presented on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investments in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting. BBOT was also deemed a related party. For the period May 1, 2024 through June 30, 2024, we recognized a net loss from equity method investment of $7.9 million. As of June 30, 2024, the aggregate carrying amount of our equity method investment in BBOT is $117.0 million and is presented as “Investment in nonconsolidated entity” on our condensed consolidated balance sheets.

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

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

On January 17, 2024, the Company and each of the guarantors entered into a Financing Agreement, which was amended on February 12, 2024 (the “Financing Agreement”) and June 20, 2024 (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). Pursuant to the terms and conditions of the Amended Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Amended Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Company’s and the Lenders’ mutual consent from time to time after January 17, 2024. Refer to “Liquidity and Capital Resources” section for additional details regarding this agreement.

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”), which under certain conditions may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty). As of June 30, 2024, the Company has not received proceeds under the Funding Agreement. Refer to “Liquidity and Capital Resources” section for additional details regarding this agreement.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. In March 2024, upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $12.0 million to $16.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings. During the six months ended June 30, 2024 and 2023, our restructuring, impairment and related charges amounted to $6.3 million and $6.9 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$2,168	$1,641	$213,288	$3,467
Cost of revenue	598	599	1,196	1,250
Research and development	114,695	107,488	255,667	200,349
Selling, general and administrative	59,523	36,122	125,330	67,230
Restructuring, impairment and related charges	2,891	3,531	6,291	6,900
Loss from operations	(175,539)	(146,099)	(175,196)	(272,262)
Interest income	5,195	4,514	9,270	8,667
Interest expense	(22,937)	(20,594)	(46,408)	(40,715)
Gain on deconsolidation of a subsidiary	126,294	—	126,294	—
Loss on extinguishment of debt	—	—	(26,590)	—
Net loss from equity method investment	(7,925)	—	(7,925)	—
Other income (expense), net	(632)	1,476	8,851	875
Net loss	(75,544)	(160,703)	(111,704)	(303,435)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,088	2,804	3,032	5,380
Net loss attributable to common stockholders of BridgeBio	(73,456)	(157,899)	(108,672)	(298,055)

	June 30, 2024	December 31, 2023
	(in thousands)
Cash, cash equivalents and marketable securities	$447,771	$375,935
Restricted cash	139,409	16,653
Investments in equity securities	—	58,949

Cash, Cash Equivalents, Marketable Securities, Restricted Cash and Investments in Equity Securities

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $447.8 million and restricted cash of $139.4 million, compared to cash, cash equivalents and marketable securities of $375.9 million, restricted cash of $16.7 million and investments in equity securities of $58.9 million as of December 31, 2023. Under the terms of the Amended Financing Agreement, the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into an escrow account to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and Kyowa Kirin, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “restricted cash” on the condensed consolidated balance sheet as of June 30, 2024. Furthermore, under the terms of Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of June 30, 2024, $20.0 million was released from the escrow accounts and classified as cash on the condensed consolidated balance sheet, with a remaining balance of $139.3 million in the escrow accounts classified as restricted cash. Refer to Note 9 and Note 11 for further details regarding the Amended Financing Agreement, the Bayer Agreement and KKC Agreement. Restricted cash as of December 31, 2023 primarily represents funds in a controlled account that was established in connection with the Loan and Security Agreement (“Amended Loan Agreement”) that is described in Note 9. The use of such non-interest-bearing cash was restricted per the terms of the underlying amended loan agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. Upon the termination of the Amended Loan Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details), the non-interest-bearing cash was no longer restricted.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Revenue	$2,168	$1,641	$527	$213,288	$3,467	$209,821

Revenue for the three months ended June 30, 2024 consists mainly of the recognition of services revenue under the Bayer Agreement and the KKC Agreement. Revenue for the three months ended June 30, 2023 was primarily related to the recognition of services revenue under the Navire-BMS License Agreement.

Revenue for the six months ended June 30, 2024 consists mainly of $202.9 million from the recognition of the upfront license fee and services revenue under the Bayer Agreement and the KKC Agreement. An additional $9.9 million of revenue was attributable to the remaining services revenue in connection with the Navire-BMS License Agreement as a result of the termination of the agreement. Revenue for the six months ended June 30, 2023 was primarily related to the recognition of services revenue under the Navire-BMS License Agreement.

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

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Research and development	$114,695	$107,488	$7,207	$255,667	$200,349	$55,318

Research and development expenses increased by $7.2 million for the three months ended June 30, 2024, compared to the same period in 2023. This change was primarily due to an increase in personnel costs of $11.9 million and external costs of $2.4 million to support the advancement of research and development for our key programs, an increase in licensing fees of $1.3 million, which was offset by a decrease in stock-based compensation of $8.3 million.

Research and development expenses increased by $55.3 million for the six months ended June 30, 2024, compared to the same period in 2023. This change was primarily due to an increase in personnel costs of $28.4 million and external costs of $24.1 million to support the advancement of research and development for our key programs, an increase in licensing fees of $10.1 million, which was offset by a decrease in stock-based compensation of $7.3 million.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations (“CMOs”), and contract research organizations, or CROs, purchase of active pharmaceutical ingredients, or APIs, in connection with our preclinical, contract manufacturing and clinical development activities and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
ATTR Amyloidosis - TTR stabilizer (acoramidis)	$36,798	$26,218	$76,540	$47,549
Achondroplasia - low-dose FGFRi (infigratinib)	17,927	11,096	36,358	23,453
LGMD2I/R9 - Glycosylation substrate (BBP-418)	10,773	9,043	20,791	15,377
ADH1 - CaSR antagonist (encaleret)	10,608	11,650	23,152	21,062
Other development programs	13,864	22,106	48,902	41,745
Other research programs	24,725	27,375	49,924	51,163
Total	$114,695	$107,488	$255,667	$200,349

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Selling, general and administrative	$59,523	$36,122	$23,401	$125,330	$67,230	$58,100

Selling, general and administrative expenses increased by $23.4 million for the three months ended June 30, 2024, compared to the same period in 2023, mainly due to an increase in external costs of $10.9 million and personnel related expense of $10.0 million to support commercialization readiness efforts, and an increase in stock-based compensation expense of $2.5 million.

Selling, general and administrative expenses increased by $58.1 million for the six months ended June 30, 2024, compared to the same period in 2023, mainly due to an increase in external costs of $19.5 million and personnel related expense of $17.7 million to support commercialization readiness efforts, nonrecurring deal-related expenses of $14.0 million, and an increase in stock-based compensation expense of $6.9 million.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Restructuring, impairment and related charges	$2,891	$3,531	$(640)	$6,291	$6,900	$(609)

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

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Interest income	$5,195	$4,514	$681	$9,270	$8,667	$603

Interest income consists of interest income earned on our cash equivalents and marketable securities. The amount of interest income during the three and six months ended June 30, 2024 as compared to the same period in 2023 was generally consistent. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Interest expense	$(22,937)	$(20,594)	$(2,343)	$(46,408)	$(40,715)	$(5,693)

Interest expense consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loan under the Amended Financing Agreement and our term loan under the Amended Loan Agreement.

Our outstanding term loan principal balance under our Amended Loan Agreement was fully repaid on January 17, 2024 upon receiving proceeds from the Financing Agreement plus additional cash from our operations, for which we were extended a senior secured credit facility of $450.0 million in an aggregate principal amount for the Initial Term Loan, which is subject to variable interest rates (refer to the Liquidity and Capital Resources section below and Notes 9 for details regarding the Term Loan and the Amended Financing Agreement). As a result of the variable interest rates under our Amended Financing Agreement we expect our interest expense will continue to fluctuate in the future.

Gain on Deconsolidation of a Subsidiary

The following table summarizes our gain on deconsolidation of a subsidiary during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Gain on deconsolidation of a subsidiary	$126,294	$—	$126,294	$126,294	$—	$126,294

On April 30, 2024, BBOT, a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors. As a result of the private equity financing transaction, BridgeBio deconsolidated BBOT on April 30, 2024 and recognized a net gain from deconsolidation of $126.3 million for the three and six months ended June 30, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

Loss on Extinguishment of Debt

The following table summarizes our loss on extinguishment of debt during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Loss on extinguishment of debt	$—	$—	$—	$(26,590)	$—	$(26,590)

On January 17, 2024, upon receiving proceeds from the Financing Agreement, we fully repaid the term loan under the Amended Loan Agreement and recognized a loss on extinguishment of debt of $26.6 million in our condensed consolidated statements of operations. Refer to Note 9 to our condensed consolidated financial statements.

Net Loss from Equity Method Investment

The following table summarizes our share in net loss of equity method investment during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net loss from equity method investment	$(7,925)	$—	$(7,925)	$(7,925)	$—	$(7,925)

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT using the equity method of accounting. For the period May 1, 2024 through June 30, 2024, we recorded a net loss from equity method investment of $7.9 million.

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Other income (expense), net	$(632)	$1,476	$(2,108)	$8,851	$875	$7,976

Other income (expense), net for the three months ended June 30, 2024 consists mainly of a $1.1 million disposition fee incurred under the Amended Financing Agreement in relation to the BBOT private equity financing transaction, partially offset by $0.8 million in other income recognized under the Transition Service Agreement with BBOT. Other income (expense), net for the three months ended June 30, 2023 consists mainly of the net realized and unrealized gains from changes in fair value of our equity security investments of $1.4 million.

Other income (expense), net for the six months ended June 30, 2024 consists mainly of the net realized gain of $8.1 million from our investments in equity securities. Other income (expense), net for the six months ended June 30, 2023 consists mainly of the net realized and unrealized gains from changes in fair value of our investments in equity securities of $2.4 million, partially offset by a $1.2 million loss from the deconsolidation of PellePharm.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,088	$2,804	$(716)	$3,032	$5,380	$(2,348)

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, and revenue from certain licensing and collaboration agreements and sales of certain assets. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $447.8 million and restricted cash of $139.4 million, including funds held by our wholly-owned subsidiaries and controlled entities, which are available only for specific entity usage. As of June 30, 2024, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2024, we incurred net losses of $111.7 million. We had an accumulated deficit as of June 30, 2024 of $2.7 billion. While we have undertaken activities in preparation for commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur significant operating and net losses over the next several years as we continue to fund our drug development and discovery efforts. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses. Additionally, failure to secure FDA approval for acoramidis will result in our inability to receive a $500.0 million milestone payment pursuant to the Funding Agreement, which would significantly harm our business, prospects, financial condition and results of operations.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (refer to Note 9 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 13 to our condensed consolidated financial statements), accounts payable, accrued liabilities and the remaining liabilities under our restructuring initiative (refer to Note 16 to our condensed consolidated financial statements).

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

We expect our cash and cash equivalents, marketable securities and restricted cash will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, including as a result of general market and economic conditions, inflationary pressures, supply chain issues on our research and development activities, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

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

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

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

Furthermore, under the terms of the Amended Financing Agreement, the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into an escrow account to be controlled by the Administrative Agent. The Bayer and KKC agreements meet the requirements of asset sale transactions under the terms of the Amended Financing Agreement. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and KKC, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “restricted cash” on the condensed consolidated balance sheet as of June 30, 2024. Refer to the “Term Loan, net” section below for details regarding the escrow accounts deposits required for asset sales transactions under the Amended Financing Agreement.

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

In May 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the 2023 ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. During the three and six months ended June 30, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of June 30, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of June 30, 2024, we have borrowings under the 2029 Notes, the 2027 Notes and the Term Loan under the Amended Financing Agreement, which are discussed below.

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

The Company may prepay the Term Loans at any time (in whole or in part) or be required to make mandatory prepayments upon the occurrence of certain customary prepayment events. The mandatory prepayment events include certain permitted asset sales transactions (which include certain sales, leases, assignments, conveyances, transfers, licenses or exchanges of property) that occur prior to the date the FDA approves a first NDA for acoramidis, which would require the Company to deposit 75% of net cash received from such transactions into an escrow account controlled by the Administrative Agent, and the Company may also be subject to a specified disposition fee per transaction for certain asset sale transactions. In certain instances and during certain time periods, prepayments will be subject to customary prepayment fees. The amount of any prepayment fee may vary, but the maximum amount that may be due with any such prepayment would be an amount equal to 3.00% of the Term Loans being prepaid at such time, plus a customary make whole amount.

We have entered into asset sales transactions that occurred during the three months ended March 31, 2024 for the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, for which the Company is required to deposit 75% of the proceeds, net of certain permitted costs, upon receipt of the upfront payments from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, into the escrow accounts. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, and deposited net proceeds of $159.3 million into the escrow accounts. Refer to Note 11 for further details regarding the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

The completion of the $200.0 million private equity financing with external investors of BBOT. was considered an asset sale transaction that was subject to a disposition fee under the Financing Agreement. Accordingly, we paid a disposition fee of $1.1 million to the Administrative Agent during the three months ended June 30, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

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

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement. Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of June 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “restricted cash” on the condensed consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of June 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
		(in thousands)
Net cash used in operating activities	$(144,834)	$(257,675)	$112,841
Net cash provided by investing activities	25,792	16,417	9,375
Net cash provided by financing activities	273,819	149,018	124,801
Net increase (decrease) in cash, cash equivalents and restricted cash	$154,777	$(92,240)	$247,017

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $144.8 million for the six months ended June 30, 2024, consisting primarily of our net loss of $111.7 million, adjusted for non-cash items totaling $54.4 million, which primarily includes a $126.3 million net gain on the deconsolidation of a subsidiary, $8.1 million net realized gain from investment in equity securities, offset by $38.5 million in stock-based compensation expense, $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, net loss from equity method investment of $7.9 million, and $3.7 million in accretion of debt; and $21.3 million in net cash inflow related to changes in operating assets and liabilities. The $21.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $22.2 million primarily related to the Bayer Agreement and KKC Agreement, an increase of $8.9 million in accounts payable, and an increase of $7.1 million in accrued research and development liabilities, partially offset by a decrease of $8.4 million in accrued compensation and benefits and a decrease in prepaid expenses and other current assets of $6.5 million, which are primarily due to timing of payments.

Net cash used in operating activities was $257.7 million for the six months ended June 30, 2023, consisting primarily of our net loss of $303.4 million, adjusted for non-cash items totaling $64.0 million, which primarily includes $49.1 million in stock-based compensation expense, $6.7 million in accrued payment-in-kind interest, and $4.6 million in accretion of debt, as well as $18.2 million net cash outflow related to changes in operating assets and liabilities. The $18.2 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to a decrease of $11.3 million in accrued research and development liabilities and a decrease of $11.1 million in accrued compensation and benefits mainly due to timing of payments, a decrease of $4.1 million in accounts payable due to timing of payments, partially offset by a decrease of $8.5 million from licensing and collaboration agreements receivables primarily due to collections.

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $25.8 million for the six months ended June 30, 2024, attributable primarily to $63.2 million in proceeds from the sale of equity securities, $55.0 million in proceeds from the maturities of marketable securities, $25.7 million in special cash dividends received from equity securities, partially offset by purchases of marketable securities of $93.8 million and purchases of investments in equity securities of $20.3 million.

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

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $273.8 million for the six months ended June 30, 2024, consisting primarily of $450.0 million in proceeds from the term loan under the Financing Agreement, $314.8 million in net proceeds from the issuance of common stock through public offerings, and partially offset by $473.4 million repayment of the term loan under the Amended Loan Agreement, and $16.0 million in issuance costs and discounts associated with the Amended Financing Agreement.

Net cash provided by financing activities was $149.0 million for the six months ended June 30, 2023, consisting primarily of $144.0 million in net proceeds from the issuance of common stock through the Follow-on offering.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenues, if any, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the six months ended June 30, 2024.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we held cash, cash equivalents, marketable securities and restricted cash (current) of $587.2 million. Our cash equivalents consist of amounts invested in money market funds; agency discount notes; and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash and cash equivalents have a significant risk of default or illiquidity.

As of June 30, 2024, our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates. However, as of June 30, 2024, our term loan under the Amended Financing Agreement had a principal balance of $450.0 million, which bears variable interest rates that are subject to variability as a result of changes in interest rates. The effect of a hypothetical 10% increase in interest rates applicable to the Amended Financing Agreement would increase our interest expense on our term loan by $0.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

Inflation has decreased during the period covered by this Quarterly Report on Form 10-Q, and is expected to continue to decrease for the near future. Inflationary factors, such as increases in the cost of our raw materials, clinical supplies, interest rates and overhead costs may adversely affect our operating results. We do not believe that inflation has had a material impact on our financial position or results of operations to date. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. Other than the risk factors listed below, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

• the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders the clinical trial design or data insufficient for approval.

In addition, even if an NDA, BLA, or other submission for regulatory approval, is filed and accepted for review, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. For example, on December 5, 2023 we submitted an application for approval with the FDA for acoramidis but cannot predict when, or if, we will receive a decision on approval from the FDA. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations. Additionally, failure to secure FDA approval for acoramidis will result in our inability to receive a $500.0 million milestone payment pursuant to the Funding Agreement, which would significantly harm our business, prospects, financial condition and results of operations.

We have incurred indebtedness under our convertible senior notes and are party to a financing agreement that contains operating and financial covenants that may restrict our business and financing activities.

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

• make payments in respect of subordinated indebtedness or royalty monetization transactions; or

• make certain investments.

For example, the license agreements that we recently entered into with Bayer Consumer Care AG and Kyowa Kirin Co. are considered permitted asset sale transactions under the Financing Agreement, which requires us to deposit approximately 75% of the proceeds from such transactions, net of certain permitted costs, into an escrow account to be controlled by the Administrative Agent. Furthermore, under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date of a first NDA for acoramidis and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions.

In addition, we are required to maintain, under the Amended Financing Agreement, a minimum unrestricted qualified cash balance of $70.0 million plus 40% of any cash released by the Company from the escrow account, at all times, and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. As of June 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million. As security for the obligations under the Amended Financing Agreement, we and our subsidiaries that are party to the Amended Financing Agreement as guarantors are required to grant to the Administrative Agent, for the benefit of the lenders and secured parties, a continuing first priority security interest in substantially all of our assets and the assets of our subsidiaries that are party to the Amended Financing Agreement as guarantors (including all equity interests owned or hereafter acquired by us or such subsidiaries), subject to certain exceptions. A breach of any of these covenants or clauses could result in a default under the Amended Financing Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and cause us to incur additional fees related to an early repayment, or result in a material adverse effect on our business, financial condition and operating results.

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

Item 5. Other Information

a) Information Required to be Reported on Form 8-K

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

10.1†	Second Amendment to Financing Agreement, dated as of June 20, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	—	—	—	Filed herewith

10.2#	2021 Amended and Restated BridgeBio Pharma, Inc. Stock Option and Incentive Plan and forms of award agreements thereunder.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: August 1, 2024	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)