Form 10-Q
period 2024-09-30
BridgeBio Pharma, Inc.
filed 2024-11-12
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the registrant had 188,989,802 shares of common stock, $0.001 par value per share, outstanding.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$266,324	$375,935
Investments in equity securities	—	58,949
Receivables from licensing and collaboration agreements	478	1,751
Restricted cash	139,409	16,653
Prepaid expenses and other current assets	38,367	24,305
Total current assets	444,578	477,593
Investment in nonconsolidated entities	160,443	—
Property and equipment, net	8,701	11,816
Operating lease right-of-use assets	6,439	8,027
Intangible assets, net	24,525	26,319
Other assets	20,291	22,625
Total assets	$664,977	$546,380
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,363	$10,655
Accrued compensation and benefits	43,541	57,370
Accrued research and development liabilities	40,997	29,765
Operating lease liabilities, current portion	4,600	4,128
Deferred revenue, current portion	11,771	6,096
Accrued professional and other accrued liabilities	24,944	35,830
Total current liabilities	139,216	143,844
2029 Notes, net	738,376	736,905
2027 Notes, net	544,719	543,379
Term loan, net	436,221	446,445
Operating lease liabilities, net of current portion	5,833	8,981
Deferred revenue, net of current portion	18,627	3,727
Other long-term liabilities	377	5,634
Total liabilities	1,883,369	1,888,915
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	645	478
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 195,178,308 shares issued and 188,986,547 shares outstanding as of September 30, 2024, 181,274,712 shares issued and 175,082,951 shares outstanding as of December 31, 2023	195	181
Treasury stock, at cost; 6,191,761 shares as of September 30, 2024 and December 31, 2023	(275,000)	(275,000)
Additional paid-in capital	1,876,091	1,481,032
Accumulated other comprehensive income	5	31
Accumulated deficit	(2,831,213)	(2,560,501)
Total BridgeBio stockholders’ deficit	(1,229,922)	(1,354,257)
Noncontrolling interests	10,885	11,244
Total stockholders’ deficit	(1,219,037)	(1,343,013)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$664,977	$546,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,732	$4,091	$216,020	$7,558
Operating costs and expenses:
Cost of revenue	598	598	1,794	1,848
Research and development	120,444	125,136	376,111	325,485
Selling, general and administrative	68,819	35,777	194,149	103,007
Restructuring, impairment and related charges	4,621	272	10,912	7,172
Total operating costs and expenses	194,482	161,783	582,966	437,512
Loss from operations	(191,750)	(157,692)	(366,946)	(429,954)
Other income (expense), net:
Interest income	3,296	3,793	12,566	12,460
Interest expense	(23,061)	(20,306)	(69,469)	(61,021)
Gain on deconsolidation of subsidiaries	52,027	—	178,321	—
Loss on extinguishment of debt	—	—	(26,590)	—
Net loss from equity method investments	(6,563)	—	(14,488)	—
Other income (expense), net	1,797	(5,283)	10,648	(4,408)
Total other income (expense), net	27,496	(21,796)	90,988	(52,969)
Net loss	(164,254)	(179,488)	(275,958)	(482,923)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,214	2,489	5,246	7,869
Net loss attributable to common stockholders of BridgeBio	$(162,040)	$(176,999)	$(270,712)	$(475,054)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.86)	$(1.08)	$(1.46)	$(2.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	188,510,372	163,308,632	184,947,173	158,891,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(164,254)	$(179,488)	$(275,958)	$(482,923)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	9	(29)	(26)	362
Comprehensive loss	(164,245)	(179,517)	(275,984)	(482,561)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,214	2,489	5,246	7,869
Comprehensive loss attributable to common stockholders of BridgeBio	$(162,031)	$(177,028)	$(270,738)	$(474,692)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2023 (2)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	$525	187,122,744	$193	6,191,761	$(275,000)	$1,820,994	$2	$(2,595,717)	$(1,049,528)	$12,145	$(1,037,383)
Issuance of shares under equity compensation plans	—	966,153	1	—	—	240	—	—	241	—	241
Repurchase of RSU shares to satisfy tax withholding	—	(56,159)	—	—	—	(1,743)	—	—	(1,743)	—	(1,743)
Stock-based compensation	—	—	—	—	—	31,504	—	—	31,504	—	31,504
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	164	164
Transfers from (to) noncontrolling interests	106	—	—	—	—	(72)	—	—	(72)	(34)	(106)
Deconsolidation of a subsidiary	—	—	—	—	—	135	—	126,294	126,429	14	126,443
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	(854)	—	—	—	—	—	—	(199,750)	(199,750)	(1,234)	(200,984)
Balances as of June 30, 2024	$(223)	188,032,738	$194	6,191,761	$(275,000)	$1,851,058	$(4)	$(2,669,173)	$(1,092,925)	$11,055	$(1,081,870)
Issuance of shares under equity compensation plans	—	912,176	1	—	—	29	—	—	30	—	30
Issuance of common stock under ESPP	—	100,794	—	—	—	2,138	—	—	2,138	—	2,138
Repurchase of RSU shares to satisfy tax withholding	—	(59,161)	—	—	—	(1,443)	—	—	(1,443)	—	(1,443)
Stock-based compensation	—	—	—	—	—	26,647	—	—	26,647	—	26,647
Transfers from (to) noncontrolling interests	1,924	—	—	—	—	(2,790)	—	—	(2,790)	866	(1,924)
Deconsolidation of subsidiaries	—	—	—	—	—	452	—	52,027	52,479	122	52,601
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	9	—	9	—	9
Net loss	(1,056)	—	—	—	—	—	—	(214,067)	(214,067)	(1,158)	(215,225)
Balances as of September 30, 2024	$645	188,986,547	$195	6,191,761	$(275,000)	$1,876,091	$5	$(2,831,213)	$(1,229,922)	$10,885	$(1,219,037)

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Continued)

(Unaudited)

(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2023

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2022 (2)	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	834,427	1	—	—	192	—	—	193	—	193
Issuance of common stock under ESPP	—	192,200	—	—	—	1,809	—	—	1,809	—	1,809
Repurchase of RSU shares to satisfy tax withholding	—	(40,491)	—	—	—	(512)	—	—	(512)	—	(512)
Stock-based compensation	—	—	—	—	—	24,330	—	—	24,330	—	24,330
Issuance of common stock under public offerings, net	—	8,823,530	9	—	—	143,007	—	—	143,016	—	143,016
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	42	42
Transfers from (to) noncontrolling interests	1,633	—	—	—	—	(2,843)	—	—	(2,843)	1,210	(1,633)
Deconsolidation of a subsidiary	899	—	—	—	—	1,949	—	850	2,799	1,151	3,950
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	316	—	316	—	316
Net loss	(1,147)	—	—	—	—	—	—	(140,156)	(140,156)	(1,429)	(141,585)
Balances as of March 31, 2023	$(204)	160,435,238	$167	6,191,761	$(275,000)	$1,106,635	$(12)	$(2,057,455)	$(1,225,665)	$12,256	$(1,213,409)
Issuance of shares under equity compensation plans	—	1,006,597	1	—	—	118	—	—	119	—	119
Repurchase of RSU shares to satisfy tax withholding	—	(85,374)	—	—	—	(1,203)	—	—	(1,203)	—	(1,203)
Stock-based compensation	—	—	—	—	—	24,614	—	—	24,614	—	24,614
Issuance of common stock under public offerings, net	—	63,470	—	—	—	1,033	—	—	1,033	—	1,033
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	40	40
Transfers from (to) noncontrolling interests	1,918	—	—	—	—	(3,097)	—	—	(3,097)	1,179	(1,918)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	75	—	75	—	75
Net loss	(1,381)	—	—	—	—	—	—	(157,899)	(157,899)	(1,423)	(159,322)
Balances as of June 30, 2023	$333	161,419,931	$168	6,191,761	$(275,000)	$1,128,100	$63	$(2,215,354)	$(1,362,023)	$12,052	$(1,349,971)
Issuance of shares under equity compensation plans	—	1,312,888	1	—	—	4,909	—	—	4,910	—	4,910
Issuance of common stock under ESPP	—	147,779	—	—	—	1,588	—	—	1,588	—	1,588
Repurchase of RSU shares to satisfy tax withholding	—	(87,584)	—	—	—	(2,610)	—	—	(2,610)	—	(2,610)
Stock-based compensation	—	—	—	—	—	24,232	—	—	24,232	—	24,232
Issuance of common stock under public offerings, net	—	11,338,940	11	—	—	305,750	—	—	305,761	—	305,761
Issuance of noncontrolling interests	1,500	—	—	—	—	—	—	—	—	41	41
Transfers from (to) noncontrolling interests	1,146	—	—	—	—	(2,373)	—	—	(2,373)	1,225	(1,148)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net loss	(1,576)	—	—	—	—	—	—	(176,999)	(176,999)	(913)	(177,912)
Balances as of September 30, 2023	$1,403	174,131,954	$180	6,191,761	$(275,000)	$1,459,596	$34	$(2,392,353)	$(1,207,543)	$12,405	$(1,195,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2023 and 2022 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(275,958)	$(482,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65,673	71,685
Loss on extinguishment of debt	26,590	—
Accretion of debt	5,399	6,724
Depreciation and amortization	4,708	4,909
Noncash lease expense	3,119	3,024
Accrual of payment-in-kind interest on term loan	—	6,742
Net loss from equity method investments	14,488	—
Loss (gain) on deconsolidation of subsidiaries	(178,321)	1,241
Loss (gain) from investment in equity securities, net	(8,136)	2,951
Other noncash adjustments, net	(2,059)	(332)
Changes in operating assets and liabilities:
Receivables from licensing and collaboration agreements	1,273	11,909
Prepaid expenses and other current assets	(17,543)	(980)
Other assets	(428)	1,443
Accounts payable	5,257	(3,404)
Accrued compensation and benefits	5,580	(4,156)
Accrued research and development liabilities	15,454	(10,544)
Operating lease liabilities	(4,459)	(3,671)
Deferred revenue	20,575	(4,464)
Accrued professional and other liabilities	(6,612)	(3,055)
Net cash used in operating activities	(325,400)	(402,901)
Investing activities:
Purchases of marketable securities	(93,811)	(29,726)
Maturities of marketable securities	95,000	82,550
Purchases of investments in equity securities	(20,271)	(78,314)
Proceeds from sales of investments in equity securities	63,229	80,963
Proceeds from special cash dividends received from investments in equity securities	25,682	—
Payment for an intangible asset	(4,785)	—
Purchases of property and equipment	(886)	(871)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	(140)	(503)
Net cash provided by investing activities	64,018	54,099
Financing activities:
Proceeds from term loan under Financing Agreement	450,000	—
Issuance costs and discounts associated with term loan under Financing Agreement	(15,986)	—
Repayment of term loan under Loan and Security Agreement	(473,417)	—
Proceeds from issuance of common stock through public offerings, net	314,741	450,264
Proceeds from BridgeBio common stock issuances under ESPP	4,502	3,397
Proceeds from stock option exercises, net of repurchases	808	5,222
Transactions with noncontrolling interests	—	1,500
Repurchase of RSU shares to satisfy tax withholding	(6,122)	(4,325)
Net cash provided by financing activities	274,526	456,058
Net increase in cash, cash equivalents and restricted cash	13,144	107,256
Cash, cash equivalents and restricted cash at beginning of period	394,732	416,884
Cash, cash equivalents and restricted cash at end of period	$407,876	$524,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$78,236	$50,826
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid public offering issuance costs	$—	$455
Unpaid property and equipment	$274	$192
Transfers to noncontrolling interests	$(4,719)	$(8,313)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$266,324	$505,213
Restricted cash	139,409	16,652
Restricted cash — Included in “Other assets”	2,143	2,275
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$407,876	$524,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio” or the “Company”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, or “us”). BridgeBio is headquartered in Palo Alto, California. During the nine months ended September 30, 2024, we divested and deconsolidated (i) Portal Therapeutics, Inc. and Sub21, Inc. as part of the GondolaBio, LLC transaction, and (ii) TheRas, Inc. Each of Portal Therapeutics, Inc., Sub21, Inc. and TheRas, Inc. was formerly a majority-owned subsidiary. Portal Therapeutics, Inc. and Sub21, Inc. were contributed to GondolaBio, LLC in the GondolaBio, LLC transaction. GondolaBio, LLC and TheRas, Inc. were funded through private equity financing transactions with certain third party investors during the nine months ended September 30, 2024. Refer to Note 2 and Note 6 for further details regarding the GondolaBio, LLC and TheRas, Inc. transactions.

We continue to evaluate our research and development pipelines and restructure our business to streamline costs and expenses. We also continue to explore business opportunities to partner, divest or delay certain research and development programs to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. We expect that these initiatives, including restructuring, will reduce our operating expenses.

As of November 12, 2024, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2024, we concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued due to our history of recurring losses from operations incurred since inception and our expectation of continuing operating losses for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We are entitled to receive a $500.0 million milestone payment under our Funding Agreement (described in Note 10) upon obtaining the United States Food and Drug Administration (“FDA”) approval of acoramidis. We plan to alleviate substantial doubt by obtaining the $500.0 million milestone payment under our Funding Agreement together with product revenues from the commercial sale of acoramidis, if approved. Although we anticipate receiving FDA approval for acoramidis in late November 2024, we cannot guarantee that we will receive such approval or the resulting milestone payment on a timely basis, or at all, or that we will generate the expected product revenues from the sale of acoramidis, and we may need to raise additional capital to fund our operations. There can be no assurance that any additional financing will be available to us. Failure to obtain FDA approval for acoramidis will result in our inability to receive the $500.0 million milestone payment pursuant to the Funding Agreement, which may significantly harm our business, prospects, financial condition and results of operations. Furthermore, there can be no assurance that in the event we require additional financing, such financing will be available.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim periods.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and U.S. treasury bills.

Marketable securities consist of high investment grade fixed income securities that are primarily invested in U.S. treasury bills. We classify marketable securities as available-for-sale securities and report them at fair value in “Cash and cash equivalents” or “Marketable securities” on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in “Interest income” on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net.” The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of September 30, 2024 and December 31, 2023 we had no marketable securities.

Our cash and cash equivalents are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash and cash equivalents are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$266,324	$375,935
Restricted cash	139,409	16,653
Restricted cash, non-current — included in “Other assets”	2,143	2,144
Total cash, cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows	$407,876	$394,732

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Company’s Term Loans described in Note 9.

Under the terms of the Financing Agreement (as defined in Note 9), the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into escrow accounts to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “Restricted cash” on the condensed consolidated balance sheet. Furthermore, under the terms of the Amended Financing Agreement (as defined in Note 9), between June 20, 2024 and through the earlier of the FDA approval date of a first NDA for acoramidis and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of September 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “Restricted cash” on the condensed consolidated balance sheet. Refer to Note 9 and Note 11 for further details regarding the Financing Agreement and the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

As of December 31, 2023, the use of such non-interest-bearing cash was restricted per the terms of the underlying amended Loan and Security Agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. As of December 31, 2023, restricted cash related to this agreement was $16.5 million, which is presented as part of “Restricted cash” on the condensed consolidated balance sheet. Upon the termination of the Loan and Security Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details) the non-interest-bearing cash was no longer restricted.

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of September 30, 2024, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets. As of December 31, 2023, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the condensed consolidated balance sheets.

Equity Method Investments and Other Equity Investments

We use the equity method to account for any of our investments under the scope of Accounting Standards Codification (“ASC”) 323 Investments — Equity Method and Joint Ventures, where we may not be the primary beneficiary, but may still exercise significant influence over operating activities of the investee. Our consolidated net loss includes our Company’s proportionate share of the net income or loss from equity method investment and amortization of any in-process research and development (“IPR&D asset”). Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, and other material transactions.

Since inception through August 16, 2024, Portal Therapeutics, Inc. and Sub21, Inc. were majority-owned consolidated subsidiaries of the Company. On August 16, 2024, the Company contributed its equity ownership in these entities to GondolaBio, LLC, a Delaware limited liability company (“GondolaBio”), and as a result, Portal Therapeutics, Inc. and Sub21, Inc. were deconsolidated in conjunction with the GondolaBio transaction described below.

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company, on the recommendation of a special committee of independent and disinterested directors of the Company, entered into a transaction agreement (the “Transaction Agreement”) providing for the formation and funding by certain third party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including certain assets contributed to GondolaBio by the Company. The third party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of September 30, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. On August 16, 2024, in conjunction with the Transaction Agreement, GondolaBio’s limited liability company agreement was amended and restated to reflect a change in its governance structure and composition of the board of managers, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sub21, Inc. Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting as of August 16, 2024.

Since inception through April 29, 2024, TheRas, Inc. (“TheRas”) was a majority-owned consolidated subsidiary of the Company. On April 30, 2024, the Company completed a $200.0 million private equity financing with external investors of TheRas, Inc., to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, Company ownership was reduced to 37.9% of TheRas’ equity. As part of the private equity financing transaction, TheRas’ Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in TheRas’ governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, TheRas was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact TheRas’ economic performance. Accordingly, BridgeBio deconsolidated TheRas, Inc. and accounted for BridgeBio’s retained investment in TheRas, Inc., for which it has significant influence through its ownership interest, using the equity method of accounting as of April 30, 2024.

As of December 31, 2020, we had an equity method and equity security investments in PellePharm. The equity security investments in PellePharm were without a readily determinable fair value and were carried at cost less impairment plus or minus observable price changes. PellePharm became a consolidated VIE in April 2021 under ASC 810 — Consolidation. On January 16, 2023, PellePharm’s board of directors authorized the assignment of all PellePharm’s assets to PellePharm ABC, LLC for liquidation and distribution under the General Assignment for the Benefit of Creditors (“ABC”). As part of the ABC proceedings, PellePharm’s board of directors resigned effective March 6, 2023. The date the board of directors resigned was determined to be a VIE reconsideration event. Based on the changes to PellePharm’s governance structure and composition of the board of directors as a result of the ABC, BridgeBio was no longer the primary beneficiary, as it no longer had the power over key decisions that significantly impact PellePharm’s economic performance. Accordingly, BridgeBio deconsolidated PellePharm effective during the three months ended March 31, 2023.

Refer to Note 6 for further discussion on the GondolaBio, TheRas and PellePharm investments.

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities consisted of the following balances:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued professional services	$3,789	$7,412
Accrued interest	3,414	17,761
Milestone liability	4,785	6,000
Other accrued liabilities	12,956	4,657
Accrued professional and other accrued liabilities	$24,944	$35,830

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, receivables from license and collaboration agreements, and restricted cash. Substantially all of our cash, cash equivalents, marketable securities and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced or recorded any credit losses associated with its balances as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023.

We are subject to credit risk from receivables from license and collaboration agreements. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Receivables from license and collaboration agreements are recorded net of allowance for credit losses, if any.

We are subject to certain risks and uncertainties and we believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: ability to obtain future financing, regulatory approval and market acceptance of, and reimbursement for, product candidates, performance of third party contract research organizations and manufacturers upon which we rely, development of sales channels, protection of our intellectual property, litigation or claims against

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

us based on intellectual property, patent, product, regulatory, clinical or other factors, and our ability to attract and retain employees necessary to support our growth.

We are dependent on third party manufacturers to supply products for research and development activities in our programs and for the anticipated commercialization of acoramidis. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$126,476	$126,476	$—	$—
Treasury bills	45,910	—	45,910	—
Agency discount notes	47,530	—	47,530	—
Total cash equivalents	219,916	126,476	93,440	—
Total financial assets	$219,916	$126,476	$93,440	$—
Liability
Embedded derivative	$1,751	$—	$—	$1,751

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

Investments in Equity Securities

We have investments in equity securities of publicly held companies and we do not have restrictions on our ability to sell these securities. We have classified our investments in equity securities within Level 1, as the fair value of these equity securities are derived from observable inputs such as quoted prices in active markets. Our investments in equity securities, which only consisted of an investment in LianBio, had an aggregate fair value of nil as of September 30, 2024 (refer to Note 6). Our investments in equity securities had an aggregate fair value of $58.9 million as of December 31, 2023, which included an investment in LianBio with a fair value of $22.4 million.

Total realized and unrealized gains and losses associated with investments in equity securities during the periods presented consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net realized gains recognized on investments in equity securities sold	$—	$253	$8,136	$9,049
Net unrealized losses recognized on investments in equity securities held as of the end of the period	—	(5,603)	—	(12,000)
Total net gains (losses) included in “Other income (expense), net”	$—	$(5,350)	$8,136	$(2,951)

LianBio Warrant

As of December 31, 2023 our subsidiary, QED Therapeutics, Inc. (“QED”), held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”, refer to Note 6). We had classified the LianBio Warrant, which pertained to an equity security of a publicly held company, within Level 1 as the fair value of this equity security was derived from observable inputs such as quoted prices in an active market. In February 2024, we fully exercised the LianBio Warrant and purchased 347,569 shares of LianBio common stock for an immaterial amount.

Notes

The fair values of our 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, refer to Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of September 30, 2024, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $624.2 million and $565.1 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes was $638.7 million and $695.8 million, respectively, based on their market prices on the last trading day for the period.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Term Loan

The fair value of our outstanding term loan (refer to Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan under the Financing Agreement (as defined in Note 9 below) as of September 30, 2024 was $453.1 million and under the Loan Agreement (as defined in Note 9 below) as of December 31, 2023 was $389.1 million.

4.
Cash Equivalents

Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds and U.S. treasury bills.

Cash equivalents consisted of the following:

	September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$126,476	$—	$—	$126,476
Treasury bills	45,907	4	(1)	45,910
Agency discount notes	47,528	4	(2)	47,530
Total cash equivalents	$219,911	$8	$(3)	$219,916

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$13,530	$—	$—	$13,530
Treasury bills	256,036	31	—	256,067
Total cash equivalents	$269,566	$31	$—	$269,597

5.
Noncontrolling Interests

As of September 30, 2024 and December 31, 2023, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three and nine months ended September 30, 2024, the adjustments in the aggregate amounted to $(2.8) million and $(4.7) million, respectively. For the three and nine months ended September 30, 2023, the adjustments in the aggregate amounted to $(2.4) million and $(8.3) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Equity Method Investments and Other Equity Investments

GondolaBio

Since inception through August 16, 2024, Portal Therapeutics, Inc. and Sub21, Inc. were majority-owned consolidated subsidiaries of the Company. On August 16, 2024, the Company contributed its equity ownership in these entities to GondolaBio, LLC and as a result, Portal Therapeutics, Inc. and Sub21, Inc. were deconsolidated in conjunction with the GondolaBio transaction below.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of September 30, 2024. The related party investors contributed cash in an aggregate of $42.5 million to GondolaBio as of September 30, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded.

On August 16, 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. During the three months ended September 30, 2024, we recognized a net gain from deconsolidation of approximately $52.0 million which is presented as part of “Other income (expense), net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a basis difference) which was allocated to GondolaBio’s in-process research and development (“IPR&D asset”). The basis difference is amortized as a component of net loss from equity method investment over the useful life of the IPR&D asset. The amortization of the IPR&D asset for the period from August 16, 2024 through September 30, 2024 was $0.1 million.

For the period from August 16, 2024 through September 30, 2024, the Company recognized a net loss from equity method investment of $1.4 million. As of September 30, 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio is $48.6 million and is presented as part of “Investment in nonconsolidated entities” on the condensed consolidated balance sheets.

In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition service agreement (the “GondolaBio Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. Under the GondolaBio Transition Service Agreement, the Company recognized $0.4 million in other income and $0.4 million in pass-through costs recorded as an offset against operating expenses, during the three months and nine months ended September 30, 2024. As of September 30, 2024, the Company recognized $2.1 million in “Prepaid expenses and other current assets” related to the receivable under the Transaction Agreement and for transitionary consulting services provided by BridgeBio to GondolaBio. As of September 30, 2024, the Company also recognized $0.6 million in “Accrued professional and other liabilities” related to the payable under the Transaction Agreement and for transitionary consulting services provided by GondolaBio to BridgeBio.

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

As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly,

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

BridgeBio deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million net gain from deconsolidation of a subsidiary, which is presented on the condensed consolidated statements of operations for the nine months ended September 30, 2024. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by BBOT on April 30, 2024.

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. BBOT was also deemed a related party. BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of BBOT (referred to as a “basis difference”). The basis difference was attributed to BBOT’s in-process research and development (“IPR&D asset”), and is amortized as a component of net loss from equity method investment over the estimated useful life of the IPR&D asset. The amortization of the IPR&D asset for the period from May 1, 2024 through September 30, 2024 was $1.0 million.

For the three months ended September 30, 2024 and the period from May 1, 2024 through September 30, 2024, we recognized a net loss from equity method investment of $5.2 million and $13.1 million, respectively. As of September 30, 2024, the aggregate carrying amount of our equity method investment in BBOT is $111.8 million and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

In addition, on April 30, 2024, the Company and BBOT entered into an 18-month transition service agreement (the “BBOT Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and BBOT. Under the BBOT Transition Service Agreement, the Company recognized $0.8 million and $1.6 million in other income and $0.6 million and $0.7 million as an offset against operating expenses during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recognized $1.4 million in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to BBOT. The Company also recognized $0.4 million and $0.7 million in “Research and development” expenses during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company recognized $0.3 million in “Accrued research and development liabilities” for transitionary consulting services provided by BBOT to BridgeBio.

LianBio

In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, an exempt company organized under the laws of the Cayman Islands (together with its subsidiaries, “LianBio”), pursuant to which BBP LLC received equity in LianBio (the “LianBio Exclusivity Agreement”). We account for BBP LLC’s equity interest in LianBio under ASC 321 Investments - Equity Securities as an investment in equity securities. For the three months ended September 30, 2024 and 2023, we recorded an unrealized loss of nil and $4.0 million, respectively, for the ongoing mark-to-market adjustments of the investment. For the nine months ended September 30, 2024 and 2023, we recorded an unrealized loss of nil and $0.8 million, respectively, for the ongoing mark-to-market adjustments of the investment (refer to Note 3).

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

In February 2024, QED exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. In March 2024, we received net proceeds of $25.7 million as special cash dividends and recognized net realized gains of $1.8 million from our investment in LianBio equity securities. As of September 30, 2024, the Company held 5,350,361 shares of LianBio common stock.

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

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	September 30, 2024		December 31, 2023
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	10.2 years	$32,500	11.0 years	$32,500
Less: accumulated amortization		(7,975)		(6,181)
Total		$24,525		$26,319

Amortization expense, recorded as part of “Cost of revenue” for the three months ended September 30, 2024 and 2023, was $0.6 million and $0.6 million, respectively. Amortization expense, recorded as part of “Cost of revenue” for the nine months ended September 30, 2024 and 2023, was $1.8 million and $1.8 million, respectively. Future amortization expense is $0.6 million for the remainder of 2024, $2.4 million for each of the years from 2025 to 2028 and $14.3 million thereafter.

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

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the FDA approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis. All clinical investigations under the associated IND were discontinued as of March 2023 and a request to withdraw the NDA for Truseltiq was submitted in May 2023, due to difficulty enrolling study patients for the required confirmatory trial. Accordingly, the FDA announced the withdrawal of the approval of TRUSELTIQTM in May 2023. The intellectual property rights, patents and know-how related to infigratinib is being applied to other clinical investigations for FGFR-driven diseases.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. In March 2024, QED and FMI entered into a settlement agreement for QED to pay the remaining $9.6 million payable over 12 equal monthly installments of $0.8 million beginning in March 2024. As of September 30, 2024, the amount due to FMI is presented in our condensed consolidated balance sheets as $4.8 million in “Accrued professional and other accrued liabilities.” As of December 31, 2023, the amount due to FMI is presented in our condensed consolidated balance sheets as $6.0 million in “Accrued professional and other accrued liabilities” and $5.0 million in “Other long-term liabilities,” respectively.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2024.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$1,476	$222
Stock (2)	18,167	—
Cash or stock at our sole discretion	60,313	2,256
Total	$79,956	$2,478

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2024 and December 31, 2023, there were no material amounts accrued related to termination charges (refer to Note 16).

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

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on September 30, 2024, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	September 30, 2024		December 31, 2023
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(9,124)	(5,281)	(10,595)	(6,621)
Net carrying amount	$738,376	$544,719	$736,905	$543,379

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	494	449	943	1,471	1,340	2,811
Total interest and amortization expense	$4,699	$3,887	$8,586	$14,085	$11,653	$25,738

Effective interest rate	2.6%	2.8%		2.6%	2.8%

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	2029 Notes	2027 Notes	Total	2029 Notes	2027 Notes	Total
	(in thousands)			(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	482	438	920	1,434	1,304	2,738
Total interest and amortization expense	$4,687	$3,876	$8,563	$14,048	$11,617	$25,665

Effective interest rate	2.6%	2.8%		2.6%	2.8%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2024, interest payable on the 2029 and 2027 Notes amounted to $2.8 million and $0.6 million, respectively. As of December 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively.

Future minimum payments under the Notes as of September 30, 2024 are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2024	$—	$—	$—
Year ending December 31:
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
2028	16,819	—	16,819
Thereafter	755,909	—	755,909
Total future payments	823,185	584,375	1,407,560
Less amounts representing interest	(75,685)	(34,375)	(110,060)
Total principal amount	$747,500	$550,000	$1,297,500

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2024, we recognized interest expense related to the Amended Loan Agreement of nil and $3.0 million, respectively, of which nil and $0.4 million, respectively, relates to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2023, we recognized interest expense related to the Amended Loan Agreement of $11.6 million and $34.6 million, respectively, of which $1.2 million and $4.0 million, respectively, relates to amortization of debt discount and issuance costs. As of December 31, 2023, interest payable under the Amended Loan Agreement included in “Accrued professional and other accrued liabilities” in our condensed consolidated balance sheet amounted to $6.7 million.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The completion of the $200.0 million private equity financing with external investors of BBOT was considered an asset sale transaction that was subject to a disposition fee under the Financing Agreement. Accordingly, we paid a disposition fee of $1.1 million to the Administrative Agent in May 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

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

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”). Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the date the FDA approves a first NDA for acoramidis and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of September 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “restricted cash” on the condensed consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of September 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

We received net proceeds from the Initial Term Loan of $434.0 million, after deducting debt discount and issuance costs of $16.0 million.

The balances of our borrowing under the Amended Financing Agreement consisted of the following:

September 30, 2024
(in thousands)
Principal value of term loan	$450,000
Debt discount, issuance costs and exit fee accretion	(13,779)
Term loan, net	$436,221

For the three and nine months ended September 30, 2024, we recognized interest expense related to the Amended Financing Agreement of $14.4 million and $40.6 million, respectively, of which $0.8 million and $2.2 million, respectively, relates to amortization of debt discount and issuance costs. There was no interest payable under the Amended Financing Agreement as of September 30, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum payments under the Amended Financing Agreement as of September 30, 2024 are as follows:

Amount
(in thousands)
Remainder of 2024	$13,610
Year Ending December 31:
2025	53,995
2026	53,995
2027	119,454
2028	131,732
2029	294,327
Total future payments	667,113
Less amounts representing interest	(217,113)
Total principal amount of term loan payments	$450,000

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

As of September 30, 2024, the Company has not received proceeds under the Funding Agreement. As of September 30, 2024, we recognized deferred issuance costs of $6.0 million in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon EU Commission Regulatory approval of acoramidis on or before December 31, 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

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

We determined the initial transaction price at inception of the Bayer Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028. We have recognized $0.3 million and $0.7 million of revenue relating to this performance obligation during the three and nine months ended September 30, 2024.

As of September 30, 2024, there are no outstanding receivables from licensing and collaboration agreements relating to the Bayer Agreement within our condensed consolidated balance sheet. During the three and nine months ended September 30, 2024 we recognized license revenue of $0.3 million and $131.2 million, respectively, under the Bayer Agreement. Our condensed consolidated balance sheet as of September 30, 2024 includes a deferred revenue balance of $3.8 million ($1.4 million presented as “Deferred revenue, current portion” and $2.4 million included in “Deferred revenue, net of current portion”) related to our research and development services obligations.

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

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the active pharmaceutical ingredient (“API”) used to manufacture the product and the packaging price. As of September 30, 2024, there have been no commercial product supply sales to Bayer.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the development services to extend through 2029. We have recognized $1.4 million and $4.3 million of revenue relating to this performance obligation during the three and nine months ended September 30, 2024, respectively.

In May 2024, QED and KKC negotiated a letter of agreement to commence manufacturing while a clinical supply agreement was in negotiation. KKC agreed to reimburse QED the full cost incurred for manufacturing. For the three and nine months ended September 30, 2024, QED has been reimbursed $0.7 million, respectively, in accordance with this letter of agreement, and such costs are included in revenue in our condensed consolidated statement of operations.

As of September 30, 2024, there are no outstanding receivables from licensing and collaboration agreements relating to the KKC Agreement within our condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, we recognized license revenue of $2.1 million and $74.1 million under the KKC Agreement. Our condensed consolidated balance sheet as of September 30, 2024 includes a deferred revenue balance of $26.6 million ($10.4 million presented as “Deferred revenue, current portion” and $16.2 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Additionally, Navire was eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development” in our condensed consolidated statement of operations.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We entered into a clinical supply agreement for supply of clinical quantities of the licensed product for the licensed territory with BMS in March 2023. We determined that the optional right to future products under this supply agreement did not represent a material right. Navire supplied insignificant amounts to BMS as part of the clinical supply agreement for the three and nine months ended September 30, 2024. Navire supplied $1.7 million to BMS as part of the clinical supply agreement for the three and nine months ended September 30, 2023.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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
•
We are recognizing revenue related to the research and development services to complete the Phase 1 Trials for BBP-398 over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. As a result of the Navire-BMS License Agreement termination, the research and development services performance obligation is complete and there are no remaining performance obligations. As such, the remaining revenue allocated to this performance obligation was recognized during the three months ended March 31, 2024. Revenue recognized related to this performance obligation for the three and nine months ended September 30, 2024 was nil and $9.9 million, respectively. Revenue recognized related to this performance obligation for the three and nine months ended September 30, 2023, was $1.3 million and $4.5 million, respectively.

For the three and nine months ended September 30, 2024, we have recognized nil and $9.9 million, respectively, in revenue relating to the Navire-BMS Agreement. For the three and nine months ended September 30, 2023, we have recognized $3.0 million and $6.2 million in revenue, respectively, relating to the Navire-BMS Agreement. As of September 30, 2024, there are no remaining balances in deferred revenue within our condensed consolidated balance sheet. Our condensed consolidated balance sheet as of December 31, 2023 includes a deferred revenue balance of $9.9 million ($6.1 million presented as “Deferred revenue, current portion” and $3.8 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Upon the effective date of the MTA, outstanding obligations of $31.3 million ($18.8 million relating to contracted research and development and commercial activities and $12.5 million relating to the reimbursement of QED’s obligation to FMI) under the Amended QED-Helsinn License and Collaboration Agreement related to the contracted services during the transitional period became due, of which all payments have been paid in full. In March 2024, QED reduced its obligation to FMI to $9.6 million and therefore, pursuant to the MTA, QED’s responsibility for close-out activities was lowered to this amount and Helsinn’s reimbursement of QED’s obligation to FMI was reduced from $11.0 million to $9.6 million. For the three and nine months ended September 30, 2024, QED has incurred immaterial close out costs and the net costs are subject to 50% reimbursement from Helsinn. For the three and nine months ended September 30, 2023, QED has incurred $0.2 million and $5.9 million of close-out costs, respectively, of which $0.2 million and $4.7 million are subject to 50% reimbursement from Helsinn, respectively. As of September 30, 2024, there is no outstanding receivable balance due from Helsinn. As of December 31, 2023, the outstanding receivable due from Helsinn was $0.6 million. The outstanding receivables are presented in “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets. Close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” for the three and nine months ended September 30, 2024 and 2023, respectively, within our condensed consolidated statement of operations (refer to Note 16).

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

We evaluated the terms of the QED-Helsinn License and Collaboration Agreement and identified Helsinn as a customer with the following two distinct performance obligations: (1) exclusive licenses to develop, manufacture, and commercialize the underlying product, and (2) transfer of inventory within the transitional supply period. The Amended QED-Helsinn License and Collaboration Agreement did not give rise to any additional performance obligations. All of the license revenue, $56.0 million, relating to these units of account accounted for under ASC 606 were recognized in the year ended December 31, 2021.

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized an immaterial amount of Helsinn’s share of research and development expenses for the three and nine months ended September 30, 2024 as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $0.1 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, as a reduction to restructuring, impairment and related charges.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We accounted for the Navire-LianBio License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we entered into a clinical and commercial supply agreement with LianBio for the licensed territory in July 2022. We determined that the optional right to future products under this supply agreement did not represent a material right. During the three and nine months ended September 30, 2024, we have not provided any clinical supply to LianBio. During the three and nine months ended September 30, 2023, we provided $1.1 million of clinical supply to LianBio and recorded such amounts within “Revenue” in our condensed consolidated statement of operations.

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

We accounted for the QED-LianBio License Agreement and the LianBio Exclusivity Agreement as a single transaction under ASC 606 and identified the exclusive license as a distinct performance obligation since LianBio can benefit from the license on its own by developing and commercializing the underlying product using its own resources. In addition, we entered into a clinical supply agreement with LianBio for the licensed territory in November 2021. We determined that LianBio’s optional right to future products under this supply agreement did not represent a material right. We have not provided any clinical supplies to LianBio during the three and nine months ended September 30, 2024. We provided insignificant amounts of clinical supplies to LianBio during the three and nine months ended September 30, 2023 and recorded such amounts within “Revenue” in our condensed consolidated statement of operations.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020 and may enter into a commercial supply agreement for the licensed territory. Eidos determined that the optional right to future products under these supply agreements does not represent a material right. Eidos has supplied insignificant amounts to Alexion as part of the clinical supply agreement during the three and nine months ended September 30, 2024 and 2023, respectively, and has recorded such amounts within “Revenue” in our condensed consolidated statement of operations.

Receivables from Licensing and Collaboration Agreements

Receivables from licensing and collaboration agreements represent valid claims against our partners, customers, biopharmaceutical companies including unbilled receivables and royalty payments due from third parties for licensing the Company’s technologies. Unbilled receivables include balances due from our biopharmaceutical customers related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. As of September 30, 2024 and December 31, 2023, the Company had unbilled receivables of $0.2 million and $0.9 million, respectively, of which 75.6% and 61.9%, respectively, of total unbilled receivables related to one partner. Total receivables from licensing and collaboration agreements as of September 30, 2024 and December 31, 2023 are $0.5 million and $1.8 million, respectively, and are presented as “Receivables from licensing and collaboration agreements” within our condensed consolidated balance sheets.

The Company evaluates the collectability of its receivables from licensing and collaboration agreements based on historical collection trends, the financial condition of payment partners, and external market factors and provides for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of September 30, 2024 and December 31, 2023, the Company did not have an allowance for credit losses.

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the nine months ended September 30, 2024, we incurred and paid $8.1 million of licensing fees due to Stanford University related to the Company entering into an exclusive

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

license agreement with Bayer in March 2024. For the three and nine months ended September 30, 2023, the licensing fees incurred were not material.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. For the three and nine months ended September 30, 2024 and 2023, the research and development expenses QED recognized were nil in connection with this agreement.

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

For the three and nine months ended September 30, 2024, $1.4 million and $2.3 million, respectively, in research and development expenses was incurred, which was net of $1.2 million and $2.3 million, respectively, in cost sharing credits received in connection with the Resilience Agreements.

In September 2024, we announced our decision to cease pursuing development of BBP-631, the Company’s investigational adeno-associated virus 5 gene therapy, for congenital adrenal hyperplasia (“CAH”), under our plans to reprioritize and advance our corporate strategy and development programs (Refer to Note 16 for additional details). In October 2024, Adrenas provided written notice to Resilience for the termination of the Development and Manufacturing Services Agreement and Project Agreement for the clinical application of BBP-631 effective October 2024, and all rights and obligations thereunder.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Straight line operating lease costs	$1,026	$1,000	$3,119	$3,024
Finance lease costs	98	104	299	317
Variable lease costs	1,484	1,768	4,974	5,186
Total lease cost	$2,608	$2,872	$8,392	$8,527

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,459	$3,671
Operating cash flows for finance lease	334	325
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,292	1,179

Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	4.0	4.4
Finance lease	1.3	2.3
Weighted-average discount rate
Operating leases	6.17%	5.99%
Finance lease	6.62%	6.62%

As of September 30, 2024, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2024	$1,048
Year ending December 31:
2025	5,109
2026	2,281
2027	464
2028	464
Thereafter	2,206
Total future minimum lease payments	11,572
Imputed interest	(1,139)
Total	$10,433

Reported as of September 30, 2024
Operating lease liabilities, current portion	$4,600
Operating lease liabilities, net of current portion	5,833
Total operating lease liabilities	$10,433

The impairment loss recognized was not material for the three and nine months ended September 30, 2024. No impairment loss was recognized during the three and nine months ended September 30, 2023.

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

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the nine months ended September 30, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of September 30, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$12,124	$—	$12,124	$29,803	$37	$29,840
Selling, general and administrative	14,969	—	14,969	47,511	—	47,511
Restructuring, impairment and related charges	38	—	38	81	—	81
Total stock-based compensation	$27,131	$—	$27,131	$77,395	$37	$77,432

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
			(in thousands)
Research and development	$14,103	$41	$14,144	$39,028	$124	$39,152
Selling, general and administrative	13,086	—	13,086	38,731	—	38,731
Total stock-based compensation	$27,189	$41	$27,230	$77,759	$124	$77,883

We recorded nil and $11.8 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded $4.6 million and $6.2 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash.

Equity-Based Awards of BridgeBio

In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares authorized for issuance by 6,500,000 shares. As of September 30, 2024, 10,045,087 shares and 1,044,511 shares were reserved for future issuances under the 2021 A&R Plan and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares in 2021 specifically under the Eidos Award Exchange (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan, the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended September 30, 2024 we recognized nil stock-based compensation cost associated with performance-based milestone awards. For the nine months ended September 30, 2024 we recognized a net reversal of $8.7 million in stock-based compensation cost associated with performance-based milestone awards, which includes reversals totaling $8.9 million for obligations that were no longer determined to be probable. For the three and nine months ended September 30, 2023 we recognized $0.6 million and $2.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2023. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of September 30, 2024.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and nine months ended September 30, 2024, we recognized $0.5 million and $1.4 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2024. The $1.4 million in stock-based compensation associated with performance-based milestone awards during the nine months ended September 30, 2024 includes reversals totaling $1.6 million as the obligation was no longer determined to be probable. For the three and nine months ended September 30, 2023, we recognized $2.8 million and $5.8 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2023. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of September 30, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2024:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023		12,332,442
Regular equity program	10,793,862		$25.69	7.1	$178,594
Eidos Awards Exchange	1,221,942		$14.60	4.7	$31,580
Exchange Program	316,638		$2.19	5.3	$12,105
Granted		401,924
Regular equity program	401,924		$27.54
Exercised		(51,389)
Regular equity program	(14,066)		$19.04
Eidos Awards Exchange	(37,323)		$14.48
Cancelled		(4,487)
Regular equity program	(620)		$31.14
Eidos Awards Exchange	(3,867)		$63.38
Outstanding as of September 30, 2024		12,678,490
Regular equity program	11,181,100		$25.76	6.5	$66,885
Eidos Awards Exchange	1,180,752		$14.44	4.0	$13,630
Exchange Program	316,638		$2.19	4.5	$7,476
Exercisable as of September 30, 2024		10,250,946
Regular equity program	8,755,976		$27.09	6.0	$46,675
Eidos Awards Exchange	1,180,752		$14.44	4.0	$13,630
Exchange Program	314,218		$2.18	4.5	$7,422

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 was $21.28.

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2024 was $0.9 million.

For the three and nine months ended September 30, 2024, we recognized stock-based compensation expense of $5.2 million and $17.4 million, respectively, related to stock options under the Plans. For the three and nine months ended September 30, 2023, we recognized stock-based compensation expense of $6.7 million and $21.7 million, respectively, related to stock options under the Plans. As of September 30, 2024, there was $27.1 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.7 years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2024:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	8,942,813	$16.27
Granted	4,556,308	$28.25
Vested	(2,868,463)	$18.70
Cancelled	(677,533)	$20.71
Balance as of September 30, 2024	9,953,125	$20.75

For the three and nine months ended September 30, 2024, we recognized stock-based compensation expense of $19.0 million and $58.3 million, respectively, related to RSUs under the Plans. For the three and nine months ended September 30, 2023 we recognized stock-based compensation expense of $15.5 million and $42.9 million, respectively, related to RSUs under the Plans. As of September 30, 2024, there was $189.9 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.8 years.

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

As of September 30, 2024, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For three and nine months ended September 30, 2024, we recognized stock-based compensation expense of $1.7 million and $6.5 million, respectively, related to market-based RSU awards. As of September 30, 2024, there was $3.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 0.9 year.

Restricted Stock Awards (RSAs) of BridgeBio

The following table summarizes our RSA activity under the Plans for the nine months ended September 30, 2024:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	85,453	$7.27
Granted — Exchange Program	8,057	$38.74
Vested — Exchange Program	(8,057)	$38.74
Vested — Regular equity program	(85,453)	$7.27
Balance as of September 30, 2024	—	$—

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Exchange Program	$—	$451	$312	$4,056
Other RSAs	—	1,022	621	3,071
Total stock-based compensation expense	$—	$1,473	$933	$7,127

As of September 30, 2024, there was no unrecognized compensation cost related to RSAs under the Plans. The balance of unvested RSAs as of December 31, 2023 is included as outstanding shares disclosed on the condensed consolidated balance sheets as the shares were issued but were subject to forfeiture per the terms of the awards.

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

For the three and nine months ended September 30, 2024, stock-based compensation expense related to our ESPP was $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2023, stock-based compensation expense related to our ESPP was $0.6 million and $1.5 million, respectively. As of September 30, 2024, 3,361,774 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the nine months ended September 30, 2024, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	5.95 - 6.03	0.50
Expected volatility	92.0% - 93.1%	52.0% - 122.1%
Risk-free interest rate	3.8% - 4.3%	5.0% - 5.5%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$21.28	$11.34

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

Upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $6.0 million to $8.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

“Restructuring, impairment and related charges” included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Winding down, exit and other related costs	$2,885	$272	$6,402	$6,457
Severance and employee-related costs	1,736	—	4,239	715
Long-lived assets impairments and write-offs	—	—	271	—
Total	$4,621	$272	$10,912	$7,172

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$55	$6,826
Restructuring, impairment and related charges	10,912	7,172
Cash payments	(8,240)	(13,851)
Noncash activities	(359)	—
Ending balance	$2,368	$147

Restructuring liabilities are presented in our condensed consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts payable	$176	$48
Accrued compensation and benefits	1,206	—
Accrued research and development liabilities	856	7
Accrued professional and other accrued liabilities	130	—
Total	$2,368	$55

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and nine months ended September 30, 2024 and 2023.

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

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2024 and 2023, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following table summarizes the common stock equivalents that were anti-dilutive:

	As of September 30,
	2024	2023
Unvested RSAs	—	218,934
Unvested RSUs	9,953,125	9,415,372
Unvested performance-based RSUs	3,326	7,875
Unvested market-based RSUs	375,000	—
Common stock options issued and outstanding	12,678,490	12,410,230
Estimated shares issuable under performance-based milestone compensation arrangements	2,845,476	6,339,874
Estimated shares issuable under the ESPP	50,969	28,912
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
	46,487,679	49,002,490

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

Overview

BridgeBio Pharma, Inc. (“we”, the “Company”, or “BridgeBio”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 18 Investigational New Drug applications, or INDs, and had two products approved by the U.S. Food and Drug Administration (“FDA”). We have worked across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

We have incurred significant operating losses since our inception. For the nine months ended September 30, 2024 and 2023, we incurred net losses of $276.0 million and $482.9 million, respectively.

We continue to evaluate our research and development pipelines and restructure our business to streamline costs and expenses. We also continue to explore business opportunities to partner, divest or delay certain research and development programs to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. We expect that these initiatives, including restructuring will reduce our operating expenses.

As of November 12, 2024, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2024, we concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued due to our history of recurring losses from operations incurred since inception and our expectation of continuing operating losses for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We are entitled to receive a $500.0 million milestone payment under our Funding Agreement (described in Note 10 of our condensed consolidated financial statements) upon obtaining the FDA approval of acoramidis. We plan to alleviate substantial doubt by obtaining the $500.0 million milestone payment under our Funding Agreement together with product revenues from the commercial sale of acoramidis, if approved. Although we anticipate receiving FDA approval for acoramidis in late November 2024, we cannot guarantee that we will receive such approval or the resulting milestone payment on a timely basis, or at all, or that we will generate the expected product revenues from the sale of acoramidis, and we may need to raise additional capital to fund our operations. There can be no assurance that any additional financing will be available to us. Failure to obtain FDA approval for acoramidis will result in our inability to receive the $500.0 million milestone payment pursuant to the Funding Agreement, which may significantly harm our business, prospects, financial condition and results of operations. Furthermore, there can be no assurance that in the event we require additional financing, such financing will be available.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. While we have undertaken activities in preparation for commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur significant operating and net losses for at least the next several years. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives.

Since inception through August 16, 2024, Portal Therapeutics, Inc. and Sub21, Inc. were our majority-owned consolidated subsidiaries. On August 16, 2024, we contributed all of our equity ownership in these entities to GondolaBio, LLC and as a result, Portal Therapeutics, Inc. and Sub21, Inc. were deconsolidated in conjunction with the GondolaBio transaction below.

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, based on the recommendation of a special committee of independent and disinterested directors of BridgeBio, we entered into a transaction agreement (the “Transaction Agreement”) providing for the formation and funding by certain third party investors of GondolaBio, LLC, a Delaware limited liability company (“GondolaBio”), a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including certain assets contributed to GondolaBio by BridgeBio. The investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Sequoia Capital, Frazier Life Sciences, Cormorant Asset Management, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer. The investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of September 30, 2024. We contributed certain assets and our equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. On August 16, 2024, in conjunction with the Transaction Agreement, GondolaBio’s limited liability company agreement was amended and restated to reflect a change in its governance structure and composition of the board of managers, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, we are no longer the primary beneficiary, as we no longer have the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, we deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized an approximate $52.0 million net gain from deconsolidation of subsidiaries which is presented on the condensed consolidated statements of operations for the nine months ended September 30, 2024. Upon the deconsolidation of GondolaBio, we accounted for our investment in GondolaBio, for which we had significant influence through our ownership interest, using the equity method of accounting as of August 16, 2024. GondolaBio was also deemed a related party. For the period August 16, 2024 through September 30, 2024, we recognized a net loss from equity method investment of $1.4 million. As of September 30, 2024, the aggregate carrying amount of our equity method investment in GondolaBio is $48.6 million and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (BBOT), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in the governance structure and composition of the board of directors, we are no longer the primary beneficiary of BBOT, as we no longer have the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, we deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million net gain from deconsolidation of subsidiaries which is presented on the condensed consolidated statements of operations for the nine months ended September 30, 2024. Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investments in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting. BBOT was also deemed a related party. For the period May 1, 2024 through September 30, 2024, we recognized a net loss from equity method investment of $13.1 million. As of September 30, 2024, the aggregate carrying amount of our equity method investment in BBOT is $111.8 million and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

On March 1, 2024, certain subsidiaries of BridgeBio, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon EU Commission Regulatory approval of acoramidis on or before December 31, 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement. In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the API used to manufacture the product and the packaging price. As of September 30, 2024, there have been no commercial product supply sales to Bayer.

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

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”), which under certain conditions may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events, and also in the event the Funding Date does not occur on or prior to May 15, 2025 (in which case either party may terminate the Funding Agreement at no charge and without premium or penalty). As of September 30, 2024, the Company has not received proceeds under the Funding Agreement. Refer to “Liquidity and Capital Resources” section for additional details regarding this agreement.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631, the Company’s investigational adeno-associated virus 5 gene therapy, for congenital adrenal hyperplasia (“CAH”) in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $6.0 million to $8.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings. During the nine months ended September 30, 2024 and 2023, our restructuring, impairment and related charges amounted to $10.9 million and $7.2 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$2,732	$4,091	$216,020	$7,558
Cost of revenue	598	598	1,794	1,848
Research and development	120,444	125,136	376,111	325,485
Selling, general and administrative	68,819	35,777	194,149	103,007
Restructuring, impairment and related charges	4,621	272	10,912	7,172
Loss from operations	(191,750)	(157,692)	(366,946)	(429,954)
Interest income	3,296	3,793	12,566	12,460
Interest expense	(23,061)	(20,306)	(69,469)	(61,021)
Gain on deconsolidation of subsidiaries	52,027	—	178,321	—
Loss on extinguishment of debt	—	—	(26,590)	—
Net loss from equity method investments	(6,563)	—	(14,488)	—
Other income (expense), net	1,797	(5,283)	10,648	(4,408)
Net loss	(164,254)	(179,488)	(275,958)	(482,923)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,214	2,489	5,246	7,869
Net loss attributable to common stockholders of BridgeBio	(162,040)	(176,999)	(270,712)	(475,054)

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$266,324	$375,935
Restricted cash	139,409	16,653
Investments in equity securities	—	58,949

Cash, Cash Equivalents, Restricted Cash and Investments in Equity Securities

As of September 30, 2024, we had cash and cash equivalents of $266.3 million and restricted cash of $139.4 million, compared to cash and cash equivalents of $375.9 million, restricted cash of $16.7 million and investments in equity securities of $58.9 million as of December 31, 2023. Under the terms of the Amended Financing Agreement, the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into an escrow account to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and Kyowa Kirin, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “Restricted cash” on the condensed consolidated balance sheet. Furthermore, under the terms of Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of September 30, 2024, $20.0 million was released from the escrow accounts and classified as cash on the condensed consolidated balance sheet, with a remaining balance of $139.3 million in the escrow accounts classified as restricted cash. Refer to Note 9 and Note 11 for further details regarding the Amended Financing Agreement, the Bayer Agreement and KKC Agreement. Restricted cash as of December 31, 2023 primarily represents funds in a controlled account that was established in connection with the Loan and Security Agreement (“Amended Loan Agreement”) that is described in Note 9. The use of such non-interest-bearing cash was restricted per the terms of the underlying amended loan agreement and was to be used solely for certain research and development expenses directly attributable to the performance of obligations associated with the Navire-BMS License Agreement, which is further described in Note 11. Upon the termination of the Amended Loan Agreement and full repayment of the term loan in January 2024 (refer to Note 9 for details), the non-interest-bearing cash was no longer restricted.

Revenue

The following table summarizes our revenue for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Revenue	$2,732	$4,091	$(1,359)	$216,020	$7,558	$208,462

Revenue for the three months ended September 30, 2024 consists mainly of the recognition of services revenue under the Bayer Agreement and the KKC Agreement. Revenue for the three months ended September 30, 2023 was primarily related to the recognition of license revenue for the shipment of clinical supplies to our partners pursuant to our executed supply agreements and services revenue under the Navire-BMS License Agreement.

Revenue for the nine months ended September 30, 2024 consists mainly of $205.3 million from the recognition of the upfront license fee and services revenue under the Bayer Agreement and the KKC Agreement. An additional $9.9 million of revenue was attributable to the remaining services revenue in connection with the Navire-BMS License Agreement as a result of the termination of the agreement. Revenue for the nine months ended September 30, 2023 was primarily related to the recognition of license revenue for the shipment of clinical supplies to our partners pursuant to our executed supply agreements and services revenue under the Navire-BMS License Agreement.

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

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Research and development	$120,444	$125,136	$(4,692)	$376,111	$325,485	$50,626

Research and development expenses increased by $4.7 million for the three months ended September 30, 2024, compared to the same period in 2023. This change was primarily due to a decrease in licensing fees of $10.1 million, a decrease in stock-based compensation of $2.0 million and a decrease in external costs of $1.4 million, mainly due to the deconsolidation of affiliates, which was partially offset by an increase in personnel costs of $8.7 million.

Research and development expenses increased by $50.6 million for the nine months ended September 30, 2024, compared to the same period in 2023. This change was primarily due to an increase in personnel costs of $37.1 million and external costs of $22.7 million to support the advancement of research and development for our key programs, which was partially offset by a decrease in stock-based compensation of $9.3 million.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations (“CMOs”), and contract research organizations, or CROs, purchase of active pharmaceutical ingredients, or APIs, in connection with our preclinical, contract manufacturing and clinical development activities; internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Acoramidis for ATTR-CM	$40,306	$26,684	$116,846	$74,233
Infigratinib	29,155	23,816	65,513	47,269
BBP-418 (ribitol) for LGMD2I/R9	9,073	10,712	29,864	26,089
Encaleret for ADH1	12,145	12,666	35,297	33,728
Other development programs	10,700	19,851	59,602	61,596
Other research programs	19,065	31,407	68,989	82,570
Total	$120,444	$125,136	$376,111	$325,485

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Selling, general and administrative	$68,819	$35,777	$33,042	$194,149	$103,007	$91,142

Selling, general and administrative expenses increased by $33.0 million for the three months ended September 30, 2024, compared to the same period in 2023, mainly due to an increase in personnel related expense of $16.4 million and external costs of $14.7 million, to support our commercialization readiness efforts, which included costs incurred for marketing, advertising and buildup of salesforce, and an increase in stock-based compensation expense of $1.9 million.

Selling, general and administrative expenses increased by $91.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, mainly due to an increase in personnel related expense of $34.1 million and external costs of $31.7 million to support our commercialization readiness efforts, which included costs incurred for marketing, advertising and buildup of salesforce, nonrecurring deal-related expenses of $16.5 million, and an increase in stock-based compensation expense of $8.8 million.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Restructuring, impairment and related charges	$4,621	$272	$4,349	$10,912	$7,172	$3,740

As discussed in Note 16 to our condensed consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Upon entering into the Bayer Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate that we will incur a remaining $6.0 million to $8.0 million in restructuring charges, consisting primarily of winding down costs, exit and other related costs, and severance and employee-related costs. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Interest income	$3,296	$3,793	$(497)	$12,566	$12,460	$106

Interest income consists of interest income earned on our cash equivalents and marketable securities. The amount of interest income during the three and nine months ended September 30, 2024 as compared to the same period in 2023 was generally consistent. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Interest expense	$(23,061)	$(20,306)	$(2,755)	$(69,469)	$(61,021)	$(8,448)

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

Gain on Deconsolidation of Subsidiaries

The following table summarizes our gain on deconsolidation of subsidiaries during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Gain on deconsolidation of subsidiaries	$52,027	$—	$52,027	$178,321	$—	$178,321

On August 16, 2024, we entered into the Transaction Agreement providing for the formation and funding by certain third party investors of GondolaBio. Under the Transaction Agreement, the investors contributed $60.0 million and we contributed certain assets and our equity in Portal Therapeutics, Inc. and Sub 21, Inc. to GondolaBio. As a result of the private equity financing transaction and contribution, we deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024 and

recognized a net gain from deconsolidation of approximately $52.0 million during the three and nine months ended September 30, 2024. Refer to Note 6 for further details regarding the GondolaBio private equity financing transaction.

On April 30, 2024, BBOT, a majority-owned subsidiary of BridgeBio, completed a $200.0 million private equity financing with external investors. As a result of the private equity financing transaction, BridgeBio deconsolidated BBOT on April 30, 2024 and recognized a net gain from deconsolidation of $126.3 million during the nine months ended September 30, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

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

Net Loss from Equity Method Investments

The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net loss from equity method investments	$(6,563)	$—	$(6,563)	$(14,488)	$—	$(14,488)

Upon the deconsolidation of GondolaBio on August 16, 2024 and BBOT on April 30, 2024, we accounted for our investments in GondolaBio and BBOT using the equity method of accounting. For the three months ended September 30, 2024 we recorded net losses from equity method investments in GondolaBio and BBOT of $1.4 million and $5.2 million, respectively. For the nine months ended September 30, 2024 we recorded net losses from equity method investments in GondolaBio and BBOT of $1.4 million and $13.1 million, respectively.

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Other income (expense), net	$1,797	$(5,283)	$7,080	$10,648	$(4,408)	$15,056

Other income (expense), net for the three months ended September 30, 2024 consists mainly of $1.2 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT. Other income (expense), net for the three months ended September 30, 2023 consists mainly of the net realized and unrealized losses from changes in fair value of our equity security investments of $5.4 million.

Other income (expense), net for the nine months ended September 30, 2024 consists mainly of the net realized gain of $8.1 million from our investments in equity securities, and $2.0 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT. Other income (expense), net for the nine months ended September 30, 2023 consists mainly of the net realized and unrealized losses from changes in fair value of our investments in equity securities of $3.0 million and a $1.2 million loss from the deconsolidation of PellePharm.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,214	$2,489	$(275)	$5,246	$7,869	$(2,623)

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, and revenue from certain licensing and collaboration agreements and sales of certain assets. As of September 30, 2024, we had cash and cash equivalents of $266.3 million and restricted cash of $139.4 million, including funds held by our wholly-owned subsidiaries and controlled entities, which are available only for specific entity usage. As of September 30, 2024, our outstanding debt was $1.7 billion, net of debt discounts and issuance costs and accretion.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2024 and 2023, we incurred net losses of $276.0 million and $482.9 million, respectively and used cash in operations of $325.4 million and $402.9 million, respectively. While we have undertaken activities in preparation for commercial launch readiness for our late-stage programs and a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur significant operating and net losses over the next several years as we continue to fund our drug development and discovery efforts. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs, as well as the levels of our operating expenses.

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

We continue to evaluate our research and development pipelines and restructure our business to streamline costs and expenses. We also continue to explore business opportunities to partner, divest or delay certain research and development programs to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. We expect that these initiatives, including restructuring, will reduce our operating expenses.

As of November 12, 2024, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2024, we concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued due to our history of recurring losses from operations incurred since inception and our expectation of continuing operating losses for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We are entitled to receive a $500.0 million milestone payment under our Funding Agreement (described in Note 10 of our condensed consolidated financial statements) upon obtaining the FDA approval of acoramidis. We plan to alleviate substantial doubt by obtaining the $500.0 million milestone payment under our Funding Agreement together with product revenues from the commercial sale of acoramidis, if approved. Although we anticipate receiving FDA approval for acoramidis in late November 2024, we cannot guarantee that we will receive such approval or the resulting milestone payment on a timely basis, or at all, or that we will generate the expected product revenues from the sale of acoramidis, and we may need to raise additional capital to fund our operations. There can be no assurance that any additional financing will be available to us. Failure to obtain FDA approval for acoramidis will result in our inability to receive the $500.0 million milestone payment pursuant to the Funding Agreement, which may significantly harm our business, prospects, financial condition and results of operations. Furthermore, there can be no assurance that in the event we require additional financing, such financing will be available.

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

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million and will be eligible to receive up to $175.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon EU Commission Regulatory approval of acoramidis on or before December 31, 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer Agreement.

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

Furthermore, under the terms of the Amended Financing Agreement, the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into an escrow account to be controlled by the Administrative Agent. The Bayer and KKC agreements meet the requirements of asset sale transactions under the terms of the Amended Financing Agreement. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and KKC, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “Restricted cash” on the condensed consolidated balance sheet. Refer to the “Term Loan, net” section below for details regarding the escrow accounts deposits required for asset sales transactions under the Amended Financing Agreement.

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

In May 2023, we filed a shelf registration statement on Form S-3ASR, or the 2023 Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the 2023 ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. During the three and nine months ended September 30, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of September 30, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of September 30, 2024, we have borrowings under the 2029 Notes, the 2027 Notes and the Term Loan under the Amended Financing Agreement, which are discussed below.

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

The completion of the $200.0 million private equity financing with external investors of BBOT. was considered an asset sale transaction that was subject to a disposition fee under the Financing Agreement. Accordingly, we paid a disposition fee of $1.1 million to the Administrative Agent in May 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

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

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement. Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date and November 30, 2024, the Company is able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. As of September 30, 2024, $20.0 million was released from the escrow accounts and classified as cash, with a remaining balance of $139.3 million in the escrow accounts classified as “Restricted cash” on the condensed consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of September 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
		(in thousands)
Net cash used in operating activities	$(325,400)	$(402,901)	$77,501
Net cash provided by investing activities	64,018	54,099	9,919
Net cash provided by financing activities	274,526	456,058	(181,532)
Net increase in cash, cash equivalents and restricted cash	$13,144	$107,256	$(94,112)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $325.4 million for the nine months ended September 30, 2024, consisting primarily of our net loss of $276.0 million, adjusted for non-cash items totaling $68.5 million, which primarily includes a $178.3 million net gain on the deconsolidation of subsidiaries, $8.1 million net realized gain from investment in equity securities, offset by $65.7 million in stock-based compensation expense, $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, net loss from equity method investments of $14.5 million, and $5.4 million in accretion of debt; and $19.1 million in net cash inflow related to changes in operating assets and liabilities. The $19.1 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $20.6 million primarily related to the Bayer Agreement and KKC Agreement, an increase of $15.5 million in accrued research and development liabilities, and an increase of $5.3 million in accounts payable, partially offset by a decrease in prepaid expenses and other current assets of $17.5 million and a decrease of $5.6 million in accrued compensation and benefits, which are collectively primarily due to timing of payments.

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

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $64.0 million for the nine months ended September 30, 2024, attributable primarily to $95.0 million in proceeds from the maturities of marketable securities, $63.2 million in proceeds from the sale of equity securities, $25.7 million in special cash dividends received from equity securities, partially offset by purchases of marketable securities of $93.8 million, purchases of investments in equity securities of $20.3 million and $4.8 million in payments made to FMI for intangible assets.

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

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $274.5 million for the nine months ended September 30, 2024, consisting primarily of $450.0 million in proceeds from the term loan under the Amended Financing Agreement, and $314.7 million in net proceeds from the issuance of common stock through public offerings, which includes $276.6 million in net proceeds through the 2024 Follow-on offering and $38.1 million in net proceeds through the ATM offering. These increases were partially offset by the $473.4 million repayment of the term loan under the Amended Loan Agreement, and $16.0 million in issuance costs and discounts associated with the Amended Financing Agreement.

Net cash provided by financing activities was $456.1 million for the nine months ended September 30, 2023, consisting primarily of $450.3 million in net proceeds from the issuance of common stock, which includes $241.3 million in net proceeds from the Private Placement offering, $144.0 million in net proceeds from the 2023 Follow-on offering, and $65.0 million in net proceeds from the ATM offering. In addition, the increase was also driven by $5.2 million in net proceeds from stock option exercises.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 in our condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we held cash, cash equivalents and restricted cash (current) of $405.7 million. Our cash equivalents consist of amounts invested in money market funds; agency discount notes; and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash and cash equivalents have a significant risk of default or illiquidity.

As of September 30, 2024, our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates. However, as of September 30, 2024, our term loan under the Amended Financing Agreement had a principal balance of $450.0 million, which bears variable interest rates that are subject to variability as a result of changes in interest rates. The effect of a hypothetical 10% increase in interest rates applicable to the Amended Financing Agreement would increase our interest expense on our term loan by $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2024, we had working capital of $305.4 million, of which cash, cash equivalents amounted to $266.3 million, and restricted cash amounted to $139.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or restrict our operating activities. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to establish internal commercialization capabilities or enter into collaborations with third parties for the commercialization of acoramidis or any other product candidate, if approved;

•
our ability to satisfy the conditions required by the funding of the investment amount under the Funding Agreement;

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

•
our ability to successfully identify and negotiate acceptable terms for third party supply and contract manufacturing agreements with CMOs;

•
our ability to successfully commercialize any product candidates that may be approved;

•
the manufacturing, selling and marketing costs associated with any product candidates that may be approved, including the cost and timing of expanding our internal sales and marketing capabilities or entering into strategic collaborations with third parties to leverage or access these capabilities;

•
the amount and timing of sales and other revenues from any approved products, including the sales price and the availability of adequate third party reimbursement;

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

There is substantial doubt about our ability to continue as a going concern.

To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2024, our management has concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. For example, we are entitled to receive a $500.0 million milestone payment under our Funding Agreement (described in Note 10 above) upon obtaining FDA approval of acoramidis. Although we anticipate receiving FDA approval for acoramidis in late November 2024, we cannot guarantee that we will receive such approval or the resulting milestone payment on a timely basis, or at all, and we may need to raise additional capital to fund our operations. Our ability to continue as a going concern may be dependent upon raising additional capital to maintain current operations and continue research and development efforts. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

As of November 12, 2024, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2024, we concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued due to our recurring losses from operations incurred since inception and our expectation of continuing operating losses for the foreseeable future.

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

• the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes, test procedures and specifications, or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders the clinical trial design or data insufficient for approval.

In addition, even if an NDA, BLA, or other submission for regulatory approval, is filed and accepted for review, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. For example, on December 5, 2023 we submitted an application for approval with the FDA for acoramidis but cannot predict when, or if, we will receive a decision on approval from the FDA. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations. Additionally, failure to secure FDA approval for acoramidis will result in our inability to receive a $500.0 million milestone payment pursuant to the Funding Agreement, which may significantly harm our business, prospects, financial condition and results of operations.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. In addition, we recently partnered with the CarDS Lab at Yale School of Medicine on a study that uses artificial intelligence tools developed by this partner to help address the underdiagnosis of ATTR-CM. If we, our vendors, or our third party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property rights and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

In addition, we are required to maintain, under the Amended Financing Agreement, a minimum unrestricted qualified cash balance of $70.0 million plus 40% of any cash released by the Company from the escrow account, at all times, and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. As of September 30, 2024, the minimum unrestricted qualified cash balance was $78.0 million. As security for the obligations under the Amended Financing Agreement, we and our subsidiaries that are party to the Amended Financing Agreement as guarantors are required to grant to the Administrative Agent, for the benefit of the lenders and secured parties, a continuing first priority security interest in substantially all of our assets and the assets of our subsidiaries that are party to the Amended Financing Agreement as guarantors (including all equity interests owned or hereafter acquired by us or such subsidiaries), subject to certain exceptions. A breach of any of these covenants or clauses could result in a default under the Amended Financing Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and cause us to incur additional fees related to an early repayment, or result in a material adverse effect on our business, financial condition and operating results.

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

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On August 30, 2024, Frank McCormick, a member of our Board of Directors, adopted a trading plan on behalf of the Francis P. McCormick Revocable Trust U/A DTD 1/27/2017, of which Dr. McCormick is a trustee, for the sale of a maximum of 300,000 shares of our common stock (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense conditions of the Securities and Exchange Act Rule 10b5-1(c) and is expected to remain in effect until the earlier of (1) November 26, 2025 and (2) the date on which an aggregate of 300,000 shares of our common stock have been sold under such plan.

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

10.1**

Transaction Agreement, dated as of August 16, 2024, by and among BridgeBio Pharma, Inc., Viking Global Opportunities Illiquid Investments Sub-Master LP, Viking Global Opportunities Drawdown (Aggregator) LP, Patient Square Bravo Aggregator, LP, SC US/E GROWTH FUND X MANAGEMENT, L.P., SC US/E Venture Fund XVIII Management, L.P., Frazier Life Sciences XI, L.P., Frazier Life Sciences Public Fund, L.P., Frazier Life Sciences Public Overage Fund, L.P., Cormorant Private Healthcare Fund IV, LP, Cormorant Private Healthcare Fund V, LP, Cormorant Global Healthcare Master Fund, LP, Aisling V Bridge Splitter LP, Kumar Haldea Revocable Trust and GondolaBio, LLC.

		8-K	001-38959	10.1	August 21, 2024

10.2**	Amended and Restated Limited Liability Company Agreement of GondolaBio, LLC, dated as of August 16, 2024.	8-K	001-38959	10.2	August 21, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

** Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

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

BridgeBio Pharma, Inc.

Date: November 12, 2024	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Brian Stephenson
Brian Stephenson, Ph.D., CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)