Form 10-K
period 2024-12-31
BridgeBio Pharma, Inc.
filed 2025-02-20
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2024 was approximately $3,729.4 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 13, 2025, there were 190,188,626 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.

2024 Form 10‑K Annual Report

In this Annual Report on Form 10-K, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.

BRIDGEBIO is our registered trademark in the United States. BRIDGEBIO, ATTRUBY and BEYONTTRA are our registered trademarks in the European Union. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our achondroplasia, ADH1 and LGMD2I/R9 development programs, we refer to our product candidates by their scientific (or generic) name or BridgeBio Pharma (“BBP”) developmental designation. Where referring to our commercial product that has been approved in both the United States and European Union, we use both names AttrubyTM/BeyonttraTM – e.g., “Our commercial organization focuses on supporting the appropriate use of ATTRUBY and BEYONTTRA in the markets where this product has been approved.”

i

Special Note Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “approximately,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “potential,” “predicts,” “projects,” “pursuing,” “seeks,” “should,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:

•
our ability to successfully commercialize AttrubyTM (acoramidis), including our ability to successfully establish and maintain commercial manufacturing and supply chains for Attruby, and our expectations regarding the size and growth potential of the commercial markets for Attruby;
•
the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from, our ongoing Phase 2 and planned Phase 3 clinical trials of low-dose infigratinib, our planned Phase 3 clinical trials of BBP-418, and our ongoing Phase 2b and Phase 3 clinical trials of encaleret, a Phase 1/2 study for BBP-812 for Canavan disease, as well as the potential indications for each;
•
our ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions;
•
our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•
the timing of our submissions to the U.S. Food and Drug Administration (the “FDA”), and any review or comments on data that we will need to generate to file our Investigational New Drug applications (“INDs”) including pending or new clinical hold notices;
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
•
our ability to successfully commercialize our current product candidates, if approved, and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;
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
•
the restructuring plans we commenced in 2024 and any future restructuring plans that we may pursue;
•
the impacts of public health crises or macroeconomic factors that could impact our business, such as the effects of the ongoing conflicts in the Ukraine or in Israel and the Gaza Strip on the global economy; supply chain and inflationary pressures, or significant political, trade or regulatory developments in the jurisdictions in which we may sell our products or conduct our operations;
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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”) before making investment decisions regarding our common stock.

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
•
Att~~r~~ubyTM and our current product candidates, if approved, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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
•
We rely entirely on third parties for the manufacturing of Attruby and Beyonttra and our product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
•
Significant political, trade, regulatory developments, and other circumstances beyond our control could have a material adverse effect on our financial condition or results of operations.
•
If we are unable to obtain and maintain sufficient intellectual property protection for Attruby and our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
•
Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by others, and the patent protection, prosecution and enforcement for some of our product candidates may be dependent on our licensors.
•
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, or these agreements are terminated or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights.
•
Our business is substantially dependent on our ability to successfully commercialize Attruby and Beyonttra, and the commercial success of Attruby and Beyonttra or any other product candidates, if approved, will depend upon the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community.
•
If our sales and marketing capabilities for Attruby and Beyonttra are not effective or we are unable to establish sales and marketing capabilities or enter into and maintain our agreements with third parties to sell and market Attruby and Beyonttra or any future product candidates approved for commercial sale, we may be unsuccessful in our commercial efforts.
•
Our profitability will depend significantly on our ability to sell enough product at competitive prices and on the availability of adequate coverage and reimbursement through governmental or private third-party payors.
•
We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may ultimately harm our financial condition.
•
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations, financial condition and results of operations.
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

v

PART I

ITEM 1. BUSINESS

Overview

BridgeBio Pharma, Inc. is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and our team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 19 Investigational New Drug applications (“INDs”) and received approval from the U.S. Food and Drug Administration (the “FDA”) for three of our products. We have worked across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

Recent Developments

On November 22, 2024, the FDA approved AttrubyTM (acoramidis), an orally-administered near-complete (≥90%) stabilizer of transthyretin (TTR) for the treatment of adults with ATTR-CM to reduce cardiovascular death and cardiovascular-related hospitalization. Following the receipt of FDA approval, we commercially launched Attruby in the United States (the “U.S.”) with a sales force appropriately sized to call on all ATTR-CM treatment centers in the U.S. and other community cardiologists who treat ATTR-CM patients in the U.S. On February 10, 2025, the European Commission (“EC”) approved acoramidis for the treatment of ATTR-CM in Europe. We have licensed commercial rights in Europe to Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), who plans to commercialize acoramidis following approval under the brand name Beyonttra™ as a treatment for transthyretin amyloidosis in all EU member states as well as all member and extension states of the European Patent Organization as of the effective date of the license agreement. We anticipate Bayer will commercially launch Beyonttra in Europe during the first half of 2025. Please see the disclosures below in this Part I, Item 1 of this Annual Report on Form 10-K for further discussion of these recent developments.

Our Commercial Product and Late-Stage Clinical Pipeline

Our late-stage clinical pipeline has successfully resulted in the approval of our commercial product Attruby by the FDA on November 22, 2024 for the treatment of ATTR-CM in adults to reduce cardiovascular death and cardiovascular-related hospitalization and the approval of Beyonttra (acoramidis) by the EC on February 10, 2025. Over the next year, this pipeline is also expected to deliver Phase 3 clinical trial results in three additional programs in potential markets of $1.0 billion dollars or more. The following table summarizes our commercial product

Attruby/Beyonttra (acoramidis) and the three clinical product candidates in our late-stage development pipeline along with their target indications, drug mechanism, estimated patient population, and development status:

Product Name	Target Indication	Drug Mechanism	Patient Population (US + EU)	Development Stage
Commercial Product
Attruby (US) & Beyonttra (EU) (acoramidis)	ATTR-CM1	TTR stabilizer	>400,000	Approved in US & EU
Products in Phase 3 Development
Infigratinib	Achondroplasia	Low-dose FGFRi[4]	7,000 - 10,000[5]	Phase 3 Fully Enrolled
Encaleret	ADH1[2]	CaSR antagonist	20,000 - 25,000[6]	Phase 3 Fully Enrolled
BBP-418	LGMD2I/R9[3]	Glycosylation substrate	7,000	Fully Enrolled

1 Transthyretin amyloid cardiomyopathy

2 Autosomal Dominant Hypocalcemia Type 1

3 Limb Girdle Muscular Dystrophy Type 2I

4 Oral FGFR1-3 selective tyrosine kinase inhibitor

5 Treatable population

6 Carriers

Commercial Product-Attruby (U.S.)/ Beyonttra (EU) for the Treatment of TTR Amyloidosis

Summary

Our product, Attruby (acoramidis), previously known as AG10, a next-generation oral small molecule near-complete TTR stabilizer, was approved by the FDA in November 2024 for the treatment of cardiomyopathy of wild-type or variant transthyretin-mediated amyloidosis (ATTR-CM) in adults to reduce cardiovascular death and cardiovascular-related hospitalization. Acoramidis has demonstrated differentiated clinical benefit in ATTR patients in the Phase 3 ATTRibute-CM study and its open label extension. Attruby is the first and only approved product with a label specifying near-complete stabilization of TTR. In December 2024, acoramidis received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) recommending the approval of acoramidis in the European Union (EU) based on positive results from the Phase 3 ATTRibute-CM study. On February 10, 2025, the European Commission approved acoramidis for the treatment of ATTR-CM in Europe. We have licensed commercial rights in Europe to Bayer who following approval will commercialize acoramidis under the name Beyonttra as a treatment for transthyretin amyloidosis in all EU member states as well as all member and extension states of the European Patent Organization as of the effective date of the license agreement. We anticipate Bayer will commercially launch Beyonttra in Europe during the first half of 2025.

The FDA’s approval of Attruby was based on positive data from our Phase 3 ATTRibute-CM clinical trial of acoramidis for patients with ATTR-CM. In July 2023, we announced that the primary endpoint (a hierarchical analysis inclusive of all-cause mortality and frequency of cardiovascular-related hospitalization) was met (win ratio of 1.8) with a highly statistically significant p-value (p<0.0001). This primary endpoint result consistently favored acoramidis treatment across key subgroups, including across both variant and wild-type ATTR patients as well as across New York Heart Association (NYHA) Class I, II, and III patients. Absolute values observed across all-cause mortality (ACM), cardiovascular mortality (CVM) and cardiovascular-related hospitalization (CVH) showed that over 30 months, patients survived more and were hospitalized less than, to our knowledge, has been seen in prior controlled studies of ATTR-CM. Acoramidis was well-tolerated, with no safety signals of potential clinical concern identified. In additional results from ATTRibute-CM presented on November 12, 2023, the placebo and acoramidis time-to-first event Kaplan-Meier curves for a composite of ACM and CVH separated beginning at month 3, representing the most rapid and sustained clinical benefit known to us on the composite endpoint of ACM and CVH in ATTR-CM patients through month 30.

In March 2024, we entered into an exclusive license agreement with Bayer Consumer Care AG (“Bayer”), a wholly-owned subsidiary of Bayer AG (the “Bayer License Agreement”), to commercialize acoramidis in Europe. Following approval, Bayer will commercialize acoramidis under the name Beyonttra. Under the Bayer License Agreement, we received an upfront payment of $135.0 million in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments (of which $75.0 million is for a regulatory milestone dependent upon receipt of EC approval of Beyonttra on or before December 31, 2025). We are also eligible to receive up to $450.0 million in additional sales milestones along with quarterly royalty payments according to a tiered structure starting in the low-thirties percent on net sales by Bayer of Beyonttra, subject to reduction under certain circumstances as provided in the Bayer License Agreement. The condition for the $75.0 million regulatory-based milestone payment was achieved upon the EC approval of Beyonttra on February 10, 2025. We anticipate receiving this milestone payment from Bayer in April 2025.

In September 2019, through our subsidiary Eidos Therapeutics, Inc. (“Eidos”), we entered into a license agreement (the “Eidos-Alexion License Agreement”), with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”), to develop and commercialize Beyonttra in Japan. Under the Eidos-Alexion License Agreement, we are eligible to receive $30.0 million in regulatory milestone payments and royalties in the low-teens based on net sales of Beyonttra in Japan. Refer to the section titled “Our Material Agreements” below, and Note 11 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Form 10-K for further details regarding the Bayer License Agreement and Eidos-Alexion License Agreement.

We presented results from the open label extension (OLE) of ATTRibute-CM in 2024, which confirmed sustained benefit of acoramidis on cardiovascular outcomes, including statistically significant reduction in ACM within 36 months. The continued curve separation of the composite endpoint of ACM and recurrent CVH emphasizes the importance of early intervention resulting in early and sustained clinical benefits.

Market Opportunity

We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases because of heightened disease awareness and the increased adoption of non-invasive diagnostic techniques, and that the potential total global addressable market could reach as high as $20.0 billion. The number of estimated diagnosed ATTR-CM patients in the United States has grown from fewer than 5,000 in 2019 to more than 50,000 in 2024. As such, we believe that there could be a significant population of either newly diagnosed or undiagnosed patients who have not previously been treated with a disease-modifying therapy and could be treated with acoramidis (Attruby/Beyonttra). We believe acoramidis (Attruby/Beyonttra) will also be an important treatment option for patients inadequately managed by the current treatment. Further, we believe that acoramidis (Attruby/Beyonttra) has the potential to be a best-in-class stabilizer for the treatment of ATTR-CM and that stabilization is likely to remain the preferred mechanism.

Disease Overview

ATTR is a disease caused by destabilization of TTR tetramers resulting in progressive amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of essential hormones and vitamins. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates, and assembles into fibrils that are deposited, predominantly in the heart and nervous system, driving disease pathophysiology. TTR itself is not toxic – it is a normal and essential protein in humans, and humans cannot be born in the absence of the TTR gene. Higher serum TTR levels are associated with increased longevity and reduced cardiovascular and dementia risk in multiple independent studies. Higher serum levels also reflect greater TTR stability. Only when TTR destabilizes to release its monomers, which may then re-aggregate and misfold into amyloid fibrils, does the ATTR disease process begin.

Cardiomyopathic ATTR is commonly categorized by its genotypic cause with wild-type ATTR cardiomyopathy (“ATTRwt-CM”), which results from an age-related process, and variant ATTR cardiomyopathy (“ATTRv-CM”). Both forms of the disease are progressive and fatal. ATTRwt-CM and ATTRv-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of two to five years from diagnosis if untreated. Progression of both forms of the disease can cause significant disability, impact productivity and quality of life, and create a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRv-CM patients may experience recurrent hospitalizations and repeated interventions.

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

We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labeled radiotracers paired with single-photon emission computerized tomography (“SPECT) imaging is a highly accurate, non-invasive, and cost-effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique allow for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.

Design Criteria

Acoramidis (Attruby/Beyonttra) is a commercially available, orally administered, small molecule TTR stabilizer that treats ATTR at its source. We designed acoramidis to meet two primary criteria – to preserve circulating native TTR and to reduce amyloid deposition by minimizing toxic TTR monomer formation.

TTR is a protein which has been highly conserved throughout evolution, and which is abundant in the plasma with relatively rapid turnover requiring sustained metabolic energy expenditure. Thus, we seek to achieve maximal stabilization of the TTR tetramer rather than elimination.

Acoramidis has been shown in preclinical studies and clinical trials to prevent the dissociation of tetrameric TTR into monomers, and in preclinical studies, to reduce the rate of amyloid fibril formation. In addition, it has been shown to lead to increased circulating levels of tetrameric TTR. Acoramidis was designed to bind TTR in a way that causes TTR’s conformational structure to mimic that of the well-characterized T119M variant, a naturally occurring rescue mutation that super stabilizes the TTR tetramer. The T119M variant has been observed to prevent the dissociation of TTR tetramers into monomers; T119M tetramers dissociate 40-fold more slowly than wild-type tetramers in biochemical assays. Known as a trans-allelic trans-suppressor, individuals who coinherit the T119M rescue mutation along with a TTR-destabilizing mutation are protected against the development of ATTR.

In third-party clinical trials of tafamidis, another orally administered, small molecule TTR stabilizer, interventional approaches that increased TTR stabilization led to improved outcomes in this disease, as measured by all-cause mortality and cardiovascular-related hospitalizations, and were correlated with increases in serum TTR. Further, based on genetic data, there is a correlation between the level of TTR stabilization, serum TTR levels and disease severity. As a result, we believe that serum TTR is a predictive biomarker for disease prognosis and that observed data from the ATTRibute-CM study showed increases in serum TTR from baseline levels were correlated with reductions in CVH and CVM over 30 months. Based on results from comparative nonclinical studies, we believe that acoramidis has the potential to stabilize TTR to a greater extent than other TTR stabilizers.

Clinical Data

Phase 2 Data

In November 2018, we announced Phase 2 data for acoramidis in symptomatic patients with ATTR-CM. The randomized, placebo-controlled, dose-ranging clinical trial included 49 patients with symptomatic ATTR-CM, of which 14 had ATTR-CM. Eligible patients were randomized in a 1:1:1 ratio to placebo or 400 milligrams or mg, or 800 mg of acoramidis twice daily over 28 days. Overall, acoramidis was well-tolerated in symptomatic ATTR-CM subjects with no safety signals of potential clinical concern attributed to study drug. Acoramidis significantly raised serum TTR concentrations (p < 0.0001) by 50% and 36% in subjects administered 800 mg twice daily and 400 mg twice daily, respectively, at day 28. Normalized serum TTR levels were observed in all actively treated subjects at day 28.

In November 2019, we announced data from our Phase 2 open-label extension (“OLE”), suggesting long-term tolerability of acoramidis and stabilization of ATTR-CM disease measures. Acoramidis was well-tolerated in the OLE and no safety signals of potential clinical concern were attributed to study drug. In an exploratory analysis of OLE participants following a median of 15 months since Phase 2 initiation, the rate of all-cause mortality (including either death or cardiac transplantation) was 8.5% and cardiovascular-related hospitalizations (proportion experiencing at least one event) was 25.5%.

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

Phase 3 Data

In February 2019, we initiated ATTRibute-CM, a global Phase 3 randomized, placebo-controlled clinical trial of acoramidis in ATTR-CM. ATTRibute-CM enrolled 632 subjects with symptomatic ATTR-CM, associated with either wild-type or variant TTR and NYHA Class I-III symptoms. Subjects were randomized 2:1 between treatment (acoramidis 800 mg) and placebo twice daily in a two-part trial. In Part A, change in 6MWD at 12 months was compared between treatment and placebo groups as a potential registrational endpoint. In Part B, the hierarchical composite primary endpoint including all-cause mortality and cardiovascular hospitalizations will be compared between treatment and control groups at 30 months. Secondary endpoints include quality of life as assessed by the KCCQ-OS, safety parameters, serum TTR levels, a measure of TTR stabilization, and NT-proBNP levels, a cardiac biomarker. In Part B, concomitant use of tafamidis was allowed. A schematic of the trial design is shown below:

6MWD = Six-minute walk distance; NYHA = New York Heart Association; 99mTc = Technetium labeled pyrophosphate (PYP) or bisphosphonate (e.g., DPD); mITT = Modified intent-to-treat. eGFR = Estimated glomerular filtration rate.

1 Primary analysis assessed using the Finkelstein-Schoenfeld method.

On December 27, 2021, we reported topline data from Part A of the ATTRibute-CM trial, which did not meet its primary endpoint of change from baseline in 6MWD (p = 0.76). Mean observed 6MWD decline for the acoramidis and placebo arms were 9 meters and 7 meters, respectively. Decline observed in both arms of ATTRibute-CM was similar to expected functional decline in healthy elderly adults at 12 months. We observed improvements in acoramidis-treated participants relative to placebo-treated participants at Month 12 on secondary and exploratory endpoints including NT-proBNP, serum TTR concentration and KCCQ-OS.

On July 17, 2023, we announced positive data from our Phase 3 ATTRibute-CM clinical trial of acoramidis for patients with ATTR-CM. The primary endpoint (a hierarchical analysis inclusive of all-cause mortality and frequency of cardiovascular-related hospitalization) was met (win ratio of 1.8) with a highly statistically significant p-value (p<0.0001). This primary endpoint result consistently favored acoramidis treatment across key subgroups, including across both variant and wild-type ATTR patients as well as across NYHA Class I, II, and III patients. In particular, consistency against cardiovascular-related hospitalizations (CVH) was observed across all prespecified subgroups at 30 months. Absolute values observed across all-cause mortality (ACM), cardiovascular mortality (CVM) and CVH showed that over 30 months, patients survived more and were hospitalized less than has been seen in prior controlled studies of ATTR-CM to the Company’s knowledge. Assessment of measures of disease progression in the trial suggest that of participants assigned to receive acoramidis treatment who completed a month 30 visit, 45% experienced an improvement from baseline in N-terminal prohormone of brain natriuretic peptide (NT-proBNP), 40% experienced an improvement from baseline on 6-minute walk distance (6MWD), and 13% experienced an improvement from baseline in NYHA class. The placebo and acoramidis time-to-first event Kaplan-Meier (K-M) curves for a composite of all-cause mortality (ACM) and cardiovascular-related hospitalization (CVH) separated beginning at Month 3, representing rapid and sustained clinical benefit on the composite endpoint of ACM and CVH in ATTR-CM patients through Month 30 (Hazard Ratio = 0.645, 95% CI: 0.500-0.832). Acoramidis was well-tolerated, with no safety signals of potential clinical concern identified.

On September 27, 2024, we announced a post-hoc analysis of ATTRibute-CM demonstrating a 42% reduction in composite ACM and recurrent CVH events at 30 months observed with acoramidis treatment compared to placebo by applying a negative binomial regression model (p=0.0005). A 42% reduction in the total number of ACM and recurrent CVH events per patient was also observed over 30 months with acoramidis treatment compared to placebo.

On November 18, 2024, we announced acoramidis demonstrated statistically significant risk reduction in the OLE of 36% on ACM alone at Month 36 (p=0.009) and 34% by Month 42 (p=0.006), as assessed by the Stratified Cox proportional hazards model. A significant reduction of composite ACM and CVH by 46% at Month 36 (p<0.0001) and 48% at Month 42 (p<0.0001) was also assessed by negative binomial regression. Acoramidis continued to be well tolerated, with no new clinically significant safety signals identified in this long-term evaluation.

ACT-EARLY Prevention Study

ACT-EARLY, the first Phase 3 clinical trial to evaluate prophylactic acoramidis therapy for the prevention or delay of ATTR amyloidosis in asymptomatic pathogenic TTR variant carriers, was initiated in 2024.

Competition

Attruby/Beyonttra (acoramidis) for the treatment of adults with ATTR-CM will compete with Vyndaqel / Vyndamax (tafamidis meglumine / tafamidis), which is a commercial product marketed by Pfizer, Inc. and approved in certain territories, including the United States, the European Union, and Japan as a treatment for ATTR-CM. We also expect Attruby/Beyonttra to face competition from Alnylam Pharmaceuticals, Inc.’s Vutrisiran, if approved by the FDA for the ATTR-CM indication, which is anticipated in March 2025.

Additionally, there are a number of RNAi, antisense oligonucleotide, antibody, and gene editing product candidates that are currently in development as potential treatments for ATTR-CM.

Products in Clinical Development

Starting with our three late-stage assets, the following section summarizes the products that we have in clinical development and that we believe have the greatest potential to drive significant near-term value for us due to a combination of factors, including their stage of development, potential availability of expedited development pathways, degree of unmet medical need and potential market size in the applicable target indication.

Low-dose Infigratinib for the treatment of FGFR-driven skeletal dysplasias

Summary

We are developing low-dose infigratinib, an oral FGFR1-3 selective tyrosine kinase inhibitor (“TKI”) for the treatment of children with achondroplasia and hypochondroplasia. On January 13, 2025, we announced full enrollment of PROPEL 3, a Phase 3, multicenter, double-blinded, placebo-controlled pivotal study of low-dose infigratinib at a dose level of 0.25 milligrams per kilogram per day (mg/kg/day) in children with achondroplasia. We are also currently enrolling patients in ACCEL, a prospective natural history study in children with hypochondroplasia.

On June 4, 2024, we announced positive sustained results from PROPEL 2, our Phase 2 clinical trial of infigratinib in children with achondroplasia. In the highest dose level (Cohort 5, 0.25mg/kg/day), an increased annualized height velocity was observed, which persisted throughout the duration of the study, with a mean change from baseline at 18 months of 2.50 centimeters per year (p = 0.001). The mean change from baseline in height z score was 0.54 (95% CI, 0.35 to 0.72) relative to an untreated achondroplasia reference population at 18 months; the mean change from baseline in the upper-to-lower body segment ratio was −0.12 (mean change from baseline, p=0.001). Infigratinib demonstrated clear dose-responsiveness when given as a single daily oral dose and was well-tolerated with no treatment-related adverse events (“AEs”) assessed in Cohort 5.

Infigratinib is the first-ever investigational therapeutic option for achondroplasia, which has been awarded the breakthrough therapy designation by the FDA. In addition, infigratinib has also received Orphan Drug Designation and Rare Pediatric Disease Designation for achondroplasia from the FDA, and Fast Track Designation for both achondroplasia and hypochondroplasia from the FDA.

On February 7, 2024, our subsidiary, QED, granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan for an upfront payment of $100.0 million that was received in June 2024. In addition, the Company will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments. Refer to Note 11 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details regarding the Kyowa Kirin license agreement.

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

Achondroplasia is an autosomal dominant condition caused by a gain-of-function point mutation in the FGFR3 gene. Approximately 97% of cases are due to G380R substitution and 80% of cases are the result of de novo mutations. FGFR3 is expressed in osteoblasts and chondrocytes where it plays a critical role in regulating bone growth through the MAPK pathway, which drives hypertrophic differentiation, and through the STAT1 pathway, which drives chondrocyte proliferation. Apart from growth hormones, which are approved in Japan, there is only one medicine approved for marketing by the FDA, the European Medicines Agency (“EMA”), and the Pharmaceuticals and Medical Devices Agency (“PMDA”), for the treatment of achondroplasia: Voxzogo (vosoritide), a C-type natriuretic peptide (“CNP”), analog which activates the MAPK pathway but not the STAT1 pathway.

Design Criteria

We are developing low-dose infigratinib based upon two key design principles – we seek to target achondroplasia and hypochondroplasia at their source (FGFR3 gain-of-function mutations) in order to maximize clinical activity against all manifestations of the condition, not just height; and we seek to provide a tolerable oral treatment option in order to provide a reduced burden of treatment versus injection for children and their families. We believe low-dose infigratinib is the only investigational therapy in late-stage clinical development that incorporates both of these design principles.

Low-dose infigratinib is designed to directly target FGFR3 gain-of-function mutations, which are the drivers behind the pathophysiology of achondroplasia and hypochondroplasia. As an FGFR1-3 inhibitor, we believe that low-dose infigratinib has the potential to decrease pathologic signaling downstream of FGFR3 and treat both conditions at the source. Unlike potentially competitive CNP mimetic approaches, which only inhibit MAPK signaling, our approach is aimed at also inhibiting STAT1 signaling.

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

Clinical Development Plan

Following positive feedback on the regulatory path to approval from the FDA and EMA, we continued to enroll patients in PROPEL 3 and we announced full enrollment of this study. This is a pivotal Phase 3 double-blinded, 2:1 randomized, placebo-controlled pivotal study of low-dose infigratinib at a dose level of 0.25 mg/kg/day in children with achondroplasia. The primary endpoint is change from baseline in AHV and the secondary endpoints include safety, proportionality, and height for age z-score.

Key Competitors

Low-dose infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in clinical development for the treatment of achondroplasia. There are three other identified companies in clinical development for the treatment of achondroplasia: Ascendis Pharma A/S (TransCon CNP), Tyra Biosciences Inc., (TYRA-300), and Ribomic (RBM-007). If approved, infigratinib would face competition from BioMarin’s Voxzogo (vosoritide), a CNP analog, for the treatment of achondroplasia, Voxzogo is approved in the U.S., Europe, Japan, Brazil and Australia.

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

Market Opportunity

We believe that the total global market opportunity for hypochondroplasia will approach that of the achondroplasia market, driven by growing awareness of the condition due to ongoing clinical trials in the condition. We believe that low-dose infigratinib, if approved, would have meaningful commercial potential as a differentiated oral route of administration preferred by many patients.

Condition Overview

Hypochondroplasia is a rare, autosomal dominant skeletal dysplasia manifesting with disproportionate short stature, rhizomelic or mesomelic limb shortening, relative macrocephaly, and occasional mild orthopedic manifestations such as tibial bowing and limited elbow extension. Activating mutations in the FGFR3 gene have been shown to be the molecular source of the condition. The prevalence of hypochondroplasia is estimated to approach that of achondroplasia at one in 15,000 – 40,000. The average height is approximately 4’7” for a male and 4’3” for a female with hypochondroplasia. Medical complications common to achondroplasia (e.g., spinal stenosis, tibial bowing, obstructive apnea) occur less frequently in hypochondroplasia with reports in the literature of cases of temporal lobe dysgenesis and epilepsy. Apart from growth hormone, which is approved in Japan, there are no approved treatments for hypochondroplasia.

Preclinical Data

Low-dose infigratinib has been studied preclinically in a mouse model of hypochondroplasia (Fgfr3N534K/+ mice) that exhibits progressive dwarfism, impairment of the synchondroses of the cranial base resulting in defective formation of the foramen magnum. Mice treated with 1 mg/kg infigratinib daily for a total of 21 days showed a statistically significant increase in appendicular and axial skeleton (tibia +3.18%, femur +3.16%, humerus +3.04%, ulna +2.94%, radius +3.01%). Treatment with infigratinib modified skull shape, length of the mandible, and foramen magnum length (+3.72%). Cartilage growth plate organization, in particular the hypertrophic chondrocyte area, was modified, indicating that chondrocyte differentiation is improved. Low-dose treatment with infigratinib in the Fgfr3N534K/+ HCH mouse model ameliorated the clinical hallmarks of human pathology and significantly lengthened the axial skeleton, the appendicular skeleton and improved foramen magnum length. These findings support the rationale for targeting FGFR3 with a specific TKI such as infigratinib for the treatment of children with HCH.

Clinical Development Plan

We are currently enrolling children living with hypochondroplasia in ACCEL, an observational study for infigratinib in hypochondroplasia. The study will establish annualized height velocity (“AHV”), for each child for a minimum period of six months. ACCEL is designed to provide baseline measurements for children that we anticipate enrolling in the interventional study, ACCEL 2/3. This is a Phase 2/3, multicenter, open-label phase followed by a double-blind, randomized, placebo-controlled study to evaluate the efficacy and safety of infigratinib in children with hypochondroplasia.

Key Competitors

Low-dose infigratinib is the only oral direct FGFR1-3 inhibitor that has been publicly disclosed in clinical development for the treatment of hypochondroplasia. BioMarin Pharmaceutical Inc. is developing Voxzogo (vosoritide), a CNP analog, for the treatment of hypochondroplasia.

Encaleret for the treatment of Autosomal Dominant Hypocalcemia Type 1 and Hypoparathyroidism

Summary

Encaleret is an oral small molecule antagonist of the calcium sensing receptor (“CaSR”) that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1 (“ADH1”). We are currently studying encaleret in an ongoing Phase 3 clinical trial (NCT05680818) as a potential treatment for patients with ADH1. We reported results from the Phase 2b study of encaleret in ADH1 (NCT04581629) in 2022 and published the results from the same study in the New England Journal of Medicine in September 2023. In 13 participants in the Phase 2b trial, treatment with encaleret resulted in rapid and sustained restoration of normal mineral homeostasis, with mean values of blood calcium, urinary calcium, and blood parathyroid hormone (“PTH”) within the normal range by day 5 of therapy and sustained at 24 weeks, and was well-tolerated without any reported serious adverse events.

We are also currently studying encaleret in an ongoing Phase 2 clinical trial (NCT05735015) as a potential treatment for patients with post-surgical hypoparathyroidism, in collaboration with clinical researchers at the National Institutes of Health. Preliminary results from this ongoing Phase 2 study were reported at the American Society for Bone Mineral Research annual meeting in September 2024.

Encaleret has been granted orphan drug and fast track designations by the FDA for the treatment of autosomal dominant hypocalcemia. Encaleret has also been granted orphan designation by the European Commission and by the Japan Ministry of Health, Labor and Welfare as a treatment for hypoparathyroidism and ADH1.

Market Opportunity

We believe that ADH1 is a serious medical condition with unmet needs and represents a market with significant commercial potential. ADH1 is caused by gain-of-function variants of the CASR gene, and independent studies of general population genetic datasets estimate that there are 25,000 carriers of ADH1-causative variants in the EU and US. If approved, encaleret could be the first targeted therapy indicated for the treatment of ADH1. Additionally, if approved, we believe there are market expansion opportunities for encaleret in pediatric ADH1 and in post-surgical hypoparathyroidism given its profile as an orally administered therapy.

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

In September 2024, we reported preliminary results from an ongoing Phase 2 clinical study of encaleret in participants in post-surgical hypoparathyroidism. Encaleret was found to simultaneously normalize blood and urine calcium levels in 86% (6 of 7) participants evaluated within 5 days of treatment. Encaleret was well-tolerated without any reported serious adverse events.

In December 2022, we also announced the initiation of our Phase 3 registrational trial of encaleret in ADH1 and completed screening for this study in November 2024. Topline results from this Phase 3 registrational study are anticipated in the second half of 2025. A schematic of this Phase 3 trial is shown below:

Encaleret Phase 3 registrational study design

CALIBRATE

CLTX-305-302: global, multi-center, randomized, open-label, two-arm study

Screening and SOC Optimization Period
• Age ≥ 16 years of age
• Documented pathogenic variant, or variant of uncertain significance, of the CASR gene associated with biochemical findings related to hypoparathyroidism
SoC Maintenance (N ~ 60)
Randomization 2:1
2-14 days
Encaleret Titration Period
Encaleret Maintenance Period
SoC Adjustment Period
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

Key Competitors

We believe encaleret is the only molecule that has been publicly disclosed to be in development specifically for the treatment of ADH1. There are other identified companies developing compounds for the treatment of hypoparathyroidism using recombinant parathyroid hormone analogs or PTH receptor agonists: Ascendis Pharma A/S (palopegteriparatide), AstraZeneca PLC (eneboparatide), Amolyt Pharma (AZP-3601), EnteraBio Ltd. (EB612), Extend Biosciences Inc. (EXT608), and MBX Biosciences, Inc. (MBX 2109), and Septerna Inc. (SEP-786). Palopegteriparatide is currently being marketed as Yorvipath in certain territories, including in the United States and in Europe, for the treatment of hypoparathyroidism.

BBP-418 for the treatment of Limb Girdle Muscular Dystrophy Type 2I

BBP-418 is an investigational, orally administered, small molecule substrate supplementation therapy that we are developing for the treatment of LGMD2I, also known as LGMDR9 FKRP-related. In October 2023, we shared positive long-term data from our Phase 2 trial in patients with LGMD2I, including that early assessment of increased glycosylated αDG may predict subsequent ambulatory improvements at later time points, supporting the use of glycosylated αDG levels as a potential surrogate endpoint in LGMD2I. We are currently studying BBP-418 in FORTIFY, an ongoing global registrational Phase 3 clinical trial in patients with LGMD2I. We believe there is potential to pursue accelerated approval in the United States for BBP-418 based on recent interactions with the FDA discussing the use of glycosylated αDG as a surrogate endpoint, the validated bioassay and the interim analysis approach.

Disease Overview

LGMD2I is an inherited neuromuscular disorder characterized by lower-limb weakness and loss of ambulation, and possible pulmonary and cardiac dysfunction. BBP-418 has a potentially-addressable patient population of 7,000, including both LGMD2I and other potentially-addressable dystroglycanopathies, in the United States and Europe. Currently, there is no disease-modifying treatment available. Standard of care is supportive care to alleviate end organ dysfunction.

Design Criteria

The rationale for developing BBP-418 as a potential treatment for LGMD2I is based on our understanding of the disease mechanism. In healthy tissue, a properly functioning Fukutin-Related Protein (“FKRP”) glycosylates alpha-dystroglycan (“αDG”). This glycosylation helps to stabilize muscle cells by binding extracellular ligands. In LGMD2I, mutated FKRP does not function properly and results in dysfunctional, hypo-glycosylated αDG in muscle cells, limiting αDG’s ability to function as a “shock absorber” for muscle fibers and increasing cellular susceptibility to damage.

BBP-418 is designed to target the disease mechanism of LGMD2I by supplying supra-physiological levels of BBP-418 upstream to drive residual activity of the mutant FKRP enzyme and potentially increase glycosylated αDG levels.

Clinical Data

On October 9, 2023, we shared positive long-term results from our ongoing Phase 2 clinical trial of BBP-418 in patients with LGMD2I. Based on the data after 21 months of treatment, we observed:

•
Increased glycosylated αDG levels from baseline observed as early as three months and sustained with treatment
•
Large (≥80%), sustained reduction in creatine kinase observed over an extended (up to 21-months) treatment period
•
Stabilization in NSAD scores and ambulatory measures observed over 21-months of BBP-418 treatment
•
BBP-418 continues to be well-tolerated with longer-term treatment
•
No treatment-related serious adverse events (“SAEs”) or dose limiting toxicities observed with 21-months of BBP-418 dosing

Clinical Development Plan

Following the release of top-line data from our Phase 2 trial, we engaged with regulatory authorities to align on a Phase 3 trial design, including an interim analysis at 12 months on study intended to support accelerated approval. Our Phase 3 trial, FORTIFY, was initiated in the U.S., with the first patient enrolled in June 2023. The FORTIFY study announced enrollment surpassed the interim analysis target in June 2024. The FORTIFY study was fully enrolled in September 2024 and is now closed for enrollment. Top-line data from the FORTIFY interim analysis is expected in the second half of 2025.

Key Competitors

We believe BBP-418 is the only late-stage oral therapy in clinical development for potentially disease-modifying treatment of LGMD2I. Edgewise Therapeutics is developing an oral small molecule therapy (sevasemten) for adults with LGMD2I. Asklepios Biopharmaceutical, Inc. (AB-1003 also known as LION-101) and Atamyo Therapeutics (ATA-100) are two other companies that are developing gene therapies for the treatment of LGMD2I.

Other Development

Our robust late-stage pipeline is supported by our productive early-stage research engine, which has produced 19 INDs since our inception. We recently announced in the fourth quarter of 2024 a new trial ACT-EARLY, the first Phase 3 clinical trial to evaluate prophylactic acoramidis therapy for the prevention or delay of ATTR amyloidosis in asymptomatic pathogenic TTR variant carriers. In addition to this Phase 3 study, our clinical product pipeline includes a Phase 2 study (ACCEL) for infigratinib for hypochondroplasia that is currently enrolling. The dosing of the first patient is anticipated in the middle of 2025. We also have an ongoing Phase 2 clinical trial for encaleret for postsurgical hypoparthyroidism. We anticipate formalizing plans to advance development of encaleret in this indication by the end of 2025. We are also conducting a Phase 1/2 study (CANaspire) for BBP-812 for Canavan disease.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently utilize third-party contract manufacturing organizations (“CMOs”) for all required raw materials, drug substance, drug product and packaging for Attruby and Beyonttra and for our preclinical research and our ongoing clinical trials of our product candidates. We have secured long-term manufacturing agreements with CMOs to produce and support our commercial sale of Attruby in the U.S., which began following the FDA approval of Attruby on November 22, 2024. In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization of Beyonttra in Europe under the Bayer License Agreement. As of December 31, 2024, there have been no commercial product supply sales to Bayer. In addition, during the year ended December 31, 2024, we have supplied $0.6 million of commercial product to Alexion in Japan under a commercial supply agreement. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have employees and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Attruby, Beyonttra and several of our development candidates have or are in the near term expected to have redundant and overlapping drug substance and drug product supply chains. Refer to Note 11 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details regarding the Bayer Supply Agreement.

Commercialization and Product Support

U.S. Launch of Attruby (acoramidis)

We have built our own commercial organization in the U.S. to support the commercialization of Attruby in the U.S. Following the receipt of FDA approval in November 2024, we commercially launched Attruby in the U.S. with a sales force appropriately sized to call on all ATTR-CM treatment centers in the U.S. and other community cardiologists who treat ATTR-CM patients in the U.S. Attruby was approved by the FDA for the treatment of ATTR-CM in adults to reduce cardiovascular death and cardiovascular-related hospitalization. Our sales force is focused on promoting Attruby to healthcare providers and effectively communicating product benefits. Attruby is the first and only approved product for adults with ATTR-CM in the U.S. with a label specifying near-complete stabilization of TTR. The full prescribing information (PI) for Attruby can be accessed at www.attruby.com.

We estimate that there are approximately 240,000 ATTR-CM patients in the U.S., part of a global patient population of around 500,000.

To prepare for this sizable market opportunity, commercial readiness efforts for Attruby began well in advance of its FDA approval. Our pre-launch activities, including claims analytics and disease state educational programs for healthcare providers, helped identify key stakeholders and ensure a smooth transition post-approval in November 2024.

Attruby has already demonstrated category-leading results including:

•
Effect on hard clinical outcomes and quality of life (QoL) observed as early as three months
•
42% reduction in composite of all-cause mortality and recurrent cardiovascular-related hospitalization events at Month 30
•
50% reduction in the cumulative frequency of cardiovascular-related hospitalization events at Month 30

We believe these results support the strong value proposition of Attruby and underscore the opportunity to improve the lives of patients with ATTR-CM. To ensure patients can access and afford this treatment, we have established several industry-leading access programs. For Medicare patients, the Inflation Reduction Act (IRA) limited out-of-pocket costs (OOP) and capped OOP at $2,000 annually, effective January 1, 2025. Additionally, patients participating in the Medicare Prescription Payment Program are eligible to spread their out-of-pocket costs into monthly payments, not to exceed $167 per month, inclusive of all Part D medications. Dual-eligible and Low-Income Subsidy patients will pay no more than $13 per month. We also offer a Commercial Co-Pay program for eligible commercial patients, which can provide access to Attruby for free. We also offer Attruby for free to patients who are uninsured or underinsured through our Patient Assistance Program (PAP) and provide a free 28-day trial to patients new to Attruby.

To ensure ease of access, Attruby is distributed in the U.S. through a limited network of specialty pharmacies, specialty distributors and third-party logistics (3PL) providers. Medication can be dispensed directly to patients or directly from approved hospital pharmacies to patients.

We currently partner with Bayer for the commercialization of Beyonttra in Europe and Alexion for commercialization of acoramidis in Japan if approved. We plan to leverage a full-service distribution partnership to support commercialization of acoramidis in rest of world markets.

We evaluate our commercialization strategy as we advance each product candidate through clinical development and to regulatory approval. In any core markets outside of the United States that we may identify, we may elect to utilize strategic partners, distributors or contract management and sales organizations to assist in the commercialization of any of our approved products in certain geographies.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office (“USPTO”) to determine priority of invention.

As of February 13, 2025, our intellectual property portfolio is composed of over 100 issued patents and over 400 patent applications that we license from academic and research institutions and other third parties or that we own or co-own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.

For our subsidiary, QED Therapeutics, Inc. (“QED”), we license rights from Novartis to two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of infigratinib. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030. The issued U.S. patents are expected to expire between 2028 and 2029, which takes into account patent term adjustments granted by the USPTO as well as a terminal disclaimer of one issued patent to another U.S. patent. Upon the initial approval of infigratinib, QED applied for 1,516 days of patent term extension (“PTE”), for the U.S. patent covering the infigratinib compound; assuming grant of the PTE application, the term of this patent may be extended from August 25, 2029, to October 19, 2033.

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

In addition, QED owns four pending U.S. patent applications, two pending Patent Cooperation Treaty (“PCT”) patent applications, and related pending foreign patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia, that are directed to methods of treating various cancers or skeletal disorders using infigratinib. If any patents issue from these patent applications, such patents would be expected to expire between 2040 and 2044.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to ten issued U.S. patents, two pending U.S. patent applications, one issued European patent, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to acoramidis. These patents are expected to expire in 2031 or 2033, not including any potential patent term extension.

In addition, we own five issued U.S. patents, six pending U.S. patent applications, and over 60 related foreign issued patents and patent applications in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico, with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and/or formulations relating to acoramidis. The issued U.S. and foreign patents are expected to expire in 2038 or 2039. The pending U.S. and foreign patent applications, if issued, are also expected to expire between 2038 and 2044.

For our subsidiary, Calcilytix, Inc., we license rights from Japan Tobacco Company to one issued U.S. patent and two foreign patents in Europe and Japan that are directed to compositions of matter of encaleret. The U.S. patent is expected to expire in 2025, and the foreign patents expired in 2024. In addition, Calcilytix owns four pending U.S. patent applications, and thirty one related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to formulations, dosing methods, and patient selection methods relating to encaleret. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2041 and 2044, not including any potential patent term extension.

For our subsidiary, ML Bio Solutions, Inc. (“ML Bio”), we license rights from the Charlotte-Mecklenburg Hospital Authority d/b/a Atrium Health to seven issued U.S. patents, one pending U.S. patent application, and over thirty related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to methods of treatment, dosing methods, and compositions relating to BBP-418. The issued U.S. patents are expected to expire in 2037, not including any potential patent term extension. The pending U.S. and foreign patent applications, if issued, are expected to expire in 2040 or 2041, not including any potential patent term extension. In addition, ML Bio owns one pending U.S. patent applications relating to assays. The pending U.S. patent application, if issued, is expected to expire in 2044. Upon approval of acoramidis, patent term extension applications were timely filed for multiple U.S. patents licensed from Stanford.

Our Material Agreements

Acoramidis (Attruby/Beyonttra)

License Agreement with Bayer

In March 2024, certain of our subsidiaries, including Eidos Therapeutics, Inc. (“Eidos”), BridgeBio International GmbH and BridgeBio Europe B.V. (“BridgeBio B.V.”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer, to develop and commercialize acoramidis (Beyonttra) as a treatment for ATTR-CM in all EU member states as well as all member and extension states of the European Patent Organization as of effective date of the license agreement (the “Licensed Territory”).

Under the terms of the Bayer License Agreement, Eidos granted Bayer an exclusive license, to certain of Eidos’ intellectual property rights to develop, manufacture and commercialize Beyonttra in the Licensed Territory. Under the Bayer License Agreement, we received an upfront payment of $135.0 million in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments (of which $75.0 million is for a regulatory milestone dependent upon receipt of EC approval of Beyonttra on or before December 31, 2025). We are also eligible to receive up to $450.0 million in additional sales milestones along with quarterly royalty payments according to a tiered structure starting in the low-thirties percent on net sales by Bayer of Beyonttra.

Unless earlier terminated, the Bayer License Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Bayer for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the Bayer License Agreement in the event of a material breach or insolvency of the other party or in the event merger control proceedings are started and clearances are not obtained. Additionally, Bayer may terminate the Bayer License Agreement for convenience upon at least 270 days’ prior written notice, and Eidos may terminate the agreement in the event Bayer ceases exploitation of Beyonttra under certain circumstances or challenges the validity or enforceability of Eidos’ patent rights.

In June 2024, BridgeBio B.V. entered into the Bayer Supply Agreement with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the active pharmaceutical ingredient (“API”) used to manufacture the product and the packaging price. As of December 31, 2024, there have been no commercial product supply sales to Bayer.

The condition for the $75.0 million regulatory-based milestone payment was achieved upon the EC approval of Beyonttra on February 10, 2025. We anticipate receiving this milestone payment from Bayer in April 2025.

License Agreement with Alexion

In September 2019, through our subsidiary Eidos, we entered into a license agreement (the “Eidos-Alexion License Agreement”), with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”), to develop and commercialize Beyonttra in Japan. Additionally, in September 2019, Eidos entered into a stock purchase agreement with Alexion, pursuant to which Eidos sold to Alexion 556,173 shares of its common stock for aggregate cash proceeds of $25.0 million. Under the terms of the Eidos-Alexion License Agreement, Eidos granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize Beyonttra in Japan. In consideration for the license grant, Eidos received an upfront payment of $25.0 million in 2019, with the potential for an additional one-time payment of $30.0 million subject to the achievement of a regulatory milestone. In addition, Eidos is entitled to receive royalties in the low double-digits on net sales by Alexion of Beyonttra in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize Beyonttra in Japan, or upon the introduction of generic competition into the market.

Furthermore, in October 2024, Alexion notified Eidos that it intends to initiate the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received by Eidos of $3.0 million, to be used by Eidos to cover any out-of-pocket costs and employee costs incurred by Eidos in connection with the clinical trial in Japan.

In November 2024, BridgeBio and Alexion entered into a commercial supply agreement for the manufacture and supply of the Licensed Product (as defined in the agreement) for commercial use in the Territory (as defined in the agreement). BridgeBio entered into the agreement as BridgeBio is the entity responsible for the manufacture of the Licensed Product. Under the commercial supply agreement, Alexion shall pay to BridgeBio a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product. BridgeBio has supplied $0.6 million of commercial products to Alexion during the year ended December 31, 2024.

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

During 2024, we incurred and paid $8.1 million of licensing fees due to Stanford related to the Company entering into the Bayer License Agreement in March 2024, recognized a milestone payable to Stanford of $0.5 million upon the receipt of FDA approval for Attruby, and recognized an immaterial amount of royalty payable to Stanford from net product sales of Attruby.

Under the license agreement with Stanford, we are obligated to use commercially reasonable efforts to develop, manufacture, and commercialize at least one licensed product; to develop markets for such licensed products; and to meet certain development milestones as agreed upon between us and Stanford.

Subject to the expiration of the license grant described above, the agreement does not have a specified term. We may terminate the agreement by providing prior written notice to Stanford, and Stanford has the right to terminate the agreement if we fail to achieve certain milestones or make payments under the agreement or are not actively pursuing development of a licensed product, or if we otherwise materially breach the agreement and fail to cure such breach within a specified grace period.

Infigratinib

License Agreement with Novartis International Pharmaceutical Ltd.

In January 2018, through our subsidiary QED, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases, including CCA, UC and achondroplasia. We refer to this agreement as the Novartis License.

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

Corporate:

Financing Agreement

On January 17, 2024, we entered into a Financing Agreement (the “Financing Agreement”) with certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”), which was amended on February 12, 2024 and June 20, 2024 (the Financing Agreement, as amended by the second amendment, the “Amended Financing Agreement”). Pursuant to the terms and conditions of the Amended Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to us in an aggregate principal amount of up to $750.0 million comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Amended Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Lenders’ and our mutual consent from time to time after January 17, 2024.

Funding Agreement

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis, and may adjust to a maximum rate of 10% (which would take effect in 2027, if certain conditions are met). Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In addition, we and our subsidiaries granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events. Following the FDA approval of Attruby on November 22, 2024, and in accordance with the Funding Agreement, we received gross cash proceeds of $500.0 million in December 2024, and recognized debt discount and issuance costs paid in cash of $27.5 million.

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

U.S. Government Regulation of Drug and Biological Products

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations and biologics under the FDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our product candidates, if approved, and our reputation.

Our product candidates must be approved by the FDA through either a New Drug Application (“NDA”) or a Biologics License Application (“BLA”) process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practices (“GLP”) requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each human trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of an NDA or BLA;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with Current Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight by institutional biosafety committees (“IBC”) as set forth in the National Institute of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”). Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Rare Pediatric Disease Designation and PRVs

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), a platform technology incorporated within or utilized by a drug or biologic is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive a faster FDA review process or ultimate FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product has an effect on either a surrogate that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials with due diligence and, under FDORA, the FDA is permitted to require, as appropriate, that such confirmatory studies be underway prior to approval or within a specified time period after accelerated approval is granted. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

As part of the 21st Century Cures Act, Congress amended the FDCA to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies (“RMATs”), which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. RMATs do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHSA and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A sponsor may request that the FDA designate a product candidate as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the product candidate meets the criteria, including whether there is preliminary clinical evidence indicating that the product candidate has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, priority review, accelerated approval, breakthrough therapy, and RMAT designation do not change the standards for approval.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (“FDASIA”), amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration, unless the drug is for an indication for which orphan designation has been granted and is not for a molecularly targeted cancer indication, submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements, if problems occur following initial marketing or if the FDA determines that the product is no longer safe or effective.

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

Any distribution of prescription drugs and biologics and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”) and the PHSA. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. In late 2024, the FDA announced it is allowing a further exemption period for eligible trading partners who have successfully completed or made documented efforts to complete data connections with their immediate trading partners, but still face challenges exchanging data. The exemption period for eligible manufacturers and repackagers now extends until May 27, 2025. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Regulation of Companion Diagnostics

We believe that the success of certain of our product candidates may depend, in part, on the development and commercialization of a companion diagnostic. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, approval of a premarket approval (“PMA”) application, or grant of a de novo request for classification.

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

To date, the FDA has required premarket approval for nearly all companion diagnostics for cancer therapies. In January 2024, the FDA announced its intention to initiate the reclassification process for most in vitro diagnostics, including companion diagnostics. Further, the FDA indicated that in addition to the reclassification process, the FDA will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, the FDA indicated that it may regulate most future companion diagnostics as class II devices.

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

Biosimilars and Exclusivity

Certain of our product candidates are regulated as biologics. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 (“BPCI Act”), as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare and Medicaid Services (“CMS”) including the Office of Inspector General and Office for Civil Rights, other divisions of the Department of HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”), within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, certain other licensed health care practitioners and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members.

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

In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. PAPs are regulated by and subject to guidance from CMS OIG. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the OIG of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

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

U.S. Data Collection

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their implementing regulations, including the Final Omnibus Rule published in January 2013, which imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates, independent contractors, or agents of health covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security, and transmission of individual identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state, and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

States are also active in creating specific rules relating to the processing of personal information. The California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 imposed many new requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the “GDPR”), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” or “sharing” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for certain sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agent—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

Similar laws have been passed and proposed in numerous other states. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance

Further, Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington’s My Health My Data Act, which went into effect on March 31, 2024, regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there has been discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap discount program as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
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
•
In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has also issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. A number of these and other proposed measures may change or be repealed by the current administration and it is possible that new legislation may be introduced. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

We cannot predict what healthcare reform initiatives may be adopted in the future, especially given the recent change in administration. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

Packaging and Distribution in the United States

If our approved products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

European Union Drug Development

In the European Union (“EU”), our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014 (“EU Clinical Trials Regulation”), which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new EU Clinical Trials Regulation provided that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new EU Clinical Trials Regulation.

The EU Clinical Trials Regulation overhauled the previous system of approvals for clinical trials in the EU. Specifically, the EU Clinical Trials Regulation, which is directly applicable in all Member States (meaning no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, it provides for a streamlined application procedure via a single entry point (through the Clinical Trials Information Systems) and strictly defined deadlines for the assessment of clinical trial applications. Compliance with the more complex procedural requirements of the EU Clinical Trials Regulation could result in some delay in the initiation of clinical trials.

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two types of MAs.

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP’) of the EMA, and is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SmPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

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

European Union Orphan Designation and Exclusivity

In the EU, the European Commission (upon recommendation of the EMA’s Committee for Orphan Medicinal Products) may grant an orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there must be no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder for the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Furthermore, when applying for a marketing authorization for an orphan medicinal product, the applicant is required to submit a report justifying the maintenance of the orphan designation, which the EMA will assess in parallel with assessing the application for marketing authorization. There is a risk that any orphan designation granted for our products will not be maintained upon granting of a marketing authorization and that our products will therefore not receive the market exclusivity granted to orphan medicinal products.

European Pediatric Investigation Plan

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”) unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If an MA is obtained and trial results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•
We are a party to and may from time to time enter into additional agreements with commercial partners to supply our partner with API and bulk or finished drug product for their commercial sales of our product in a licensed territory. In connection with this supply of product, we must comply with any applicable regulations for the purchase, distribution, storage, exporting and sale of API and medicinal products in the licensed territory. For example in June 2024, our wholly-owned subsidiary BridgeBio Europe B.V. (“BridgeBio BV”), which is domiciled in the Netherlands, entered into the Bayer Supply Agreement for which BridgeBio BV has agreed to manufacture and supply to Bayer our commercial product Beyonttra to sell in the EU. To support our obligations under the Bayer Supply Agreement, we have also entered into a commercial manufacturing agreement with a third-party CMO in Germany to manufacture and package the final drug product Beyonttra. We are required to obtain the necessary registration or authorization from the relevant EU authority in order to import the API into the EU, deliver it to our German CMO, and have the final drug product for Beyonttra supplied to Bayer, as well as to export drug product or finished product. Under applicable EU and Dutch regulations, this requires BridgeBio BV to obtain a registration for activities related to API (“API Registration”) and an authorization for wholesale distribution of medicinal products (“WDA”). In order to receive the API Registration and the WDA, we must pass an inspection.

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

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the EU Member States, plus Norway, Liechtenstein, and Iceland.

Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom (UK)

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement (a “TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations.

At present, EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new EU legislation, such as the EU Clinical Trials Regulation, is not applicable. The UK government has passed the Medicines and Medical Devices Act 2021, which introduced delegated powers in favor of the Secretary of State (or for Northern Ireland, the Department of Health in Northern Ireland) to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). However, on February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. The medicinal product aspects of the Windsor Framework have applied since January 1, 2025.

The MHRA has also introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. On January 1, 2024, a new international recognition framework was put in place, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators (including the FDA) when determining an application for a UK authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States (or Iceland, Liechtenstein, Norway) through decentralized or mutual recognition procedures when determining an application for a UK authorization.

EU and UK Data Collection

The collection and processing of personal data (including health data) in the European Economic Area (EEA) is governed by the General Data Protection Regulation (“EU GDPR”). Similarly, the collection and use of personal data (including health data) in the UK is governed by the UK General Data Protection Regulation and the UK Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR, “GDPR”. Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR imposes numerous stringent requirements on companies that process personal data, including requirements relating to processing of special categories of personal data (such as health and data), relying on a legal basis or condition for processing personal data, if required obtaining consent of data subjects, providing detailed information to data subjects about how personal data is used, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory data breach notification, implementing “privacy by design” requirements, and taking certain measures when engaging service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”), and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million (or £17.5 million in the UK) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects and consumer associations the right to claim material and non-material damages resulting from infringement of the GDPR. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted.

The UK Government has introduced a Data Protection and Digital Information Bill to reform the UK data protection legal framework which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. Further, this may lead to additional compliance costs and could increase our overall risk.

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

Additional Laws and Regulations Governing International Operations

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The U.S. Securities and Exchange Commission (the “SEC”), also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price (“AMP”) and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

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

As of December 31, 2024, we had 725 full-time employees and 5 part-time employees. Of these, 391 focus on driving forward research and development programs and 202 focus on our commercialization efforts, either directly or through our affiliates, and 137 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

The talent acquisition team’s focus in 2025 is to meet the hiring needs across BridgeBio and our affiliates. We recognize that our current and potential future team members have options for employment opportunities, including with other biotech and pharma companies, research and academic institutions, government entities, and consulting and investment firms. To attract and retain top performing team members, we focus on creating an environment that allows for autonomy, professional growth, and impact while also offering a competitive total rewards package.

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

Total Rewards

To attract and retain top talent, we offer a competitive total rewards package. We target total direct compensation at the upper end of market. We link a portion of every employee’s compensation to performance through a performance bonus program. To create a sense of ownership and align employee incentives with our long-term success, we offer eligible employees equity ownership in the company through stock option or restricted stock unit grants and our employee stock purchase plan. We also designed a program to incentivize affiliate-level employees to achieve specific milestones at core value-inflection points, such as IND or NDA approval.

We focus our benefits offering on areas critical to keeping our employees and their immediate families healthy and productive. We offer physical and mental health benefits to all employees who work at least 30 hours per week, on average. We have a flexible paid time off policy to empower team members to take the time they need, when they need it.

Community

We believe that building a strong sense of community at BridgeBio is critical to our success. Team members can only live up to our values of thinking independently, letting science speak, and being radically transparent when they feel a sense of belonging. This is also important to our ability to bring together team members from diverse backgrounds and experiences. We are proud to promote unique voices within and outside our organization, and are eager to learn from others’ experiences.

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

Risks Related to Commercialization

Our business is substantially dependent on our ability to successfully commercialize AttrubyTM and BeyonttraTM, and the commercial success of Attruby and Beyonttra or any other product candidates, if approved, will depend upon the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community.

Our business depends heavily on our ability to successfully commercialize Attruby and Beyonttra. The commercial success of Attruby and Beyonttra or our other product candidates, if approved, will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Our product candidates, if approved, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of Attruby and Beyonttra or any other of our product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
•
favorable third-party coverage and sufficient reimbursement or other assistance for patients who are uninsured or underinsured; and
•
the prevalence and severity of any side effects or adverse events (“AEs”).

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

If our sales and marketing capabilities for Attruby and Beyonttra are not effective or we are unable to establish sales and marketing capabilities or enter into and maintain our agreements with third parties to sell and market Attruby and Beyonttra or any future product candidates approved for commercial sale, we may be unsuccessful in our commercial efforts.

To achieve commercial success for Attruby and Beyonttra and any other approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the United States, as we have done with Bayer in the case of Beyonttra once it was approved, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel. We may also fail to obtain or maintain the necessary regulatory approvals, distribution licenses or other registrations that are required to ship an approved product to a customer or commercial partner.

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
•
manufacturing, supply chain or distribution disruptions that delay or prevent the launch of any approved products by us or a commercial partner;
•
the failure to obtain the necessary regulatory approvals, state licenses, wholesale distribution licenses or other registrations that are required to ship an approved product to a customer or commercial partner;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop internally. In addition, we may not be successful in entering into arrangements with third parties to commercialize, if approved, our product candidates or may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. Even if we enter into a commercial partnership with a third party, we may have manufacturing, supply chain or distribution disruptions that delay or prevent the commercial launch of an approved product by our partner. There is also a risk that one of our commercial partners decides to terminate our agreement due to a change in its business priorities or financial condition, or due to other circumstances may no longer be able to fulfill its obligations under our agreement, which would negatively impact our ability to sell our products in certain markets and to generate revenues from product sales. If we do not continue to build on our commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing Attruby and Beyonttra and our product candidates, if approved.

Our profitability will depend significantly on our ability to sell enough product at competitive prices and on the availability of adequate coverage and reimbursement through governmental or private third-party payors. The insurance coverage and reimbursement status of newly-approved products is uncertain. Our product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates may obtain marketing approval. See the section titled, “Business - Government Regulation - Coverage and Reimbursement.”

Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. In particular, the list price of Attruby in the United States is $18,759.12 for a 28-day supply and a significant percentage of patients rely on government programs, such as Medicare and Medicaid, for their coverage of drug and other medical care, so the availability of federal and state coverage of Attruby is critical to the success of our commercialization efforts for Attruby in the United States. Sales of Attruby or any other product candidates, if approved, that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Additionally, we may develop companion diagnostic tests for use with Attruby and Beyonttra and our product candidates. We, or our collaborators, may be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. Even if we obtain regulatory approval or clearance for such companion diagnostics, there is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for the same reasons applicable to our product candidates. Medicare reimbursement methodologies, whether under Part A, Part B, or clinical laboratory fee schedule may be amended from time to time, and we cannot predict what effect any change to these methodologies would have on any product or product candidate or companion diagnostic for which we receive approval. Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the companion diagnostic tests that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

We have partnered with Bayer to commercialize Beyonttra in Europe and we plan to commercialize Attruby and Beyonttra in other foreign markets. In June 2024, BridgeBio B.V. entered into the Bayer Supply Agreement with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization of Beyonttra in Europe under the Bayer License Agreement. We may also commercialize in foreign markets any future drugs we develop for which we obtain commercial rights through additional partnerships with third parties or directly by ourselves. In addition, we may agree to supply drug product to a commercial partner in other foreign markets similar to our agreement with Bayer. In doing so, we would be subject to additional risks and uncertainties, including:

•
the burden of complying with complex and changing foreign regulatory, tax, accounting, compliance and legal requirements;
•
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•
import, export or other distribution licensing requirements;
•
the potential failure of obtaining and maintaining required licenses with foreign regulatory authorities that are required to ship API or distribute our drug product to customers or commercial partners like Bayer;
•
longer accounts receivable collection times;
•
longer lead times for shipping;
•
language barriers for technical training;
•
reduced protection of intellectual property rights in some foreign countries, and related prevalence of bioequivalent or generic alternatives to therapeutics;
•
foreign currency exchange rate fluctuations;
•
potential resource constraints, including with respect to patients’ ability to obtain reimbursement for our products in foreign markets; and
•
the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Any of these factors could impair our ability to commercialize Attruby and Beyonttra and any future drugs we may develop or for which we obtain commercial rights outside the United States, which could have a material adverse effect on our business and results of operations.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled, “Business - Government Regulation - Other Regulatory Matters.”

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

Failure to comply with health and other personal data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, U.S. state consumer privacy laws (e.g., the California Consumer Privacy Act), and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, as discussed further in the section titled, “Business - Government Regulation – U.S. Data Collection,” a number of U.S. states have passed or are considering comprehensive privacy laws that may impact our business.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled, “Business - Government Regulation - Current and Future Legislation.”

In addition, the Creating and Restoring Equal Access to Equivalent Samples Act (“CREATES Act”), was enacted in 2019 requiring sponsors of approved NDAs and BLAs to provide enough product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Attruby and Beyonttra and our other product candidates, if approved. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for Attruby and Beyonttra and our other product candidates, if approved;
•
our ability to receive or set a price that we believe is fair for our future products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the amount of taxes that we are required to pay; and
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize Attruby and our other product candidates, if approved.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, the 340B drug pricing program, and the VA’s FSS pricing program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and Medicaid rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA, other legislation, or in regulation could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Health Resources and Services Administration (“HRSA”), which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. Implementation of the civil monetary penalties regulation and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, as noted above, we participate in the VA’s FSS pricing program. As part of this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”), to four federal agencies (the VA, U.S. Department of Defense, or DOD, Public Health Service, and the U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. These obligations also contain extensive disclosure and certification requirements.

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

We face competition in the United States for Attruby and may face competition for our other product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. The FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. See the section titled, “Business-Government Regulation-Current and Future Legislation” for more information regarding legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. If certain of these changes are implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval or commercial success before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. We face competition for Attruby and Beyonttra and we may face competition with respect to any other product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

We focus research and product development on treatments for Mendelian diseases, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our products or product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments. In particular, Attruby is not the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.

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

Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a newly commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Our subsidiaries, on whose success we largely rely, are primarily early-stage biopharmaceutical companies. To date, we have focused principally on identifying, acquiring or in-licensing and developing our product candidates at the subsidiary level, almost all of which are in discovery, lead optimization, preclinical or clinical development. In November 2024, Attruby was approved for commercial sale in the United States. In February 2025, Beyonttra was approved for commercial sale in Europe. Our pipeline of product candidates will require substantial additional development time, including extensive clinical research, and resources before we would be able to apply for or receive additional regulatory approvals and begin generating revenue from sales of those product candidates, if approved.

We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2024, 2023 and 2022 were $543.3 million, $653.3 million and $484.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $3.1 billion. In November 2024, Attruby was approved for commercial sale in the United States, and to date, we have not yet generated substantial revenue from sales of Attruby. In addition, we previously had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have financed operations solely through the sale of equity securities, debt financings, royalty financing, and the sale of certain assets. Sentynl purchased the global rights to NULIBRY in March 2022 and Helsinn, who is the principal selling party of TRUSELTIQTM, discontinued selling TRUSELTIQTM in March 31, 2023. We continue to incur significant research and development (“R&D”), costs for the commercialization of Attruby, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations (“CROs”) for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.

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

As part of our strategy, we expect to form and invest in additional wholly-owned subsidiaries and variable interest entities (“VIEs”). Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to:

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
•
delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an Investigational New Drug application (“IND”) or IND amendment, clinical trial application (“CTA”) or CTA amendment, or equivalent application or amendment; or as a result of a new safety finding that presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites;
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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices (“GCP”), requirements, or regulatory guidelines in other countries;
•
occurrence of AEs associated with the product candidate that are viewed to outweigh its potential benefits;
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

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board (“DSMB”) including for our ongoing Phase 3 clinical trial of low-dose infigratinib, our ongoing Phase 2 and planned Phase 3 clinical trials of BBP-418, and our ongoing Phase 3 clinical trial of encaleret, or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs, associated with use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects of our product candidates could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could impose a boxed warning in the labeling of our product and could require us to adopt a risk evaluation and mitigation strategy (“REMS”), and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates once approved, several potentially significant negative consequences could result, including:

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

Preliminary, interim or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have and may in the future publish or report preliminary, interim or topline data from our clinical trials. Preliminary, interim or topline data from clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trial, and favorable data from interim analysis do not ensure the final results of a trial will be favorable. Preliminary, interim or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary, interim or topline data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. Material adverse changes between preliminary, interim or topline data and final data could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Review and Approval of our Product Candidates

Most of our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials, and providing general and administrative support for these operations. We cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates. While Attruby was approved for commercial sales in November 2024 and we previously had two products approved for sale, we have not yet generated significant revenue from sales of drugs, and we may never be able to successfully commercialize a marketable drug.

Our product candidates require additional development; management of preclinical, clinical and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; complete the build-out of a commercial organization; commence product candidate-specific marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales from such product candidates, if ever. Many of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we are not able to successfully commercialize an approved drug or if we do not receive additional regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. It is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. Although Attruby received FDA approval for commercial sale in the United States in November 2024, we cannot be certain that any of our other product candidates will receive regulatory approval or that Attruby, or any of our other product candidates, if approved, will be successfully commercialized.

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
•
the data collected from clinical trials of product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application (“NDA”) biologics license application (“BLA”), or other submission for regulatory approval in the United States or elsewhere;
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

We have conducted and plan to conduct clinical trials outside the United States, including in Europe. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Our business strategy focuses on the development of product candidates for the treatment of genetic diseases, which may be eligible for FDA or European Commission orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We have obtained from the FDA orphan drug designations, including for: Attruby for the treatment of transthyretin amyloidosis; low-dose infigratinib for the treatment of achondroplasia; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); and BBP-812 for the treatment of Canavan Disease. We have obtained from the EMA and European Commission, orphan drug designation for: Attruby for the treatment of ATTR amyloidosis; low-dose infigratinib for the treatment of achondroplasia; BBP-418 for the treatment of limb-girdle muscular dystrophy; BBP-812 for the treatment of Canavan Disease; and encaleret as a treatment for hypoparathyroidism (inclusive of ADH1). We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our product candidates could have a material adverse effect on our prospects.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The FDA has granted rare pediatric disease designation to BBP-812 for the treatment of Canavan Disease. However, a marketing application for BBP-812 or any other product candidate, if approved, may not meet the eligibility criteria for a PRV.

The FDA has granted rare pediatric disease designation to BBP-812 for the treatment of Canavan Disease. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease PRV, in our original NDA for BBP-812. The FDA may determine that an NDA for BBP-812, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•
achondroplasia or Canavan Disease no longer meets the definition of a rare pediatric disease;
•
the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•
the NDA is not deemed eligible for priority review;
•
the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the NDA is approved for a different adult indication than the rare pediatric disease for which BBP-812 is designated (for example, if BBP-812 is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, BBP-812).

The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time. Absent such legislative reauthorization of the program, if an NDA for BBP-812 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV.

Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. We may seek approval of additional product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials prior to dissemination or publication, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy, fast track or regenerative medicine advanced therapy designation by the FDA.

We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our product candidates, although we cannot be certain that our product candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy, fast track designation and/or regenerative medicine advanced therapy (“RMAT”).

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

Additionally, certain oncology product candidates may be eligible for review under the Real-Time Oncology Review (“RTOR”), which is an initiative of the FDA’s Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients. Although this program allows the FDA to review data earlier, before an applicant formally submits a complete application, acceptance into the RTOR pilot does not guarantee or influence approvability of the application, which is subject to the usual benefit-risk evaluation by FDA reviewers, and it does not affect the FDA’s Prescription Drug User Fee Act timelines. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

Attruby and Beyonttra and our current product candidates, if approved, will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Attruby and Beyonttra and our current product candidates, if approved, will be subject to ongoing regulatory requirements and review by the FDA and other applicable regulatory authorities for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”), regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Furthermore, under the Drug Supply Chain Security Act, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for any approved products withdrawn by regulatory authorities and our ability to market such products could be limited, which could adversely affect our ability to achieve or sustain profitability and we could be subject to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Certain of our product candidates are based on a novel adeno-associated virus (“AAV”) gene therapy technology with which there is limited clinical or regulatory experience to date, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.

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

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. In 2016, the FDA established the Office of Tissues and Advanced Therapies (“OTAT”), within its Center for Biologics Evaluation and Research (“CBER”), to consolidate the review of gene therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”), and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health (“NIH”) gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”) a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board (“IRB”), and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual cell and gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay commercial sales of Attruby and Beyonttra or the clinical development or marketing approval of any product candidates we may develop resulting in additional losses and depriving us of potential product revenue.

We rely entirely on third parties for the manufacturing of Attruby and Beyonttra and our product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture our product candidates, if approved, on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers for the manufacturing of commercial supply of Attruby and Beyonttra and other product candidates, if approved. We also rely on third party manufacturers for the clinical manufacturing supply of our product candidates. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

On March 27, 2020, in response to the COVID-19 pandemic, the United States passed into law the CARES Act, which enhanced the FDA’s authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of Attruby or any of our other product candidates that receive marketing approval, our results could be materially impacted.

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

All entities involved in the preparation of products for commercial sale or product candidates for clinical trials, including our existing CMOs for Attruby and Beyonttra and all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates.

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

We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to an exclusive license agreement with Bayer to develop and commercialize Beyonttra as a treatment for ATTR-CM in the European Union and all member states of the European Patent Organization; Eidos is also a party to a license agreement with Alexion Pharma International Operations Unlimited Company (“Alexion”) pursuant to which we depend on Alexion for the clinical development and commercialization of Beyonttra in Japan; QED is party to an exclusive license with Kyowa Kirin to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan; and QED was previously party to a license and collaboration agreement with Helsinn Healthcare S.A. and Helsinn Therapeutics (U.S.), Inc., to which we refer collectively as Helsinn, pursuant to which QED granted to Helsinn exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in selected indications and geographic territories. The collaboration with Helsinn, was terminated effective in March 2023 pursuant to a mutual termination agreement. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.

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

We depend upon third-party collaboration partners for financial and human resources for the commercialization of Attruby and Beyonttra in certain territories outside the United States and may enter into additional collaborations, licenses and similar arrangements for the clinical development and commercialization of some of our product candidates. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:

•
collaborators may have significant discretion in determining the efforts and resources that they will apply to our products or product candidates that are the subject of collaborations;
•
collaborators may shift their priorities and resources away from the development and commercialization of our product candidates or may elect to discontinue development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, a lack of available funding or other external factors, such as a business combination or downsizing of its company or business unit that diverts or limits resources or creates competing priorities;
•
collaborators may delay commercial sales or clinical trials, provide insufficient funding for a development program, stop a clinical trial, abandon a commercial product or product candidate, repeat or conduct new clinical trials or require a new formulation of a marketed product for continued commercialization or of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•
a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our collaborators that would prevent us from developing or commercializing our product candidates on our own or collaborating with others;
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
•
collaborations may be terminated, which may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or product candidates or the requirement to expend additional time and resources to seek an alternative collaboration partner;
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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for Attruby and our product candidates, including low-dose infigratinib, BBP-418, and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We are party to various agreements that we depend on to operate our business, and our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. For example, we are a party to an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and may need to obtain additional licenses from others to advance our research and development activities to allow the commercialization of Attruby or any other product candidates we may identify and pursue. Our license agreement with Stanford imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In particular, under our license agreement with Stanford, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. We are also a party to a license agreement with Novartis International Pharmaceutical Ltd. for infigratinib under which we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize at least one therapeutic product incorporating infigratinib in the United States and the European Union.

In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. For example, if our license agreement with Stanford is terminated, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to Attruby and we may be required to cease our development and commercialization of Attruby. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions, inter partes review, and other proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Attruby, low-dose infigratinib, BBP-418, encaleret or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our current product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application (“ANDA”) filed with the FDA to obtain permission to sell a generic version of such product.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to a patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

In 2024, we committed to restructuring initiatives designed to drive operational changes in our business processes, efficiencies, and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from this restructuring initiative or other restructuring efforts that we may undertake in the future, due to unforeseen difficulties, delays or unexpected costs and the expenses of restructuring may be greater than anticipated. If we are unable to realize anticipated cost savings from our restructuring initiatives, our operating results and financial condition may be adversely affected. Furthermore, our reprioritization of development programs may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as turnover beyond planned reductions or increased difficulties in conducting our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business and make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Any failure to attract or retain qualified personnel could prevent us from successfully executing key business initiatives and adversely impact our business, financial condition, and results of operations.

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

As of December 31, 2024, we had 730 employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

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

Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

As of December 31, 2024, we had 725 full-time employees and 5 part-time employees across all of our affiliates and controlled entities. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and related to the commercial sales of approved medicines. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, pursuant to Section 404(b) of the Sarbanes Oxley Act (“Section 404”) provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — was entered into force on August 1, 2024, and most provisions of which will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security.

If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may also incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property rights and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

Where we conduct clinical trials and enroll subjects in our clinical trials in the European Economic Area (the “EEA”) or in the United Kingdom (the “UK”), we are subject to European data protection regulations which include additional privacy restrictions. The collection and use of data (including personal health data) in the EEA and UK are governed by the provisions of the EU GDPR and UK GDPR (together “GDPR” and each as defined in the section titled, “Business - Government Regulation - European Data Collection”). The GDPR imposes several stringent requirements on companies that process personal data, including requirements relating to the processing of special categories of personal data (such as health data), relying on a legal basis or condition for processing personal data, where required, obtaining consent of data subjects to whom the personal data relates, providing detailed information to data subjects about how their personal data is used, notification of data breaches to the competent national data protection authorities and implementing safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to non-adequate territories such as the United States; any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the UK and EEA Member States may result in significant fines, other administrative penalties and private rights of action from data subjects and consumer associations. Compliance with the GDPR and any other data privacy and data security laws and regulations is a rigorous and time-intensive process and requires significant resources and an ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the introduction of the new UK Bill into the UK legislative process. In addition, EEA Member States have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance, and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

Risks Related to Our Indebtedness

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of December 31, 2024, we and our subsidiaries had total consolidated indebtedness of $1.7 billion. This includes $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”) and $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”). On January 17, 2024, we incurred $450.0 million of gross initial principal indebtedness under our financing agreement by and among Blue Owl Capital Corporation as administrative agent, certain lenders, the Company as borrower, and certain of our subsidiaries as guarantors, which together with a first amendment dated February 12, 2024 and second amendment dated June 20, 2024, are referred to as the Amended Financing Agreement. The proceeds received under the Amended Financing Agreement fully repaid the indebtedness outstanding under the Amended Loan Agreement. Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We have incurred indebtedness under our convertible senior notes and are party to a financing agreement that contains operating and financial covenants that may restrict our business and financing activities.

In March 2020, we issued the 2027 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 2.50% per year. The 2027 Notes will mature on March 15, 2027 unless earlier converted or repurchased, at which time we will settle any conversions of the 2027 Notes in cash, shares of our common stock or a combination thereof, at our election. In January and February 2021, we issued the 2029 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 2.25% per year. The 2029 Notes will mature on February 1, 2029 unless earlier converted or repurchased, at which time we will settle any conversions of the 2029 Notes in cash, shares of our common stock or a combination thereof, at our election. Under certain circumstances, the holders of the 2027 Notes and the 2029 Notes (collectively, the “Notes”), may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to their respective maturity dates, which could have an adverse effect on our financial results.

In January 2024, we entered into the Financing Agreement, pursuant to which the lenders thereunder agreed to extend a senior secured credit facility to us in an aggregate principal amount of up to $750.0 million, comprised of (i) an initial term loan of $450.0 million (the “Initial Term Loan”) and (ii) subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement, one or more incremental term loans in an aggregate principal amount not to exceed $300.0 million. The Initial Term Loan was funded on January 17, 2024. We are required to make principal payments of $22.5 million on the outstanding balance of the term loans commencing on June 30, 2027 in quarterly installments in amounts and subject to conditions as set forth in the Financing Agreement, including variable interest rates and additional quarterly installments of $10.0 million if our market capitalization is at any time after January 17, 2024 less than $1.5 billion. The stated maturity date of the term loans is January 17, 2029, with two springing earlier maturity dates at 91 days prior to the stated maturity dates of the 2027 Notes and the 2029 Notes, respectively, in each case to the extent there is an aggregate outstanding amount of such notes of more than $50 million on such dates. The Financing Agreement restricts our ability, among other things and subject to certain limited exceptions, to:

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

• make payments in respect of subordinated indebtedness or royalty monetization transactions; or

• make certain investments.

As of December 31, 2024, we are required to maintain, under the Amended Financing Agreement, a minimum unrestricted qualified cash balance of $78.0 million, at all times, and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. As security for the obligations under the Amended Financing Agreement, we and our subsidiaries that are party to the Amended Financing Agreement as guarantors are required to grant to the administrative agent, for the benefit of the lenders and secured parties, a continuing first priority security interest in substantially all of our assets and the assets of our subsidiaries that are party to the Amended Financing Agreement as guarantors (including all equity interests owned or hereafter acquired by us or such subsidiaries), subject to certain exceptions. A breach of any of these covenants or clauses could result in a default under the Amended Financing Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and cause us to incur additional fees related to an early repayment, or result in a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2024, we had working capital of $566.3 million, of which cash and cash equivalents amounted to $681.1 million and restricted cash amounted to $0.1 million. We expect that our cash and cash equivalents, and restricted cash and proceeds from Attruby product revenue will be sufficient to fund our operations through at least the next 12 months from the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty financing, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to establish internal commercialization capabilities or enter into collaborations with third parties for the commercialization of Attruby or any other product candidate, if approved;
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

The sale or issuance of our securities, including the sale or issuance of common stock to, or through, Goldman Sachs & Co. LLC (“Goldman Sachs”), and SVB Securities LLC (“SVB”) pursuant to our Equity Distribution Agreement, dated May 4, 2023 (the “ATM Agreement”) may cause significant dilution and the sale of such securities, or the perception that such sales may occur, could cause the price of our common stock to fall.

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

The Funding Agreement contains certain conditions to the Purchasers’ funding obligations and various covenants and restrictions on our operations that, if violated, may adversely affect our financial condition and operating results. An increase of the royalty rate on the net sales of Attruby under the Funding Agreement could harm our financial condition and operating results.

In January 2024, we and our subsidiaries Eidos Therapeutics, Inc., BridgeBio Europe B.V. and BridgeBio International GmbH (together, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Purchasers”), and Alter Domus (US) LLC, as the collateral agent, to help support the commercial launch of Attruby. Under the Funding Agreement, the Purchasers’ obligation to pay us $500.0 million (in the aggregate, net of certain transaction expenses) (the “Investment Amount”) was conditioned upon the first FDA approval of Attruby, subject to certain conditions relating to the FDA approval and other customary conditions.

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize Attruby, providing the Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders. Pursuant to the Funding Agreement, the Seller Parties have granted to the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to Attruby. If the Seller Parties are unable to comply with applicable obligations, the Purchasers may be entitled to take possession of such assets, which could have a material adverse effect on our business, financial condition and results of operations.

Under the Funding Agreement, following the Purchasers’ payment of the Investment Amount to us, the Purchasers have the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of Attruby (“Net Sales”). However, under certain conditions, including conditions relating to sales performance of Attruby by or on behalf of us, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Such increase(s) could result in additional payments by us to the Purchasers and may materially harm our liquidity and profitability or otherwise affect our financial condition and operating results. The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount.

Following the FDA approval of Attruby on November 22, 2024, we received gross proceeds of $500.0 million under the Funding Agreement in December 2024. As of December 31, 2024, the Company had a balance of $479.1 million in deferred royalty obligation, net of debt discount and issuance cost accretion.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms.

We may seek additional capital through any number of available sources, including, but not limited to, public and private equity offerings, debt financings, royalty financing, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of additional equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

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
•
respond to competitive pressures.

Accordingly, we may need to pursue additional equity, debt or other financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any additional debt financing secured by us may also subject us to increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions such as capital-raising activities, incurring additional debt, making capital expenditures or declaring dividends, and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional capital through marketing and distribution arrangements or other collaborations, other royalty financing, or strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. To meet our liquidity needs, we have previously relied, in part, on borrowed funds, and may do so again in the future. Recent and continued increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Risks Related to Our Common Stock

The market price of our common stock has been and may be highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has been and is likely to continue to be volatile. Our stock price has been and may be subject to wide fluctuations in response to a variety of factors, including the following:

•
our failure to successfully commercialize Attruby and Beyonttra, or any other product candidate that we may develop or for which we acquire commercial rights;
•
adverse results or delays in our clinical trials, particularly those of our late-stage product candidates, or preclinical studies;
•
inability for us to generate revenues, obtain additional funding, or to service our existing debt obligations, on reasonable terms or at all;
•
reports of AEs or other negative results in clinical trials of third parties’ product candidates that target our product candidates’ target indications;
•
any delay in filing an IND, BLA or NDA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, BLA or NDA, including any failure to obtain FDA clearance or approval with respect to such regulatory filing or submission;
•
the termination of, or any other failure to develop successfully and commercialize our product candidates;
•
announcements we make regarding our current product candidates, sales, dispositions or other divestitures of development programs or product candidates, acquisitions of potential new product candidates and companies and/or in-licensing;
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

In addition, companies trading in the stock market in general, and The Nasdaq Global Market (“Nasdaq”) in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the ongoing conflicts in Ukraine and in Israel and the Gaza Strip, widespread inflationary pressures and interest rate increases, any global health emergency such as the COVID-19 pandemic, and global economic conditions on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.

We have in the past been and could be subject to securities class action litigation and other types of stockholder litigation.

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

Pursuant to our 2021 Amended and Restated Stock Option and Incentive Plan (the “A&R 2021 Plan”), we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our Amended and Restated 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors, elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2021 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.

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

Based upon our common stock outstanding as of December 31, 2024, our beneficial stockholders, directors, and executive officers beneficially own 47.7% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to the following:

•
our ability to successfully commercialize Attruby and Beyonttra or any of our product candidates, if approved, and the timing and costs of our commercialization activities;
•
the timing, results and cost of, and level of investment in, our clinical development activities for our current product candidates and any other product candidates we may identify and pursue, which may change from time to time;
•
the cost of manufacturing Attruby and Beyonttra and our current product candidates and the related materials or other product candidates that we may identify, which may vary depending on the quantity of production and the terms of agreements with manufacturers;
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
•
the level of demand for Attruby and Beyonttra and our current product candidates or other product candidates that we may identify, should they receive approval, which may vary significantly;
•
future accounting pronouncements or changes in our accounting policies;
•
future tax regulation changes that impact effective tax rates;
•
the success of our restructuring initiatives;
•
the risk/benefit profile, cost and reimbursement policies with respect to Attruby and Beyonttra and our current product candidates or other product candidates that we may identify, if approved, and existing and potential future drugs that compete with our products and product candidates;

•
changes in global economic and market conditions, including inflationary pressures, interest rate increases, supply chain shortages and stock market volatility; and
•
acts of war, armed conflicts and political or civil unrest, including volatile global economic conditions resulting from the conflicts in Ukraine and Israel and the Gaza Strip.

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

We have incurred substantial losses during our history and we do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward indefinitely if not utilized, subject to expiration of such carryforwards in the case of federal net operating loss carryforwards generated prior to 2018. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating losses or credits may be subject to limitations arising from previous ownership changes and if we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our net operating losses or credits could be further limited by Sections 382 and 383 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. In addition, the amount of post-2017 NOLs that we are permitted to deduct in taxable years beginning after December 31, 2024 is limited to 80% of our taxable income in such year.

Changes in tax laws or regulations may adversely affect our financial condition and results of operations.

Changes in tax laws or regulations, or changes in interpretations of existing tax laws and regulations, could adversely affect our financial condition and results of operations, possibly with retroactive effect. For example, the current and former U.S. presidential administrations and members of Congress have proposed, and future administrations may propose, various U.S. federal tax law changes, which, if enacted, may have an adverse effect on our business operations and financial performance. Outside of the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”) and other initiatives led by the OECD or the European Commission. With our international operations and potential expansion, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business, and adversely affect our financial condition and results of operations.

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

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance (ESG) matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Our internal computer systems, or those used by our third-party collaborators, contractors or consultants, may fail or suffer cybersecurity incidents or breaches, which could result in a material disruption of our development programs and business operations.

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, third-party logistics providers, third-party collaboration and commercialization partners, and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. Although to our knowledge we have not experienced any such material system failure or cybersecurity incident or breach to date, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks and attacks to the security of the systems of our third-party vendors and service providers. If a material event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials or commercialization information could result in delays in our regulatory approval or commercialization efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials and commercialization activities. We depend on these third parties to implement adequate controls and safeguards to protect against and report cybersecurity incidents or breaches. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or cybersecurity incident breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting, and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us.

Cybersecurity threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, social engineering attacks (including phishing attacks) and other attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. Although we devote resources to protect our information systems, the techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Certain data breaches must also be reported to affected individuals, certain other stakeholders, and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the EU GDPR and relevant member state law in the EU and other foreign laws, and financial penalties may also apply. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

Climate change, earthquakes, outbreak of disease, or other natural disasters, including extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes, which have become more common, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, extreme weather risk, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, we may experience delays in the supply of drug product for our clinical trials as a result of disruptions to the operations of the manufacturing facilities of some of our third-party CMOs. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. In addition, as noted above, cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

ITEM 2. PROPERTIES

As of December 31, 2024, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space and laboratory facility	Raleigh, NC	21,263	Leased	2026	Five-year option to extend
Office space and laboratory facility	Palo Alto, CA	10,391	Leased	2025	One-year option to extend
Office space	San Francisco, CA	52,604	Leased	2026	Two-year option to extend
Laboratory facility	Montreal, Québec	20,039	Leased	2032	Five-year option to extend

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The Nasdaq Global Select Market under the symbol “BBIO” on June 27, 2019. Prior to that date, there was no public trading market for shares of our common stock.

Holders

As of February 13, 2025, there were 46 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2024, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among BridgeBio Pharma, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index:

BBIO
NASDAQ Biotechnology Index
NASDAQ Composite
450
400
350
300
250
200
150
100
50
-
6/27/19
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

* $100 invested on June 27, 2019 in shares of our common stock or index, including reinvestment of dividends.

Sales of Unregistered Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During the year ended December 31, 2024, we did not repurchase any Company equity securities.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

BridgeBio Pharma, Inc. (“we” or the “Company”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials.

As described in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we currently have one commercial product, AttrubyTM that received FDA approval on November 22, 2024 and Beyonttra that received approval from the EC on February 10, 2025, and multiple product candidates in late-stage development. In Part I, Item 1. “Business” you can also find a summary of key events in 2024 and 2025 to-date related to our commercial product and our late-stage development programs.

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity (“VIE model”), or the voting interest entity (“VOE model”). To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. On November 22, 2024 the Company received FDA approval of Attruby (acoramidis), and initiated the commercial launch of Attruby in the United States. However, we have not generated any significant revenue from product sales. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments from licensing arrangements.

We have incurred significant operating losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $543.3 million and $653.3 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby, and the development and eventual commercialization of our other product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.

GondolaBio was formed on June 5, 2024 and we were the sole member. On August 16, 2024, based on the recommendation of a special committee of independent and disinterested directors of BridgeBio, we entered into a transaction agreement (the “Transaction Agreement”) providing for the formation and funding by certain third party investors of GondolaBio, LLC, a Delaware limited liability company (“GondolaBio”), a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including certain assets contributed to GondolaBio by BridgeBio. The investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Sequoia Capital, Frazier Life Sciences, Cormorant Asset Management, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer. The investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed during the period August 16, 2024 through December 31, 2024. We contributed certain assets and our equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. On August 16, 2024, in conjunction with the Transaction Agreement, GondolaBio’s limited liability company agreement was amended and restated to reflect a change in its governance structure and composition of the board of managers, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, we are no longer the primary beneficiary, as we no longer have the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, we deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized an approximate $52.0 million net gain from deconsolidation of subsidiaries which is presented on the consolidated statements of operations for the year ended December 31, 2024. Upon the deconsolidation of GondolaBio on August 16, 2024, we accounted for our investment in GondolaBio, for which we had significant influence through our ownership interest, using the equity method of accounting. GondolaBio was also deemed a related party. For the period August 16, 2024 through December 31, 2024, we recognized a net loss from equity method investment of $8.5 million. As of December 31, 2024, the aggregate carrying amount of our equity method investment in GondolaBio is $41.5 million and is presented as part of “Investment in nonconsolidated entities” on our consolidated balance sheets.

On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (BBOT), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in the governance structure and composition of the board of directors, we are no longer the primary beneficiary of BBOT, as we no longer have the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, we deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million gain from deconsolidation of subsidiaries which is presented on the consolidated statements of operations for the year ended December 31, 2024. Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investments in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting. BBOT was also deemed a related party. For the period from May 1, 2024 through December 31, 2024, we recognized a net loss from equity method investment of $22.7 million. As of December 31, 2024, the aggregate carrying amount of our equity method investment in BBOT is $102.2 million and is presented as part of “Investment in nonconsolidated entities” on our consolidated balance sheets.

On March 1, 2024, certain subsidiaries of BridgeBio, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon EC approval of acoramidis on or before December 31, 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement. In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into the Bayer

Supply Agreement with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the API used to manufacture the product and the packaging price. As of December 31, 2024, there have been no commercial product supply sales to Bayer. The condition for the $75.0 million regulatory-based milestone payment was achieved upon the EC approval of Beyonttra on February 10, 2025. The Company anticipates receiving this milestone payment from Bayer in April 2025.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (“KKC Agreement”). In exchange, QED received an upfront payment of $100.0 million and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

On January 17, 2024, we and our subsidiaries entered into a Funding Agreement with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. together, the (“Purchasers”). Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, “Funding Date”). In return, we granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (“Net Sales”), which under certain conditions may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis. The Funding Agreement will terminate upon customary events. Following the FDA approval of Attruby on November 22, 2024, and in accordance with the Funding Agreement (as described below), we received gross cash proceeds of $500.0 million in December 2024, and recognized debt discount and issuance costs paid in cash of $27.5 million. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.

On January 17, 2024, we entered into a Financing Agreement (the “Financing Agreement”) with certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”), which was amended on February 12, 2024 and June 20, 2024 (the Financing Agreement, as amended by the second amendment, the “Amended Financing Agreement”). Pursuant to the terms and conditions of the Amended Financing Agreement, the Lenders have agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Amended Financing Agreement. The Initial Term Loan was funded on January 17, 2024. Incremental Term Loans are available at the Lenders’ and our mutual consent from time to time after January 17, 2024. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.

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

In January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Upon entering into the Bayer License Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631, the Company’s investigational adeno-associated virus 5 gene therapy, for congenital adrenal hyperplasia (“CAH”) in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate our remaining restructuring charges, consisting primarily of winding down costs and exit and other related costs will be immaterial. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings. During the years ended December 31, 2024 and 2023, our restructuring, impairment and related charges amounted to $15.6 million and $7.9 million, respectively, which consisted primarily of winding down costs, exit and other related costs, impairments and write-offs of long-lived assets, and severance and employee-related costs.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

We have included our financial results for 2024 compared to 2023. Our financial results for 2023 compared to 2022 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”), on February 22, 2024 and is incorporated herein by reference.

The following table summarizes the results of our operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$221,902	$9,303
Cost of revenue	3,878	2,446
Research and development	506,461	455,711
Selling, general and administrative	288,931	150,590
Restructuring, impairment and related charges	15,605	7,926
Loss from operations	(592,973)	(607,370)
Interest income	17,249	18,038
Interest expense	(99,290)	(81,289)
Gain on deconsolidation of subsidiaries	178,321	—
Loss on extinguishment of debt	(26,590)	—
Net loss from equity method investments	(31,183)	—
Other income (expense), net	12,272	17,370
Income tax expense	1,153	—
Net loss	(543,347)	(653,251)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	7,585	10,049
Net loss attributable to common stockholders of BridgeBio	(535,762)	(643,202)

	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$681,101	$375,935
Restricted cash	126	16,653
Investments in equity securities	—	58,949

The results of operations for the years ended December 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

Cash, Cash Equivalents, Restricted Cash and Investments in Equity Securities

As of December 31, 2024, we had cash and cash equivalents of $681.1 million and restricted cash of $0.1 million, compared to cash and cash equivalents of $375.9 million, restricted cash of $16.7 million and investment in equity securities of $58.9 million as of December 31, 2023.

Under the terms of the Amended Financing Agreement, the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into an escrow account to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and Kyowa Kirin, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “Restricted cash” on the consolidated balance sheet. Furthermore, under the terms of Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date or November 30, 2024, the Company was able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. During the three months ended June 30, 2024, $20.0 million was released from the escrow accounts. Following the FDA approval of Attruby in November 2024 and receipt of consent from the lenders, the remaining $139.3 million was released from the escrow accounts and classified as cash on the consolidated balance sheet.

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

Revenue

The following table summarizes our revenue for the following periods:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue	$221,902	$9,303	$212,599

Revenue increased by $212.6 million in 2024 in comparison to 2023. Revenue for 2024 primarily consisted of $207.7 million from the recognition of the upfront license fee and services revenue under the Bayer License Agreement and the KKC Agreement; net product revenue from the commercial sale of Attruby in the U.S. of $2.9 million; and $9.9 million attributable to the remaining services revenue in connection with the Navire-BMS License Agreement as a result of the termination of the agreement. Revenue for 2023 primarily consisted of the recognition of services revenue under the Navire-BMS License Agreement and license revenue for the shipment of clinical supplies to our partners pursuant to our executed supply agreements and services revenue.

The level of revenue, including license and service revenue, that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any. In addition, following the FDA approval of Attruby on November 22, 2024, we commercialized Attruby in the U.S. and anticipate our future revenue to primarily be generated from product sales.

Operating Costs and Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Research and development	$506,461	$455,711	$50,750

Research and development expenses increased by $50.8 million in 2024 compared to 2023. This change was primarily due to an increase in personnel costs of $39.0 million and external costs of $23.6 million to support the advancement of research and development for our key programs, which was partially offset by a decrease in stock-based compensation of $11.8 million primarily due to a reversal of performance-based milestone award obligations that were no longer determined to be probable.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”), purchase of active pharmaceutical ingredients (“APIs”), in connection with our preclinical, contract manufacturing and clinical development activities; internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage research programs, which are presented in the following table in “Other research programs.”

The following table summarizes our research and development expenses by program incurred for the following periods:

	Year Ended December 31,
	2024	2023
	(in thousands)
Acoramidis for ATTR-CM	$164,782	$101,041
Infigratinib for achondroplasia and hypochondroplasia	91,869	63,239
BBP-418 (ribitol) for LGMD2I/R9	40,220	33,903
Encaleret for ADH1	49,091	44,773
Other development programs	71,732	82,165
Other research programs	88,767	130,590
Total	$506,461	$455,711

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Selling, general and administrative	$288,931	$150,590	$138,341

Selling, general and administrative expenses increased by $138.3 million in 2024 compared to 2023, mainly due to an increase in personnel related expense of $56.1 million and external costs of $55.2 million to support our commercialization readiness efforts, which included costs incurred for marketing, advertising and hiring of a sales force for the U.S.; nonrecurring deal-related expenses of $16.5 million; and an increase in stock-based compensation expense of $10.5 million.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges for the following periods:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Restructuring, impairment and related charges	$15,605	$7,926	$7,679

As discussed in Note 17 to our consolidated financial statements, in January 2022, we committed to a restructuring initiative designed to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Upon entering into the Bayer License Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate our remaining restructuring charges, consisting primarily of winding down costs and exit and other related costs will be immaterial. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Interest income	$17,249	$18,038	$(789)

Interest income consists of interest income earned on our cash equivalents and marketable securities. The amount of interest income during 2024 as compared to 2023 was generally consistent. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and marketable securities and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Interest expense	$(99,290)	$(81,289)	$(18,001)

Interest expense consists primarily of interest expense incurred under our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, our term loan under the Amended Financing Agreement, our term loan under the Amended Loan Agreement, and our deferred royalty obligation under the Funding Agreement.

On January 17, 2024, we paid our outstanding term loan principal balance under our Amended Loan Agreement with the proceeds from the Amended Financing Agreement plus additional cash from our operations. Under the Amended Financing Agreement, we were extended a senior secured credit facility of $450.0 million in an aggregate principal amount for the Initial Term Loan, which is subject to variable interest rates. As a result of the variable interest rates under our Amended Financing Agreement and Funding Agreement we expect our interest expense will continue to fluctuate in the future. Refer to the Liquidity and Capital Resources section below and Note 9 for details regarding the Term Loan and the Amended Financing Agreement.

Gain on Deconsolidation of Subsidiaries

The following table summarizes our gain on deconsolidation of subsidiaries during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Gain on deconsolidation of subsidiaries	$178,321	$—	$178,321

On August 16, 2024, we entered into the Transaction Agreement providing for the formation and funding by certain third party investors of GondolaBio. Under the Transaction Agreement, the investors contributed $60.0 million and we contributed certain assets and our equity in Portal Therapeutics, Inc. and Sub 21, Inc. to GondolaBio. As a result of the private equity financing transaction and contribution, we deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024 and recognized a gain from deconsolidation of approximately $52.0 million during the year ended December 31, 2024. Refer to Note 6 for further details regarding the GondolaBio private equity financing transaction.

On April 30, 2024, BBOT, a majority-owned subsidiary of BridgeBio, completed a $200.0 million private equity financing with external investors. As a result of the private equity financing transaction, BridgeBio deconsolidated BBOT on April 30, 2024 and recognized a gain from deconsolidation of $126.3 million during the year ended December 31, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

Loss on Extinguishment of Debt

The following table summarizes our loss on extinguishment of debt during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Loss on extinguishment of debt	$(26,590)	$—	$(26,590)

On January 17, 2024, upon receiving proceeds from the Financing Agreement, we fully repaid the term loan under the Amended Loan Agreement and recognized a loss on extinguishment of debt of $26.6 million in our consolidated statements of operations. Refer to Note 9 to our consolidated financial statements.

Net Loss from Equity Method Investments

The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Net loss from equity method investments	$(31,183)	$—	$(31,183)

Upon the deconsolidation of GondolaBio on August 16, 2024 and BBOT on April 30, 2024, we accounted for our investments in GondolaBio and BBOT using the equity method of accounting. In 2024 we recorded net losses from equity method investments in GondolaBio and BBOT of $8.5 million and $22.7 million, respectively.

Other Income (Expense), net

The following table summarizes our other income (expense), net during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Other income (expense), net	$12,272	$17,370	$(5,098)

Other income (expense), net in 2024 consists mainly of the net realized gain of $8.1 million from our investments in equity securities, and $3.4 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT. Other income (expense), net in 2023 consists mainly of net realized and unrealized gains from changes in the fair value of our equity security investments of $18.3 million, offset by a $1.2 million loss from the deconsolidation of PellePharm.

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

Current tax law in the United States imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). The Company has elected the period cost method for its accounting for GILTI.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). We realized a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2024 which is fully offset with a valuation allowance.

As of December 31, 2024, we had net operating losses of approximately $1.4 billion and $439.4 million for federal and state income tax purposes, respectively, available to reduce future taxable income, if any. The federal net operating losses generated prior to 2018 in the amount of $10.8 million will begin to expire in 2036 and losses generated after 2018 in the amount of $1.4 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036. We also have foreign net operating loss carryforwards of $404.5 million available to reduce future taxable income, if any, which will begin to expire in 2030. As of December 31, 2024, we had federal research and development and orphan drug credit carryforwards of $120.3 million, which will expire beginning in 2038 if not utilized. As of December 31, 2024, we had state research and development credit carryforwards of $29.1 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our consolidated entities’ historical operating losses and forecast of future losses, we have provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $55.2 million and $138.2 million for the years ended December 31, 2024 and 2023, respectively.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to an ownership change limitation as provided by section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the event that we have a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$7,585	$10,049	$(2,464)

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests in our consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 5 to our consolidated financial statements.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements. As of December 31, 2024, we had cash and cash equivalents of $681.1 million. The funds that were held by our wholly-owned subsidiaries and controlled entities are available for specific entity usage, except in limited circumstances. As of December 31, 2024, we had outstanding debt of $1.7 billion and a deferred royalty obligation of $479.1 million, each were net of discount and issuance cost accretion.

Since our inception, we have incurred significant operating losses. For the years ended December 31, 2024 and 2023, we incurred net losses of $543.3 million and $653.3 million, respectively. We incurred net cash outflow from operations of $520.7 million, $527.7 million and $419.5 million for the same periods, respectively. We had an accumulated deficit as of December 31, 2024 of $3.1 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, of Attruby or any of our other product candidates, even if any of our other product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2029 Notes, 2027 Notes and term loan (refer to Note 9 to our consolidated financial statements, accounts payable, accrued liabilities), our deferred royalty obligation under the Funding Agreement (refer to Note 10 to our consolidated financial statements), as well as obligations under our real estate leases (refer to Note 14 to our consolidated financial statements) and the remaining liabilities under our restructuring initiative (refer to Note 17 to our consolidated financial statements).

We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (see Note 8 to our consolidated financial statements).

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

We expect our cash, cash equivalents and restricted cash will fund our operations for at least the next 12 months based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby, and timing of our commercialization of other products we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby, and timing of our commercialization of other products which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Receivables from licensing and collaboration agreements.

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon European Commission approval of acoramidis on or before December 31, 2025). We are also eligible to receive additional payments up to $450.0 million in additional sales milestones along with quarterly royalty payments. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of Beyonttra in the EU, subject to reduction under certain circumstances as provided in the Bayer License Agreement. The condition for the $75.0 million regulatory-based milestone payment was achieved upon the EC approval of Beyonttra on February 10, 2025. The Company anticipates receiving this milestone payment from Bayer in April 2025.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (“KKC Agreement”). In exchange, QED received an upfront payment of $100.0 million and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in

Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and is eligible to receive $30.0 million in regulatory milestone payments and royalties in the low-teens based on net sales of acoramidis in Japan.

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

In May 2023, we filed a shelf registration statement on Form S-3ASR (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into the 2023 ATM Agreement, with Goldman Sachs & Co. LLC and SVB Securities LLC or collectively, the ATM Sales Agents, with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the 2023 ATM Agreement. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of December 31, 2024, we were eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of December 31, 2024 and 2023, we have borrowings under the 2029 Notes, the 2027 Notes and the Loan Agreement, which are discussed below.

2029 Notes

In January 2021, we issued an aggregate principal amount of $747.5 million of our 2029 Notes, pursuant to an Indenture dated January 28, 2021 (the “2029 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2029 Notes Trustee”), in a private offering to qualified institutional buyers (the “2021 Note Offering”), pursuant to Rule 144A under the Securities Act.

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

Refer to Note 9 in our consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

2027 Notes

In March 2020, we issued an aggregate principal amount of $550.0 million of our 2027 Notes, pursuant to an Indenture dated March 9, 2020 (the “Indenture”), between BridgeBio and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers (the “2020 Note Offering”), pursuant to Rule 144A under the Securities Act.

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

Refer to Note 9 in our consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

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

We have entered into asset sales transactions that occurred during the three months ended March 31, 2024 for the exclusive license agreements with Bayer and Kyowa Kirin for which the Company is required to deposit 75% of the proceeds, net of certain permitted costs, upon receipt of the upfront payments from Bayer and Kyowa Kirin into the escrow accounts. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer and Kyowa Kirin and deposited net proceeds of $159.3 million into the escrow accounts. Refer to Note 11 for further details regarding the exclusive license agreements with Bayer and Kyowa Kirin.

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

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement. Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the FDA approval date and November 30, 2024, the Company was able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. In June 2024, $20.0 million was released from the escrow accounts and classified as cash on the consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of December 31, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

Royalty Obligation

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

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change in control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement and prior to FDA approval of acoramidis, either party may terminate the Funding Agreement and the Seller Parties shall make a one-time payment of $25.0 million (in the aggregate) to the Purchasers. Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. The Funding Agreement will terminate upon customary events.

Following the FDA approval of Attruby on November 22, 2024, and in accordance with the Funding Agreement (as described below), we received net cash proceeds of $472.5 million after deducting debt discount and issuance costs paid of $27.5 million in December 2024.

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

Refer to Note 10 in our consolidated financial statements for other details.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2024	2023	Change
		(in thousands)
Net cash used in operating activities	$(520,726)	$(527,720)	$6,994
Net cash provided by investing activities	60,781	54,033	6,748
Net cash provided by financing activities	748,457	451,535	296,922
Net increase (decrease) in cash, cash equivalents and restricted cash	$288,512	$(22,152)	$310,664

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $520.7 million in 2024, consisting primarily of our net loss of $543.3 million; adjusted for non-cash items totaling $9.4 million, which primarily includes a gain of $178.3 million from the deconsolidation of subsidiaries, a net gain of $8.1 million from investment in equity securities, and offset by $95.8 million in stock-based compensation expense, $31.2 million net loss from equity method investments, $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, $15.8 million in accretion of debt, $6.1 million in depreciation and amortization; and a $32.0 million net cash inflow related to changes in operating assets and liabilities. The $32.0 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $21.9 million primarily related to the Bayer License Agreement and KKC Agreement, an increase of $17.0 million in accrued compensation and benefits, an increase of $8.7 million in accrued research and development liabilities, partially offset by a decrease in prepaid expenses and other current assets of $13.9 million, which are collectively primarily due to timing of payments.

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

Net Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $60.8 million in 2024, attributable primarily to $95.0 million in proceeds from the maturities of marketable securities, $63.2 million in proceeds from the sale of equity securities, $25.7 million in special cash dividends received from equity securities, partially offset by purchases of marketable securities of $93.8 million, purchases of investments in equity securities of $20.3 million and $8.0 million in payments made to FMI for intangible assets.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $748.5 million in 2024, consisting primarily of $500.0 million in proceeds from the royalty obligation under the Funding Agreement, $450.0 million in proceeds from the term loan under the Amended Financing Agreement, and $314.7 million in net proceeds from the issuance of common stock through public offerings, which includes $276.6 million in net proceeds through the 2024 Follow-on offering and $38.1 million in net proceeds through the ATM offering. These increases were partially offset by the $473.4 million repayment of the term loan under the Amended Loan Agreement, $27.5 million in issuance costs and discount associated with the Funding Agreement, and $16.0 million in issuance costs and discounts associated with the Amended Financing Agreement.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Sales, Net: Revenue is recognized when our customers obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales.

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

Deferred Royalty Obligation

We treat the debt obligation to the Purchasers as discussed further in Note 10 as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future global net sales over the life of the arrangement. In connection therewith, we periodically assess our expected global net sales using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements” to our consolidated financial statements appearing under Part II, Item 8 for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, we held cash, cash equivalents, and restricted cash of $681.2 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash or cash equivalents have a significant risk of default or illiquidity.

As of December 31, 2024, our 2029 Notes and 2027 Notes had principal balances of $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates. However, as of December 31, 2024, our term loan under the Amended Financing Agreement had a principal balance of $450.0 million, which bears variable interest rates that are subject to variability as a result of changes in interest rates. The effect of a hypothetical 10% increase in interest rates applicable to the Amended Financing Agreement would increase our interest expense on our term loan by $1.8 million for the year ended December 31, 2024.

We do not believe that inflation and changing prices had a significant impact on our business, financial conditions or results of operations for any of the periods presented herein. Significant adverse changes in inflation and prices in the future could result in material losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	143
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	145
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	146
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	147
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit for the years ended December 31, 2024, 2023 and 2022	148
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	149
Notes to Consolidated Financial Statements	151

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc. and its subsidiaries and controlled entities (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrued research and development liabilities, Prepaid expenses and other current assets, Other assets, and Research and development expenses from Contract Research Organizations (CROs) and Contract Manufacturing Organizations (CMOs) — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including third-party service agreements with CROs and CMOs to provide research and development services related to preclinical studies and clinical trials, which are estimated at each reporting period. The Company records these expenses based on estimates of the services and activities completed to date pursuant to the provisions of the signed contracts relative to the amounts invoiced and paid to date, resulting in an accrued liability or prepaid expense balance at period end.

We identified the recording of these third-party research and development costs as a critical audit matter because of the judgments necessary for management to estimate both the cost of services provided but not yet invoiced and the amounts paid ahead of services being incurred, the significant volume of transactions and the varied nature of audit evidence obtained from vendor to vendor. The amount of expense recognized and the corresponding accrual and prepaid balances recorded are based on the unique terms and conditions in each arrangement and are often dependent on limited information available from the vendors regarding the progress of the services through the reporting date. This required extensive audit effort due to the volume and variability in the arrangements and available information from the vendors and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total expenses, accrued and prepaid balances and evaluating the results of those procedures.

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
•
For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:

- Inspecting related agreements, including (but not limited to) master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.

- Selecting specific amounts recognized as research and development expense and testing accuracy and completeness by obtaining invoices, contracts and other underlying support.

- Sending written confirmations directly to CROs or CMOs to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.

- Agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.

- Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2024, to the vendor confirmations received by management after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 20, 2025

We have served as the Company's auditor since 2018.

BRIDGEBIO PHARMA, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$681,101	$375,935
Investments in equity securities	—	58,949
Accounts receivable	4,722	1,751
Restricted cash	126	16,653
Prepaid expenses and other current assets	34,743	24,305
Total current assets	720,692	477,593
Investment in nonconsolidated entities	143,747	—
Property and equipment, net	7,011	11,816
Operating lease right-of-use assets	5,767	8,027
Intangible assets, net	23,926	26,319
Other assets	18,195	22,625
Total assets	$919,338	$546,380
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,618	$10,655
Accrued compensation and benefits	58,329	57,370
Accrued research and development liabilities	34,272	29,765
Operating lease liabilities, current portion	4,506	4,128
Deferred revenue, current portion	14,604	6,096
Accrued professional and other accrued liabilities	33,071	35,830
Total current liabilities	154,400	143,844
2029 Notes, net	738,872	736,905
2027 Notes, net	545,173	543,379
Term loan, net	437,337	446,445
Deferred royalty obligation, net	479,091	—
Operating lease liabilities, net of current portion	4,696	8,981
Deferred revenue, net of current portion	17,095	3,727
Other long-term liabilities	286	5,634
Total liabilities	2,376,950	1,888,915
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	142	478
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 196,236,234 shares issued and 190,044,473 shares outstanding as of December 31, 2024, 181,274,712 shares issued and 175,082,951 shares outstanding as of December 31, 2023	196	181
Treasury stock, at cost; 6,191,761 shares as of December 31, 2024 and December 31, 2023	(275,000)	(275,000)
Additional paid-in capital	1,903,155	1,481,032
Accumulated other comprehensive income	8	31
Accumulated deficit	(3,096,263)	(2,560,501)
Total BridgeBio stockholders’ deficit	(1,467,904)	(1,354,257)
Noncontrolling interests	10,150	11,244
Total stockholders’ deficit	(1,457,754)	(1,343,013)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$919,338	$546,380

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue, net	$221,902	$9,303	$77,648
Operating costs and expenses:
Cost of revenue	3,878	2,446	3,434
Research and development	506,461	455,711	399,462
Selling, general and administrative	288,931	150,590	143,189
Restructuring, impairment and related charges	15,605	7,926	43,765
Total operating costs and expenses	814,875	616,673	589,850
Loss from operations	(592,973)	(607,370)	(512,202)
Other income (expense), net:
Interest income	17,249	18,038	7,542
Interest expense, net	(99,290)	(81,289)	(80,438)
Gain on deconsolidation of subsidiaries	178,321	—	—
Loss on extinguishment of debt	(26,590)	—	—
Net loss from equity method investments	(31,183)	—	—
Gain from sale of priority review voucher, net	—	—	107,946
Other income (expense), net	12,272	17,370	(7,500)
Total other income (expense), net	50,779	(45,881)	27,550
Loss before income taxes	(542,194)	(653,251)	(484,652)
Income tax expense	1,153	—	—
Net loss	(543,347)	(653,251)	(484,652)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	7,585	10,049	3,469
Net loss attributable to common stockholders of BridgeBio	$(535,762)	$(643,202)	$(481,183)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(2.88)	$(3.95)	$(3.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	186,075,873	162,791,511	147,473,076

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(543,347)	$(653,251)	$(484,652)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(23)	359	(196)
Comprehensive loss	(543,370)	(652,892)	(484,848)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	7,585	10,049	3,469
Comprehensive loss attributable to common stockholders of BridgeBio	$(535,785)	$(642,843)	$(481,379)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(in thousands, except shares and per share amounts)

	Year Ended December 31, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2021 (2)	$1,423	147,343,323	$154	6,191,761	$(275,000)	$841,530	$(132)	$(1,436,966)	$(870,414)	$3,412	$(867,002)
Issuance of shares under equity compensation plans	—	2,658,109	3	—	—	663	—	—	666	—	666
Issuance of common stock under ESPP	—	339,549	—	—	—	2,558	—	—	2,558	—	2,558
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(171,209)	—	—	—	(1,561)	—	—	(1,561)	—	(1,561)
Stock-based compensation	—	—	—	—	—	94,173	—	—	94,173	—	94,173
Issuance of common stock under public offerings, net	—	455,800	—	—	—	4,852	—	—	4,852	—	4,852
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,815	4,815
Transfers from (to) noncontrolling interests	2,399	—	—	—	—	(3,512)	—	—	(3,512)	1,113	(2,399)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(196)	—	(196)	—	(196)
Net income (loss)	(5,411)	—	—	—	—	—	—	(481,183)	(481,183)	1,942	(479,241)
Balances as of December 31, 2022	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	4,193,444	4	—	—	6,004	—	—	6,008	—	6,008
Issuance of common stock under ESPP	—	339,979	—	—	—	3,398	—	—	3,398	—	3,398
Repurchase of RSU shares to satisfy tax withholding	—	(301,984)	—	—	—	(6,880)	—	—	(6,880)	—	(6,880)
Stock-based compensation	—	—	—	—	—	98,601	—	—	98,601	—	98,601
Issuance of common stock under public offerings, net	—	20,225,940	20	—	—	449,790	—	—	449,810	—	449,810
Issuance (repurchase) of noncontrolling interests	1,500	—	—	—	—	—	—	—	—	(2,006)	(2,006)
Transfers from (to) noncontrolling interests	4,851	—	—	—	—	(10,534)	—	(238)	(10,772)	5,921	(4,851)
Deconsolidation of a subsidiary	899	—	—	—	—	1,950	—	850	2,800	1,151	3,951
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	359	—	359	—	359
Net loss	(5,183)	—	—	—	—	—	—	(642,964)	(642,964)	(5,104)	(648,068)
Balances as of December 31, 2023	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	4,044,996	4	—	—	3,652	—	—	3,656	—	3,656
Issuance of common stock under ESPP	—	194,138	—	—	—	4,502	—	—	4,502	—	4,502
Repurchase of RSU shares to satisfy tax withholding	—	(253,396)	—	—	—	(7,526)	—	—	(7,526)	—	(7,526)
Stock-based compensation	—	—	—	—	—	111,997	—	—	111,997	—	111,997
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	200	200
Transfers from (to) noncontrolling interests	4,012	—	—	—	—	(5,819)	—	—	(5,819)	1,807	(4,012)
Deconsolidation of subsidiaries	—	—	—	—	—	587	—	178,321	178,908	136	179,044
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Net loss	(4,348)	—	—	—	—	—	—	(714,083)	(714,083)	(3,237)	(717,320)
Balances as of December 31, 2024	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(543,347)	$(653,251)	$(484,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	95,800	108,710	91,559
Loss on extinguishment of debt	26,590	—	—
Accretion of debt	15,763	8,907	8,570
Depreciation and amortization	6,075	6,494	6,771
Noncash lease expense	4,110	4,032	5,172
Accrual of payment-in-kind interest on term loan	—	10,207	13,562
Net loss from equity method investments	31,183	—	—
Loss (gain) on deconsolidation of subsidiaries	(178,321)	1,241	—
Loss (gain) from investment in equity securities, net	(8,136)	(18,314)	8,222
Fair value of shares issued under a license agreement	—	—	4,567
Loss on sale of certain assets	—	—	6,261
Impairment of long-lived assets	271	—	12,720
Gain from sale of priority review voucher, excluding transaction costs	—	—	(110,000)
Gain from recognition of receivable from licensing and collaboration agreement	—	—	(12,500)
Other noncash adjustments, net	(2,756)	(803)	2,175
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	15,328	15,169
Prepaid expenses and other current assets	(13,918)	(2,702)	7,671
Other assets	1,542	(1,546)	10,971
Accounts payable	1,512	2,780	(349)
Accrued compensation and benefits	16,986	7,802	(2,362)
Accrued research and development liabilities	8,729	(9,855)	(4,309)
Operating lease liabilities	(5,902)	(4,829)	(6,245)
Deferred revenue	21,875	(5,438)	15,262
Accrued professional and other liabilities	4,189	3,517	(7,729)
Net cash used in operating activities	(520,726)	(527,720)	(419,494)
Investing activities:
Purchases of marketable securities	(93,811)	(29,726)	(137,493)
Maturities of marketable securities	95,000	82,550	479,688
Purchases of investments in equity securities	(20,271)	(107,538)	(55,562)
Proceeds from sales of investments in equity securities	63,229	110,556	52,835
Proceeds from special cash dividends received from investments in equity securities	25,682	—	—
Payment for an intangible asset	(7,975)	—	(1,500)
Proceeds from sale of priority review voucher	—	—	110,000
Proceeds from sale of certain assets	—	—	10,000
Purchases of property and equipment	(933)	(1,306)	(4,821)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	(140)	(503)	—
Net cash provided by investing activities	60,781	54,033	453,147
Financing activities:
Proceeds from royalty obligation under Funding Agreement	500,000	—	—
Issuance costs and discounts associated with royalty obligation under Funding Agreement	(27,513)	—	—
Proceeds from term loan under Amended Financing Agreement	450,000	—	—
Issuance costs and discounts associated with term loan under Amended Financing Agreement	(15,986)	—	—
Repayment of term loans	(473,417)	—	(20,486)
Proceeds from issuance of common stock through public offerings, net	314,741	449,810	4,852
Proceeds from BridgeBio common stock issuances under ESPP	4,502	3,398	2,558
Proceeds from stock option exercises, net of repurchases	3,656	6,008	666
Transactions with noncontrolling interests	—	(801)	—
Repurchase of RSU shares to satisfy tax withholding	(7,526)	(6,880)	(1,561)
Other financing activities	—	—	837
Net cash provided by (used in) financing activities	748,457	451,535	(13,134)
Net increase (decrease) in cash, cash equivalents and restricted cash	288,512	(22,152)	20,519
Cash, cash equivalents and restricted cash at beginning of year	394,732	416,884	396,365
Cash, cash equivalents and restricted cash at end of year	$683,244	$394,732	$416,884

BRIDGEBIO PHARMA, INC.

Consolidated Statements of Cash Flows

(Continued)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$91,342	$61,108	$54,443
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid property and equipment	$279	$100	$47
Transfers to noncontrolling interests	$(5,819)	$(10,534)	$(3,512)
Recognized intangible asset recorded in “Accrued research and development liabilities”	$—	$—	$11,000
Payment-in-kind interest added to principal of term loan	$—	$—	$1,763
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$681,101	$375,935	$376,689
Restricted cash	126	16,653	37,930
Restricted cash — Included in “Other assets”	2,017	2,144	2,265
Total cash, cash equivalents and restricted cash at end of years shown in the consolidated statements of cash flows	$683,244	$394,732	$416,884

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio”, the “Company”, or “we”), is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. On November 22, 2024, the Company received FDA approval of AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the United States (the “U.S.”). In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for LGMD2I/R9x) in our late-stage development pipeline.

Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we”, “our”, or “us”). BridgeBio is headquartered in Palo Alto, California. During the year ended December 31, 2024, we divested and deconsolidated (i) Portal Therapeutics, Inc. and Sub21, Inc. as part of the GondolaBio, LLC transaction, and (ii) TheRas, Inc. Each of Portal Therapeutics, Inc., Sub21, Inc. and TheRas, Inc. was formerly a majority-owned subsidiary. Portal Therapeutics, Inc. and Sub21, Inc. were contributed to GondolaBio, LLC in the GondolaBio, LLC transaction. GondolaBio, LLC and TheRas, Inc. were funded through private equity financing transactions with certain third party investors during the year ended December 31, 2024. Refer to Note 2 and Note 6 for further details regarding the GondolaBio, LLC and TheRas, Inc. transactions.

We previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024, conditions existed that raised substantial doubt about our ability to continue as a going concern. As of November 12, 2024, we anticipated receiving $500.0 million milestone payment under our Funding Agreement upon FDA approval of acoramidis, generating product revenue from the sale of acoramidis, and/or potentially needing to raise additional capital to fund our operations in order to mitigate those concerns, however, there was no assurance that management’s plans would be successful. As a result, we disclosed there was substantial doubt about our ability to continue as a going concern in the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Following the FDA approval of Attruby on November 22, 2024, we received the $500.0 million gross milestone payment under our Funding Agreement and began generating product revenue from the sale of Attruby. As a result of these efforts and due to expected cash flows from operations over the next twelve months, the substantial doubt about the Company’s ability to continue as a going concern was resolved as of the date of issuance of these consolidated financial statements.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders' deficit and our cash flows for the periods presented. The results of operations for the years ended December 31, 2024, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company, on the recommendation of a special committee of independent and disinterested directors of the Company, entered into a transaction agreement (the “Transaction Agreement”) providing for the formation and funding by certain third party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including certain assets contributed to GondolaBio by the Company. The third party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of December 31, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. On August 16, 2024, in conjunction with the Transaction Agreement, GondolaBio’s limited liability company agreement was amended and restated to reflect a change in its governance structure and composition of the board of managers, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc. Upon the deconsolidation of GondolaBio on August 16, 2024, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting.

Since inception through April 29, 2024, TheRas, Inc. (“TheRas”) was a majority-owned consolidated subsidiary of the Company. On April 30, 2024, the Company completed a $200.0 million private equity financing with external investors of TheRas, to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, Company ownership was reduced to 37.9% of TheRas’ equity. As part of the private equity financing transaction, TheRas’ Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change in TheRas’ governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, TheRas was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact TheRas’ economic performance. Accordingly, BridgeBio deconsolidated TheRas and accounted for BridgeBio’s retained investment in TheRas, for which it has significant influence through its ownership interest, using the equity method of accounting as of April 30, 2024.

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

Refer to Note 6 for further discussion on the GondolaBio, TheRas and PellePharm investments. GondolaBio and TheRas are accounted for as equity method investments as of December 31, 2024. We did not have any equity method investments as of December 31, 2023.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and restricted cash. Substantially all of our cash, cash equivalents, and restricted cash are held in financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts as of and for the years ended December 31, 2024 and 2023.

During the years ended December 31, 2024, 2023 and 2022, our revenues were generated primarily from license and collaboration agreements with strategic partners and from product sales to distributors. We are subject to credit risk from our accounts receivables. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any.

The following table summarizes customers that represent 10% or greater of our consolidated revenue, net:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Bayer Consumer Care AG (“Bayer”)	59.3%	*	*
Kirin Co., Ltd (“Kyowa Kirin” or “KKC”)	34.3%	*	*
Bristol-Myers Squibb Company ("BMS")	*	80.6%	98.2%
LianBio	*	14.5%	*

* Represents less than 10% and/or not a customer in the applicable year

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

We are dependent on third-party manufacturers to supply products for the commercial sale of Attruby and for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers, and in some cases a single source manufacturer, to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to the commercial sale of Attruby and the research and development of our other clinical product candidates. The commercial sale of Attruby and our other clinical development product candidates could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to:

•
accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,

•
deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•
determining and allocating the transaction price to performance obligations for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”),
•
advertising expense,
•
accruals for performance-based milestone compensation arrangements,
•
the expected recoverability and estimated useful lives of our long-lived assets,
•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges, and
•
allowance for credit losses.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$681,101	$375,935	$376,689
Restricted cash	126	16,653	37,930
Restricted cash, non-current — included in “Other assets”	2,017	2,144	2,265
Total cash, cash equivalents and restricted cash shown on the consolidated statements of cash flows	$683,244	$394,732	$416,884

Restricted Cash

Restricted cash primarily represents funds in a controlled account that was established in connection with the Company’s Term Loans described in Note 9.

Under the terms of the Financing Agreement (as defined in Note 9), the Company is required to deposit 75% of proceeds, net of certain permitted costs, received from certain asset sale transactions into escrow accounts to be controlled by the Administrative Agent. During the three months ended June 30, 2024, we received $235.0 million in aggregate from Bayer Consumer Care AG and Kyowa Kirin Co., Ltd, and deposited net proceeds of $159.3 million into the escrow accounts, which was classified as “Restricted cash” on the consolidated balance sheet. Furthermore, under the terms of the Amended Financing Agreement (as defined in Note 9), between June 20, 2024 and through the earlier of the FDA approval date of a first NDA for acoramidis or November 30, 2024, the Company was able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. During the three months ended June 30, 2024, $20.0 million was released from the escrow accounts. Following the FDA approval of Attruby and receipt of consent from the lenders, the remaining $139.3 million was released from the escrow accounts and classified as cash on the consolidated balance sheet. Refer to Note 9 and Note 11 for further details regarding the Financing Agreement and the exclusive license agreements with Bayer Consumer Care AG and Kyowa Kirin Co., Ltd.

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

Additionally, under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2024, restricted cash related to such agreements was $0.1 million and $2.0 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the consolidated balance sheets. As of December 31, 2023, restricted cash related to such agreements was $0.1 million and $2.1 million, which is presented as part of “Restricted cash” and “Other assets”, respectively, on the consolidated balance sheets.

Investment in Equity Securities

We have investment in equity securities of public companies starting in 2021. We measure the fair value of our investment in equity securities at each reporting period in accordance with ASC 321, Investments — Equity Securities. Changes in fair value resulting from observable price changes are included in “Other income (expense), net” in our consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our consolidated statements of operations. We generally classify our investment in equity securities as a noncurrent asset, unless we intend to liquidate these investments to fund current operations, in which case we would classify these investments as a current asset. During the year ended December 31, 2024, we liquidated our investments in equity securities.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values, due to their short-term nature.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and accumulated depreciation is removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Laboratory and machinery equipment	5 - 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life of the related asset

Depreciation expense of property and equipment was $3.7 million, $4.1 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Accrued Professional and Other Accrued Liabilities

Accrued professional and other accrued liabilities presented on the consolidated balance sheets consisted of the following balances:

	December 31,
	2024	2023
	(in thousands)
Accrued professional services	$3,673	$7,412
Accrued interest	11,056	17,761
Milestone liability	1,595	6,000
Royalty obligation, current portion	144	—
Other accrued liabilities	16,603	4,657
Accrued professional and other accrued liabilities	$33,071	$35,830

Segments

We are a single operating and reportable segment, which is in the business of identifying and advancing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products, clinical and manufacturing processes, types of customers, distribution methods, and regulatory environments. We are managed in the aggregate as one business segment by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer.

While we operate as a single reportable segment, our research and development expenses for our significant programs are tracked and regularly reported to our CODM. Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”), and purchase of active pharmaceutical ingredients (“APIs”), in connection with our preclinical, contract manufacturing and clinical development activities; as well as internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs”, respectively.

The following table summarizes our segment information for significant operating expenses and includes a reconciliation to net loss:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue, net	$221,902	$9,303	$77,648
Operating costs and expenses:
Cost of revenue	3,878	2,446	3,434

Research and development by significant program:
Acoramidis for ATTR-CM	164,782	101,041	91,901
Infigratinib	91,869	63,239	32,387
BBP-418 (ribitol) for LGMD2I/R9	40,220	33,903	22,372
Encaleret for ADH1	49,091	44,773	27,485
Other development programs	71,732	82,165	124,501
Other research programs	88,767	130,590	100,816
Total segment research and development	506,461	455,711	399,462

Selling, general and administrative	288,931	150,590	143,189
Restructuring, impairment and related charges	15,605	7,926	43,765
Total operating costs and expenses	814,875	616,673	589,850
Loss from operations	(592,973)	(607,370)	(512,202)
Other income (expense), net:
Interest income	17,249	18,038	7,542
Interest expense, net	(99,290)	(81,289)	(80,438)
Gain on deconsolidation of subsidiaries	178,321	—	—
Loss on extinguishment of debt	(26,590)	—	—
Net loss from equity method investments	(31,183)	—	—
Gain from sale of priority review voucher, net	—	—	107,946
Other income (expense), net	12,272	17,370	(7,500)
Total other income (expense), net	50,779	(45,881)	27,550
Loss before income taxes	(542,194)	(653,251)	(484,652)
Income tax expense	1,153	—	—
Net loss	(543,347)	(653,251)	(484,652)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	7,585	10,049	3,469
Segment net loss attributable to common stockholders of BridgeBio	$(535,762)	$(643,202)	$(481,183)

There are no reconciling items or adjustments between segment “revenue, net” and “net loss attributable to common stockholders of BridgeBio”, and consolidated “revenue, net” and “net loss attributable to common stockholders of BridgeBio”.

Total revenues are attributed to regions based on the headquarters of the customer or partner.

	Year ended December 31,
	2024	2023	2022
Europe, Middle East, and Africa (EMEA)	59.5%	*	*
Asia-Pacific (APAC)	34.5%	14.5%	*
North America	*	84.9%	98.9%

* Represents less than 10% in the applicable year

The CODM does not review assets at a different asset level or category than the amounts disclosed in the consolidated balance sheets. As of December 31, 2024 and 2023, our capitalized property and equipment located in the United States and Canada is approximately 51.6% and 44.7%, and 69.1% and 30.6%, respectively.

Capped Call Transactions

In January 2021 and March 2020, in connection with the issuance of the 2029 Notes and the 2027 Notes, respectively, (see Note 9), BridgeBio entered into certain capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 9). The capped calls meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Deferred Royalty Obligation

We treat the debt obligation to the Purchasers as defined and discussed further in Note 10 as a deferred royalty obligation, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future global net sales over the life of the arrangement. In connection therewith, we periodically assess our expected global net sales using internal projections, impute interest on the carrying value of the deferred royalty obligation, and record interest expense using the imputed effective interest rate. To the extent our estimates of future revenues are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligation. The assumptions used in determining the expected repayment term of the deferred royalty obligation and amortization period of the issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.

Derivative Financial Instruments

The Company evaluates its debt or other funding agreements to determine if those agreements or embedded components of those agreements qualify as derivatives to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging and Topic 480, Distinguishing Liabilities from Equity. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the accompanying consolidated statements of operations and comprehensive loss as a component of interest expense. As of December 31, 2024, the Company has an embedded derivative with a fair value of $41.1 million related to our deferred royalty obligation under the Funding Agreement. Refer to Note 3 and Note 10 for further details regarding our embedded derivative and deferred royalty obligation.

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

Product Revenue, Net: Revenue is recognized when our customers obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales.

Accounts Receivable

Accounts receivable includes receivables from our product sales to customers, and from our partners as a result of licensing and collaboration agreements. Receivables from licensing and collaboration agreements represent valid claims against our partners, including unbilled receivables and royalty payments due from third parties for licensing our technology. Unbilled receivables include balances due from our partners related to development services and transition-related receivables that are recognized upon incurrence of the costs for the partnered programs but prior to the achievement of contractual billing rights. Total receivables from our product sales to customers and licensing and collaboration agreements as of December 31, 2024 and 2023, respectively, are presented as “Accounts receivable” in our consolidated balance sheets.

We evaluate the collectability of our receivables based on historical collection trends, the financial condition of payment partners, and external market factors and provide for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2024 and 2023, we did not have an allowance for credit losses.

Cost of Revenue

Cost of revenue consists of manufacturing costs, transportation and freight, and indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, third-party royalties payable on our net product revenues. Cost of revenue also consists of amortization of intangible assets associated with the sale of our products, which are amortized over the life of the underlying intellectual property. Cost of revenue may also include period costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Prior to regulatory approval of our product candidates, we recorded costs related to manufacturing and materials as “Research and development expenses” in the period incurred on the consolidated statements of operations, and therefore such costs are not included in cost of revenue. Subsequent to the FDA approval of Attruby in November 2024, these related costs for Attruby were capitalized as inventory costs and recognized in our consolidated statements of operations as cost of revenue upon sale of our product.

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

Accrued Research and Development Liabilities

We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued research and development liabilities in the consolidated balance sheets and within “Research and development expenses” in the consolidated statements of operations. These costs are a significant component of our research and development expenses.

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

Advertising Expense

Advertising expenses include costs incurred to market the Company’s branded products. Advertising production costs, which include costs incurred during production rather than when the advertising takes place, are expensed as incurred. Advertising communication costs, which include costs to run the ad campaign on digital and traditional marketing channels, such as on third-party websites, television, and social and print media, are expensed over the period of the campaign run. Advertising costs amounted to $21.5 million for the year ended December 31, 2024 and are included in “Selling, general, and administrative expenses” in the consolidated statement of operations. Advertising costs for the years ended December 31, 2023 and 2022 were immaterial. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across various media channels. Deferred advertising costs are not expensed until the advertising is broadcast. The deferred advertising costs were nil as of December 31, 2024 and 2023, respectively.

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

Stock-Based Compensation

Stock-based compensation arrangements include stock option grants, restricted stock awards (“RSA”), and restricted stock units (“RSU awards”) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”), through which employees may purchase our common stock at a discount to the market price.

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

Current tax law in the United States imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). The Company has elected the period cost method for its accounting for GILTI.

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

Recently Adopted Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the U.S. Securities and Exchange Commission’s (the “SEC”) August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. There was no material impact from the adoption of this ASU on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. There was no material impact from the adoption of this ASU on our consolidated financial statements, however we included additional disclosures in our above-mentioned segment disclosure.

New Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting (Topic 220)- Comprehensive Income- Expense Disaggregation Disclosures, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

3.
Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$294,872	$294,872	$—	$—
Treasury bills	20,714	—	20,714	—
Agency discount notes	44,205	—	44,205	—
Total cash equivalents	359,791	294,872	64,919	—
Total financial assets	$359,791	$294,872	$64,919	$—
Liability
Embedded derivative (included in "Deferred royalty obligation, net")	$41,091	$—	$—	$41,091

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$13,530	$13,530	$—	$—
Treasury bills	256,067	—	256,067	—
Total cash equivalents	269,597	13,530	256,067	—
Investments in equity securities	58,949	58,949	—	—
LianBio warrant	1,554	1,554	—	—
Total financial assets	$330,100	$74,033	$256,067	$—
Liability
Embedded derivative (included in "Accrued professional and other accrued liabilities")	$1,665	$—	$—	$1,665

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

Investment in Equity Securities

We have investment in equity securities of publicly held companies, which are actively traded with quoted prices that are readily available, and we do not have restrictions on our ability to sell these securities. Therefore, these are classified within Level 1. Our investments in equity securities, which only consisted of an investment in LianBio, had an aggregate fair value of nil as of December 31, 2024 (refer to Note 6). Our investments in equity securities had an aggregate fair value of $58.9 million as of December 31, 2023, which included an investment in LianBio with a fair value of $22.4 million.

Total realized and unrealized gains and losses associated with investment in equity securities for the periods presented consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net realized gains recognized on investments in equity securities sold	$8,136	$8,668	$3,731
Net unrealized gains (losses) recognized on investments in equity securities held as of the end of the period	—	9,646	(11,953)
Total net gains (losses) included in “Other income (expense), net”	$8,136	$18,314	$(8,222)

LianBio Warrant

As of December 31, 2023 our subsidiary, QED Therapeutics, Inc. (“QED”) held a warrant which entitles QED to purchase shares of LianBio (the “LianBio Warrant”), refer to Note 6. We had classified the LianBio Warrant, which pertained to an equity security of a publicly held company, within Level 1 as the fair value of this equity security was derived from observable inputs such as quoted prices in an active market. In February 2024, we fully exercised the LianBio Warrant and purchased 347,569 shares of LianBio common stock for an immaterial amount.

Notes

The fair value of our 2029 Notes and our 2027 Notes, (collectively, the “Notes”, refer to Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs. As of December 31, 2024, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $640.7 million and $578.1 million, respectively, based on their market prices on the last trading day for the period. As of December 31, 2023, the estimated fair value of our 2029 Notes and 2027 Notes, which have aggregate face values of $747.5 million and $550.0 million, respectively, were $638.7 million and $695.8 million, respectively, based on their market prices on the last trading day for the period.

Term Loan

The fair value of our outstanding term loan as of December 31, 2024 and 2023 (refer to Note 9) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan (as defined in Note 9) as of December 31, 2024 was $461.8 million and under the Loan Agreement (as defined in Note 9) as of December 31, 2023 was $389.1 million, respectively.

Deferred royalty obligation and embedded derivative liability

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10 is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest expense. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net sales of Attruby, (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.

Under the Monte Carlo simulation model discussed above, the deferred royalty obligation, net of the bifurcated embedded derivative liability had an estimated fair value of $446.0 million as of December 31, 2024. During the period from November 22, 2024 through December 31, 2024, we recognized $1.6 million as a reduction to interest expense as the change in fair value for the embedded derivative liability as of December 31, 2024.

4.
Cash Equivalents

We invest in certain U.S. government money market funds, treasury bills and commercial paper classified as cash equivalents.

Cash equivalents consisted of the following:

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$294,872	$—	$—	$294,872
Treasury bills	20,710	4	—	20,714
Agency discount notes	44,201	4	—	44,205
Total cash equivalents	$359,783	$8	$—	$359,791

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$13,530	$—	$—	$13,530
Treasury bills	256,036	31	—	256,067
Total cash equivalents	$269,566	$31	$—	$269,597

5.
Noncontrolling Interests

As of December 31, 2024 and 2023, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” in the consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period. For the years ended December 31, 2024, 2023 and 2022, such adjustments in the aggregate amounts of $(5.8) million, $(10.5) million and $(3.5) million, respectively, are recorded to “Additional paid-in capital”. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item in the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

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

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of December 31, 2024. The related party investors contributed cash in an aggregate of $42.5 million to GondolaBio as of December 31, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded.

On August 16, 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized a gain from deconsolidation of approximately $52.0 million which is presented as part of “Other income (expense), net” on the consolidated statements of operations for the year ended December 31, 2024.

Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a basis difference) which was allocated to GondolaBio’s in-process research and development (“IPR&D asset”). The basis difference is amortized as a component of net loss from equity method investment over the useful life of the IPR&D asset. The amortization of the IPR&D asset for the period from August 16, 2024 through December 31, 2024 was $0.4 million.

For the period from August 16, 2024 through December 31, 2024, the Company recognized a net loss from equity method investment of $8.5 million. As of December 31, 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio is $41.5 million and is presented as part of “Investment in nonconsolidated entities” on the consolidated balance sheets.

In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition service agreement (the “GondolaBio Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into a one-year agreement for a partial sublease of a facility (“sublease agreement”). Under the GondolaBio Transition Service Agreement and sublease agreement, the Company recognized $1.3 million in other income and $0.8 million of pass-through costs and sublease income recorded as an offset against operating expenses for the year ended December 31, 2024. As of December 31, 2024, the Company recognized $3.2 million in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $0.7 million in “Research and development” expenses during the year ended December 31, 2024. As of December 31, 2024, the Company also recognized $1.2 million in “Accrued professional and other liabilities” for transitionary consulting services provided by GondolaBio to BridgeBio.

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

As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, BridgeBio deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million gain from deconsolidation of a subsidiary, which is presented on the consolidated statements of operations for the year ended December 31, 2024. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by BBOT on April 30, 2024.

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. BBOT was also deemed a related party. BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of BBOT (referred to as a “basis difference”). The basis difference was attributed to BBOT’s in-process research and development (“IPR&D asset”), and is amortized as a component of net loss from equity method investment over the estimated useful life of the IPR&D asset. The amortization of the IPR&D asset for the period from May 1, 2024 through December 31, 2024 was $1.7 million.

For the period from May 1, 2024 through December 31, 2024, we recognized a net loss from equity method investment of $22.7 million. As of December 31, 2024, the aggregate carrying amount of our equity method investment in BBOT is $102.2 million and is presented as part of “Investment in nonconsolidated entities” on our consolidated balance sheets.

In addition, on April 30, 2024, the Company and BBOT entered into an 18-month transition service agreement (the “BBOT Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and BBOT. Under the BBOT Transition Service Agreement, the Company recognized $2.1 million in other income and $0.7 million in pass-through costs recorded as an offset against operating expenses for the year ended December 31, 2024. As of December 31, 2024, the Company recognized $0.5 million in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to BBOT. The Company also recognized $0.8 million in “Research and development” expenses during the year ended December 31, 2024. As of December 31, 2024, the Company recognized $0.1 million in “Accrued research and development liabilities” for transitionary consulting services provided by BBOT to BridgeBio.

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

For the years ended December 31, 2024, 2023 and 2022, we recorded unrealized gains of nil, $14.2 million and an unrealized loss of $22.6 million, respectively, for the ongoing mark-to-market adjustments of our investment, refer to Note 3.

Pursuant to a License Agreement entered into in October 2019 between QED and LianBio (the “QED-LianBio License Agreement”, refer to Note 11), QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones. Changes in fair value of the warrants were not material for the years ended December 31, 2024, 2023 and 2022.

In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into the LianBio Warrant, which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant was measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations as part of “Other income (expense), net.” The LianBio Warrant, which is presented as part of “Other assets” on our consolidated balance sheets, had a fair value of $1.6 million as of December 31, 2023.

On February 13, 2024, LianBio announced plans to wind down its operations, including the sale of its remaining assets, delisting of its American Depository Shares from the Nasdaq Global Market, deregistration under Section 12(b) of the Securities Act of 1934, and workforce reductions. LianBio's Board of Directors declared a special cash dividend of $4.80 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. On February 20, 2024, QED exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. As of February 22, 2024, the Company held 5,350,361 shares of LianBio common stock. In March 2024, we received net proceeds of $25.7 million as special cash dividends and recognized net realized gains of $1.8 million from our investment in LianBio equity securities.

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

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets for the years ended December 31, 2024 and 2023 as a result of the arrangements described in the following sections:

	December 31, 2024		December 31, 2023
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	10.0 years	$32,500	11.0 years	$32,500
Less: accumulated amortization		(8,574)		(6,181)
Total		$23,926		$26,319

Amortization expense recorded as part of “Cost of revenue” for the years ended December 31, 2024, 2023 and 2022 was $2.4 million, $2.4 million and $2.4 million, respectively. Future amortization expense is $2.4 million for each of the years from 2025 to 2028 and $14.3 million thereafter.

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. or Novartis, pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with fibroblast-growth factor receptor (“FGFR”) driven diseases. QED accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset, in-process research and development (“IPR&D”), thus satisfying the requirements of the screen test in ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

If certain substantial milestones are met, QED could be required to pay up to $60.0 million in regulatory milestone payments, $35.0 million in sales-based milestone payments, and pay royalties of up to low double-digit percentages on net sales. Following the FDA approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortize the amount over its estimated useful life on a straight-line basis. All clinical investigations under the associated Investigational New Drug application (“IND”) were discontinued as of March 2023 and a request to withdraw the NDA for TRUSELTIQTM was submitted in May 2023, due to difficulty enrolling study patients for the required confirmatory trial. Accordingly, the FDA announced the withdrawal of the approval of TRUSELTIQTM in May 2023. The intellectual property rights, patents and know-how related to infigratinib are being applied to other clinical investigations for FGFR-driven diseases.

Asset Purchase Agreement with Alexion

In June 2018, our subsidiary Origin Biosciences, Inc. (“Origin”), entered into an Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company (“Alexion”), to acquire intellectual property rights, including patent rights, know-how, and contracts, related to the ALXN1101 molecule. Origin accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified asset (“IPR&D”), thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired and liabilities assumed in the transaction were measured based on their fair values. The fair value of the IPR&D acquired was charged to research and development expense as it had no alternative future use at the time of the acquisition.

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

In connection with the Asset Purchase Agreement entered between Origin and Sentynl Therapeutics, Inc. (“Sentynl”), in March 2022 (the “Origin-Sentynl APA”, refer to Note 12), Sentynl assumed the obligation to pay sales-based milestone payments and royalties to Alexion that occur subsequent to the closing of the Origin-Sentynl APA when they become due. Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in a European Medicines Agency country of up to $1.0 million when it becomes due. As a result of the Origin-Sentynl APA, we also derecognized the associated intangible asset with a net book value of $13.5 million as this was part of the assets that were transferred to Sentynl.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a straight-line basis. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. In March 2024, QED and FMI entered into a settlement agreement for QED to pay the remaining $9.6 million payable over 12 equal monthly installments of $0.8 million beginning in March 2024. As of December 31, 2024, the amount due to FMI is presented in our consolidated balance sheets in “Accrued professional and other accrued liabilities” for $1.6 million. As of December 31, 2023, the amount due to FMI is presented in our consolidated balance sheets in “Accrued professional and other accrued liabilities” for $6.0 million and “Other long-term liabilities” for $5.0 million.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program, (the “Exchange Program”, refer to Note 16). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of December 31, 2024.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$906	$73
Stock (2)	16,850	2,057
Cash or stock at our sole discretion	53,432	3,609
Total	$71,188	$5,739

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.

(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 16.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for services related to clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2024 and 2023, there were no material amounts accrued related to termination charges.

We have entered into a commercial supply agreement to purchase active pharmaceutical ingredient (“API”), bulk drug product and packaging, for which we have a minimum purchase commitment of $32.9 million as of December 31, 2024. In addition, we have entered into agreements to support our commercial launch of Attruby for which we have a minimum commitment in aggregate of $1.0 million as of December 31, 2024.

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

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain officers. To date, we have not paid any claims related to our indemnification obligations. As of December 31, 2024 and 2023, we did not have any material indemnification claims that were probable or reasonably possible, and consequently have not accrued any material liabilities in the consolidated financial statements as a result of these provisions.

Contingencies

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

9.
Debt

Notes

2029 Notes, net

On January 28, 2021, we issued an aggregate of $717.5 million principal amount of our 2029 Notes pursuant to an Indenture dated January 28, 2021 (the “2029 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2029 Notes Trustee”), in a private offering to qualified institutional buyers (the “2021 Note Offering”), pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Notes issued in the 2021 Note Offering include $67.5 million aggregate principal amount of 2029 Notes sold to the initial purchasers (the “2029 Notes Initial Purchasers”), pursuant to the exercise in part of the 2029 Notes Initial Purchasers’ option to purchase $97.5 million principal amount of additional 2029 Notes. On January 28, 2021, the 2029 Notes Initial Purchasers exercised the remaining portion of their option to purchase $30.0 million principal amount of additional 2029 Notes. The sale of those additional 2029 Notes closed on February 2, 2021, which resulted in the total aggregate principal amount of $747.5 million.

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
•
During the five-business day period after any five consecutive trading day period (the “measurement period”), in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
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

2027 Notes, net

On March 9, 2020, we issued an aggregate principal amount of $550.0 million of our 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), pursuant to an Indenture dated March 9, 2020 (the “2027 Notes Indenture”), between us and U.S. Bank National Association, as trustee (the “2027 Notes Trustee”), in a private offering to qualified institutional buyers (the “2020 Note Offering”), pursuant to Rule 144A under the Securities Act. The 2027 Notes issued in the 2020 Note Offering include $75.0 million in aggregate principal amount of 2027 Notes sold to the initial purchasers (the “2027 Notes Initial Purchasers”), resulting from the exercise in full of their option to purchase additional 2027 Notes.

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
•
During the five-business day period after any five consecutive trading day period (the “measurement period”), in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or,
•
Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.

On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 23.4151 shares of BridgeBio’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $42.71 per share of BridgeBio’s common stock, for a total of approximately 12,878,305 shares). Based on the closing price of our common stock on December 31, 2024, the if-converted value of the 2027 Notes did not exceed its principal amount.

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

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	December 31, 2024		December 31, 2023
	2029 Notes	2027 Notes	2029 Notes	2027 Notes
	(in thousands)		(in thousands)
Principal	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(8,628)	(4,827)	(10,595)	(6,621)
Net carrying amount	$738,872	$545,173	$736,905	$543,379

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes:

	Year Ended December 31, 2024
	2029 Notes	2027 Notes	Total
		(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,967	1,794	3,761
Total interest and amortization expense	$18,786	$15,544	$34,330

Effective interest rate	2.6%	2.8%

	Year Ended December 31, 2023
	2029 Notes	2027 Notes	Total
		(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,917	1,745	3,662
Total interest and amortization expense	$18,736	$15,495	$34,231

Effective interest rate	2.6%	2.8%

	Year Ended December 31, 2022
	2029 Notes	2027 Notes	Total
		(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,869	1,699	3,568
Total interest and amortization expense	$18,688	$15,449	$34,137

Effective interest rate	2.6%	2.8%

As of December 31, 2024, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. As of December 31, 2023, interest payable on the 2029 and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Accrued professional and other accrued liabilities” in our consolidated balance sheets.

Future minimum payments under the Notes as of December 31, 2024, are as follows:

	2029 Notes	2027 Notes	Total
	(in thousands)
Year ending December 31:
2025	16,819	13,750	30,569
2026	16,819	13,750	30,569
2027	16,819	556,875	573,694
2028	16,819	—	16,819
2029	755,909	—	755,909
Total future payments	823,185	584,375	1,407,560
Less amounts representing interest	(75,685)	(34,375)	(110,060)
Total principal amount	$747,500	$550,000	$1,297,500

Capped Call and Share Repurchase Transactions with Respect to the Notes

On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively), or, together, the Capped Call Transactions, with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.

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

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market (“Nasdaq”), on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as “Treasury stock”.

Term Loan, net

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement,” and as amended by the First Amendment (as defined below) and the Second Amendment (as defined below), the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (ii) certain lenders (the “Lenders”), (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors (the “Guarantors”). In May 2022, we entered into the First Amendment to the Loan Agreement (the “First Amendment”) and in November 2022, we entered into the Second Amendment to the Loan Agreement (the “Second Amendment”), as further described below. On January 17, 2024, the Company fully repaid the term loan under the Amended Loan Agreement, as further described below.

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

Pursuant to the terms of the Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $10.2 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively.

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

For the year ended December 31, 2024, we recognized interest expense related to the Loan Agreement of $3.0 million, of which $0.4 million, relates to amortization of debt discount and issuance costs. For the year ended December 31, 2023, we recognized interest expense related to the Loan Agreement of $46.3 million, of which $5.2 million, relates to amortization of debt discount and issuance costs. For the year ended December 31, 2022, we recognized interest expense related to the Loan Agreement of $46.1 million, of which $5.0 million, relates to amortization of debt discount and issuance costs. As of December 31, 2023, interest payable included in “Accrued professional and other accrued liabilities” in our consolidated balance sheets amounted to $6.7 million.

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

On June 20, 2024, the Company and each of the guarantors entered into the Second Amendment to the Financing Agreement (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing

Agreement”). Under the Amended Financing Agreement, between June 20, 2024 and through the earlier of the date the FDA approves a first NDA for acoramidis and November 30, 2024, the Company was able to request a release of funds in an aggregate amount not to exceed 50% of the original net cash proceeds received from asset sale transactions. In June 2024, $20.0 million was released from the escrow accounts and classified as cash on the consolidated balance sheet. Furthermore, under the Amended Financing Agreement, the minimum qualified cash balance was amended from $70.0 million to $70.0 million plus 40% of any cash released by the Company from the escrow accounts, at all times. As of December 31, 2024, the minimum unrestricted qualified cash balance was $78.0 million.

We received net proceeds from the Initial Term Loan of $434.0 million, after deducting debt discount and issuance costs of $16.0 million.

The balances of our borrowing under the Amended Financing Agreement consisted of the following:

December 31, 2024
(in thousands)
Principal value of term loan	$450,000
Debt discount, issuance costs and exit fee accretion	(12,663)
Term loan, net	$437,337

For the year ended December 31, 2024, we recognized interest expense related to the Amended Financing Agreement $54.8 million, of which $3.3 million, relates to amortization of debt discount and issuance costs. There was no interest payable under the Amended Financing Agreement as of December 31, 2024.

Future minimum payments under the Amended Financing Agreement as of December 31, 2024 are as follows:

Amount
(in thousands)
Year Ending December 31:
2025	50,660
2026	50,660
2027	116,245
2028	129,155
2029	294,215
Total future payments	640,935
Less amounts representing interest	(190,935)
Total principal amount of term loan payments	$450,000

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

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding

Agreement but that will not exceed the Cap Amount. In the event that a change in control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement and prior to FDA approval of acoramidis, either party may terminate the Funding Agreement and the Seller Parties shall make a one-time payment of $25.0 million (in the aggregate) to the Purchasers. Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. The Funding Agreement will terminate upon customary events.

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

Following the FDA approval of Attruby on November 22, 2024, the Company received gross proceeds of $500.0 million under the Funding Agreement in December 2024.

We have evaluated the terms of the Funding Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as deferred royalty obligation on our consolidated balance sheets. The Company recognized net cash proceeds of $472.5 million in December 2024, after deducting debt discount and issuance costs paid in cash of $27.5 million.

We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million and the $25.0 million one-time payment, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 2. The aggregate fair value of the embedded derivative liability was $41.1 million as of December 31, 2024. We will remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The carrying value balances of our royalty obligation under the Funding Agreement consisted of the following:

December 31, 2024
(in thousands)
Carrying value of deferred royalty obligation (Principal)	$507,114
Fair value of embedded derivative	41,091
Debt discount and issuance costs accretion	(69,114)
Deferred royalty obligation, net	$479,091

The effective interest rate as of December 31, 2024 was 19.3%. For the year ended December 31, 2024, we recognized interest expense related to the Funding Agreement of $8.3 million, of which $1.0 million, relates to amortization of debt discount and issuance costs. As of December 31, 2024, we recognized royalty interest payable of $0.1 million in “Accrued professional and other accrued liabilities” in our consolidated balance sheets.

11.
License and Collaboration Agreements

Bayer Exclusive License

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V., (collectively the “Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the

European Union and all member and extension states of the European Patent Organization (the “Licensed Territory”).

Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which $75.0 million is for a regulatory milestone dependent upon European Commission approval of acoramidis on or before December 31, 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

Unless earlier terminated, the Bayer License Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Bayer for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the Agreement in the event of a material breach or insolvency of the other party or in the event merger control proceedings are started and clearances are not obtained. Additionally, Bayer may terminate the Bayer License Agreement for convenience upon at least 270 days’ prior written notice, and the Seller Parties may terminate the Bayer License Agreement in the event Bayer ceases exploitation of acoramidis under certain circumstances or challenges the validity or enforceability of the Seller Parties’ patent rights.

We determined that the Bayer License Agreement falls within the scope of ASC 606 as Bayer is a customer in this arrangement, and we identified the following performance obligations in the agreement:

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

We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of December 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028. We have recognized $1.0 million of revenue relating to this performance obligation during the year ended December 31, 2024.

As of December 31, 2024, there are no outstanding receivables from licensing and collaboration agreements relating to the Bayer License Agreement within our consolidated balance sheet. During the year ended December 31, 2024 we recognized revenue of $131.5 million under the Bayer License Agreement. Our consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $3.5 million ($1.3 million presented as “Deferred revenue, current portion” and $2.2 million included in “Deferred revenue, net of current portion”) related to our research and development services obligations.

In addition, under the terms of the Financing Agreement, the Bayer License Agreement represents an asset sale transaction that requires the Company to deposit 75% of proceeds, net of certain permitted costs, received from the transaction into an escrow account to be controlled by the Administrative Agent. In May 2024, we deposited $84.7 million into the escrow account from the receipt of the $135.0 million from Bayer, which was released and classified as cash upon the FDA approval of Attruby in November 2024. Refer to Note 9 for further details regarding the Financing Agreement.

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into the Bayer Supply Agreement with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for the use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the active pharmaceutical ingredient (“API”) used to manufacture the product and the packaging price. As of December 31, 2024, there have been no commercial product supply sales to Bayer.

The condition for the $75.0 million regulatory-based milestone payment was achieved upon the EC approval of Beyonttra on February 10, 2025. The Company anticipates receiving this milestone payment from Bayer in April 2025.

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

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of December 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. We expect the development services to extend through 2029. We have recognized $5.7 million of revenue relating to this performance obligation during the year ended December 31, 2024.

In May 2024, QED and KKC negotiated a letter of agreement to commence manufacturing while a clinical supply agreement was in negotiation. During this time, KKC agreed to reimburse QED the full cost incurred for manufacturing. For the year ended December 31, 2024, QED has been reimbursed $1.4 million in accordance with this letter of agreement, and such costs are included in revenue in our consolidated statement of operations.

Subsequently, on January 3, 2025, QED and KKC entered into a clinical supply agreement, for which QED will manufacture and supply to KKC the clinical quantities of the Licensed Product, for development, including any and all clinical and non-clinical studies necessary for the filing of a New Drug Application, in the Field in the Territory. KKC shall pay to QED a per unit price as defined in the clinical supply agreement.

As of December 31, 2024, the receivables from licensing and collaboration agreements relating to the KKC Agreement within our consolidated balance sheet were immaterial. During the year ended December 31, 2024, we recognized revenue of $76.2 million under the KKC Agreement. Our consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $25.2 million ($10.3 million presented as “Deferred revenue, current portion” and $14.9 million included in “Deferred revenue, net of current portion”) related to our research and development services obligation.

In addition, under the terms of the Financing Agreement, the KKC Agreement represents an asset sale transaction that requires the Company to deposit 75% of proceeds, net of certain permitted costs, received from the transaction into an escrow account to be controlled by the Administrative Agent. In June 2024, we deposited $74.6 million into the escrow account from the receipt of the $100.0 million from KKC, which was released and classified as cash upon the FDA approval of Attruby in November 2024. Refer to Note 9 for further details regarding the Financing Agreement.

License, Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc. (“Navire”), entered into an exclusive license development and commercialization agreement with BMS (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China (“PRC”), Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (collectively, the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region is governed under the Navire-LianBio License Agreement (as discussed below). The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Additionally, Navire was eligible to receive additional payments totaling up to approximately $815.0 million in the aggregate, subject to the achievement of development, regulatory and commercial milestones, as well as tiered royalties in the low-to-mid teens as a percentage of adjusted net sales by BMS of the licensed products sold worldwide, outside of the Asia Region. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial. We have recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development expenses” in our consolidated statement of operations.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by BMS without the research and development services. Similarly, those services provide a distinct benefit to BMS within the context of the contract, separate from the license, as the services could be provided by BMS or another third party without our assistance. We entered into a clinical supply agreement for supply of clinical quantities of the licensed product for the licensed territory with BMS in March 2023. Navire supplied insignificant amounts and $2.0 million of clinical supplies to BMS for the years ended December 31, 2024 and December 31, 2023, respectively.

We determined the initial transaction price at inception of the Navire-BMS License Agreement to be $90.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development, regulatory, or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of December 31, 2024. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, BMS’ efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
We were recognizing revenue related to the research and development services to complete the Phase 1 Trials for BBP-398 over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. As a result of the Navire-BMS License Agreement termination, the research and development services performance obligation is complete and there are no remaining performance obligations. As such, the remaining revenue allocated to this performance obligation was recognized during the three months ended March 31, 2024. Revenue recognized related to this performance obligation for the years ended December 31, 2024, 2023, and 2022 were $9.9 million, $5.4 million, and $4.5 million respectively.

For the years ended December 31, 2024, 2023, and 2022 we recognized $9.9 million, $7.4 million, and $74.7 million respectively of revenue from the Navire-BMS License Agreement. As of December 31, 2024, there were no remaining balances in deferred revenue within our consolidated balance sheets. Our consolidated balance sheet as of December 31, 2023 includes a deferred revenue balance of $9.9 million ($6.1 million presented as “Deferred revenue, current portion” and $3.8 million included in “Other long-term liabilities”) related to our research and development services obligation.

License and Collaboration Agreement with Helsinn

On March 29, 2021, QED entered into a license and collaboration agreement with Helsinn Healthcare S.A. (“ HHC”) and Helsinn Therapeutics (U.S.), Inc. (“HTU”), and collectively with HHC, Helsinn, (the “QED-Helsinn License and Collaboration Agreement”), pursuant to which QED granted to HHC exclusive licenses to develop, manufacture and commercialize QED’s product candidate, infigratinib, in oncology and all other indications except achondroplasia or any other skeletal dysplasias, worldwide, except for the People’s Republic of China, Hong Kong and Macau (“Greater China”), and under which QED received a co-exclusive license to co-commercialize infigratinib in the United States in the licensed indications. The QED-Helsinn License and Collaboration Agreement became effective on April 16, 2021. Upon approval by the FDA in May 2021, QED and HTU co-commercialized infigratinib in the licensed indications in the United States and shared profits and losses on a 50:50 basis. Additionally, QED and Helsinn shared global, excluding Greater China, research and development costs for infigratinib in the licensed indications at a rate of 40% for QED and 60% for Helsinn.

On February 28, 2022, QED and Helsinn amended the QED-Helsinn License and Collaboration Agreement (the “Amended QED-Helsinn License and Collaboration Agreement”), effective on March 1, 2022. Under the terms of the Amended QED-Helsinn License and Collaboration Agreement, Helsinn had an exclusive license to commercialize infigratinib in the United States and was responsible for solely developing, manufacturing and commercializing infigratinib in oncology indications except for achondroplasia or any other skeletal dysplasias worldwide, outside of Greater China. QED retains all rights to develop, manufacture and commercialize infigratinib in skeletal dysplasia, including achondroplasia.

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

Upon the effective date of the MTA, all outstanding obligations of $31.3 million ($18.8 million relating to contracted research and development and commercial activities and $12.5 million relating to the reimbursement of QED’s obligation to FMI) under the Amended QED-Helsinn License and Collaboration Agreement related to the contracted services during the transitional period became due, of which all payments have been paid in full. In March 2024, QED reduced its obligation in FMI to $9.6 million and therefore, pursuant to the MTA, QED’s responsibility for close-out activities was lowered to this amount and Helsinn’s reimbursement of QED’s obligation to FMI was reduced from $11.0 million to $9.6 million. For the year ended December 31, 2024, QED has incurred immaterial close-out costs, of which all were subject to 50% reimbursement from Helsinn. For the year ended December 31, 2023, QED incurred $7.2 million of close-out costs, of which $6.0 million were subject to 50% reimbursement from Helsinn. As of December 31, 2024 and December 31, 2023, the outstanding receivable due from Helsinn was nil and $0.6 million, respectively. The outstanding receivables were presented in “Accounts Receivable” within our consolidated balance sheets. All close-out costs incurred, including Helsinn’s reimbursements, are recorded in “Restructuring, impairment and related charges” within our consolidated statement of operations (See Note 17).

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

For the unit of account that is within the scope of ASC 808 relating to collaborative research and development services, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we have recognized an immaterial amount and $3.0 million of Helsinn’s share of research and development expenses for the years ended December 31, 2024 and 2023, respectively, as a reduction to restructuring, impairment and related charges. We have recognized Helsinn’s share of research and development expenses of $21.5 million for the year ended December 31, 2022 as a reduction of research and development expenses.

For the unit of account that is within the scope of ASC 808 relating to commercial activities, pursuant to the QED-Helsinn License and Collaboration Agreement, the Amended QED-Helsinn License Collaboration Agreement, and the MTA, we accounted for Helsinn’s share of the co-commercialization activities as reduction to selling, general and administrative expenses. We did not incur any costs relating to commercialization activities subject to reimbursement from Helsinn for the years ended December 31, 2024 and 2023. We recognized Helsinn’s share of the co-commercialization activities of $1.5 million for the year ended December 31, 2022.

License Agreements with LianBio

Navire

In August 2020, Navire entered into an exclusive license agreement with LianBio (the “Navire-LianBio License Agreement”). Pursuant to the Navire-LianBio License Agreement, Navire granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize SHP2 inhibitor BBP-398, or BBP-398, for tumors driven by RAS and receptor tyrosine kinase mutations. Under the terms of the Navire-LianBio License Agreement, LianBio will receive commercial rights in China and selected Asian markets and participate in clinical development activities for BBP-398. In December 2024, we received a notice of termination from LianBio, which terminated the Navire-LianBio License Agreement and all rights and obligations thereunder.

During the years ended December 31, 2024, 2023 and 2022, we recognized $0.3 million, $1.1 million and $0.5 million, respectively, of revenue relating to the Navire-LianBio License Agreement and recorded such amounts within “Revenue” in our consolidated statement of operations.

QED

In October 2019, QED entered into an exclusive license agreement with LianBio (the “QED-LianBio License Agreement”). Pursuant to the QED-LianBio License Agreement, QED granted to LianBio an exclusive, sublicensable license under the licensed patent rights and know-how to develop, manufacture and commercialize infigratinib for any and all human prophylactic and therapeutic uses in all cancer indications (including in combination with other therapies) in certain territories outside the United States. Under the QED-LianBio License Agreement, QED received a nonrefundable upfront payment of $10.0 million and is eligible to receive development and sales milestones payments of up to $132.5 million and tiered royalties on net sales ranging from the low to mid-teens. In addition, QED also received warrants which entitled QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones (refer to Note 6). In December 2024, we received a notice of termination from LianBio, which terminated the QED-LianBio License Agreement and all rights and obligations thereunder.

During the years ended December 31, 2024, 2023 and 2022, we recognized insignificant amounts of revenue relating to the QED-LianBio License Agreement and recorded such amounts within “Revenue” on our consolidated statement of operations.

License Agreement with Alexion

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and is eligible to receive $30.0 million in regulatory milestone payments and royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

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

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in license revenue upon the effective date of the license agreement in September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun. In addition, Eidos entered into a clinical supply agreement in July 2020. Eidos has supplied insignificant amounts to Alexion as part of the clinical supply agreement during the years ended December 31, 2024, 2023, and 2022, respectively, and has recorded such amounts as “Revenue” in our consolidated statement of operations.

Furthermore, in October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received of $3.0 million, to be used by Eidos to cover any out-of-pocket costs and employee costs incurred by Eidos. However, there have been no clinical costs incurred as of December 31, 2024 and we have recorded $3.0 million in “Deferred revenue, current portion” in our consolidated balance sheets.

In November 2024, BridgeBio and Alexion entered into a commercial supply agreement for the manufacture and supply of the Licensed Product for commercial use in the Territory. BridgeBio entered into the agreement as BridgeBio is the entity responsible for the manufacture of the Licensed Product. Under the commercial supply agreement, Alexion shall pay to BridgeBio a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product. BridgeBio has supplied $0.6 million of commercial products to Alexion during the year ended December 31, 2024 which is recorded in “Revenue” in our statement of operations.

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

Asset Purchase Agreement with Sentynl

On March 4, 2022, Origin and Sentynl entered into the Origin-Sentynl APA, pursuant to which Sentynl acquired global rights to NULIBRY, as well as certain specified assets of Origin, and will be responsible for the ongoing development and commercialization of NULIBRY in the United States and developing, manufacturing and commercializing fosdenopterin globally. The transaction closed on March 31, 2022 (the “Closing Date”). Under terms of the Origin-Sentynl APA, Origin received an upfront payment of $10.0 million upon the Closing Date and is eligible to receive sales milestone payments, as well as tiered royalties in the low single-digits as a percentage of adjusted net sales of products related to the acquired assets. Origin will continue to be responsible for the payment of up to $4.5 million in aggregate payments upon achievement of regulatory-based milestones, including the first pricing approval in an EMA country or EMA major market country, under the Asset Purchase Agreement with Alexion Pharma Holding Unlimited Company, and under a separate agreement with a third party. In October 2022, we paid $3.5 million of the regulatory-based milestone payment as the milestone criteria was met. As of December 31, 2024, Origin will continue to be responsible for a regulatory-based milestone payment upon first pricing approval in an EMA country of up to $1.0 million when it becomes due. The condition for this regulatory-based milestone payment was met in January 2025.

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

Origin’s sale of the assets covered in the Origin-Sentynl APA was not subject to the limitation on our ability to dispose of assets under the terms of the Loan Agreement (see Note 9).

13.
In-licensing and Other Research and Development Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University Stanford University (“Stanford University”), relating to Eidos’ drug discovery and development initiatives. Under this agreement and its amendments, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. In March 2017, Eidos paid a license fee of $10,000, which was recorded as research and development expense during the year ended December 31, 2017, as the acquired assets did not have any alternative future use. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the year ended December 31, 2024, we incurred and paid $8.1 million of licensing fees due to Stanford University related to the Company entering into the Bayer License Agreement in March 2024, recognized a milestone payable of $0.5 million upon the receipt of the FDA approval for Attruby, and recognized an immaterial amount of royalty payable from the net sales of Attruby. For the years ended December 31, 2023 and 2022, the license fees incurred was not material.

Diagnostics Agreement with Foundation Medicine

As discussed in Note 7, QED and FMI entered into a diagnostics agreement relating to QED’s drug discovery and development initiatives. In connection with this agreement, there were no research and development expenses incurred by QED for the years ended December 31, 2024 and 2023. In connection with this agreement, QED recognized research and development expenses of $2.6 million during the year ended December 31, 2022.

Resilience Development and Manufacturing Service Agreements

In September 2023, BridgeBio Gene Therapy, LLC (“BBGT”), formerly Aspa Therapeutics, Inc., and Adrenas Therapeutics Inc. (“Adrenas”), each entered into a Development and Manufacturing Services Agreement (collectively the “Resilience DMSAs”) and a Project Agreement (collectively the “Resilience PAs”), (collectively the “Resilience Agreements”) with Resilience US, Inc. (“Resilience”), for Resilience to provide contract development, manufacturing, testing and related services with respect to therapeutic and pharmaceutical products for the clinical development applications of BBP-812 and BBP-631, respectively. BBP-812 is an intravenous AAV9 investigational drug product intended for the treatment of children with Canavan Disease, under the age of five years. BBP-631 is an intravenous AAV5 investigational drug product intended for the treatment of adults and children with congenital adrenal hyperplasia. The Resilience DMSAs have ten-year terms and may each be extended for additional two-year periods. Under the Resilience PAs, Resilience will provide BBGT with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $15.5 million. Under the Resilience PAs, Resilience will provide Adrenas with a cost sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $29.3 million. In addition to the payments for their share of services performed by Resilience, BBGT and Adrenas may each be required to make future payments of up to $10.0 million upon achievement of certain development and approval milestone events, and royalty payments (mid-single digits for BBP-812 and low-single digits for BBP-631) based on achievement of certain net sales metrics.

For the years ended December 31, 2024 and 2023, $3.5 million and nil, respectively, in research and development expenses were incurred, which was net of $4.3 million and nil, respectively, in cost sharing credits received in connection with the Resilience Agreements.

In September 2024, we announced our decision to cease pursuing development of BBP-631, the Company’s investigational adeno-associated virus 5 gene therapy, for congenital adrenal hyperplasia (“CAH”), under our plans to reprioritize and advance our corporate strategy and development programs (Refer to Note 17 for additional details). In October 2024, Adrenas provided written notice to Resilience for the termination of the Development and Manufacturing Services Agreement and Project Agreement for the clinical application of BBP-631 effective October

2024, and all rights and obligations thereunder. In February 2025, BBGT provided written notice to Resilience for the termination of the Development and Manufacturing Services Agreement and Project Agreement for the clinical application of BBP-812 effective February 2025, and all rights and obligations thereunder. We do not expect there to be a material financial impact from the termination of these agreements.

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

The components of lease cost are as follows:

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Straight line operating lease costs	$4,110	$4,032	$5,172
Finance lease costs	395	420	443
Variable lease costs	6,305	6,844	6,142
Total lease cost	$10,810	$11,296	$11,757

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,902	$4,829	$6,245
Operating cash flows for finance lease	445	397	423
Operating lease right-of-use assets obtained in exchange for operating lease obligations	1,591	1,179	240

Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	3.6	4.7
Finance lease	1.1	2.1
Weighted-average discount rate
Operating leases	6.0%	6.0%
Finance lease	6.6%	6.6%

As of December 31, 2024, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Year ending December 31:
2025	$4,926
2026	2,468
2027	436
2028	439
2029	471
Thereafter	1,362
Total future minimum lease payments	10,102
Imputed interest	(900)
Total	$9,202

Reported as of December 31, 2024
Operating lease liabilities, current portion	$4,506
Operating lease liabilities, net of current portion	4,696
Total operating lease liabilities	$9,202

The impairment losses related to operating lease right-of-use assets for the years ended December 31, 2024, 2023, and 2022 were not material.

Manufacturing Agreement

In December 2019, we entered into a manufacturing agreement with a third party contract manufacturer to secure clinical and commercial scale manufacturing capacity for the manufacture of batches of active pharmaceutical ingredients for product candidates of certain subsidiaries of BridgeBio. Under the terms of the agreement, we were assigned a dedicated manufacturing suite for certain months in each calendar year for a one-time fee of $10.0 million, which would be applied to the buildout, commissioning, qualification, validation, equipping and exclusive use of the dedicated manufacturing suite.

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

15.
Public Offerings

2020 Shelf Registration

In July 2020, we filed a shelf registration statement on Form S-3 (the “2020 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also simultaneously entered into an Open Market Sale AgreementSM with Jefferies LLC and SVB Leerink LLC (collectively, the “Sales Agents”), to provide for the offering, issuance and sale by us of up to an aggregate of $350.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf and subject to the limitations thereof (the “2020 Sales Agreement”). We will pay to the applicable Sales Agents cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold 455,800 shares through this offering at an average price of $10.90 per share, resulting in net proceeds of $4.9 million. We did not issue any shares or receive any proceeds from this offering during the year ended December 31, 2023. In May 2023, we terminated the Open Market Sale AgreementSM.

2023 Follow-on Offering

In March 2023, we entered into an Underwriting Agreement (the “2023 Follow-on Agreement”) with Goldman Sachs & Co. LLC, Evercore Group L.L.C., Morgan Stanley & Co. LLC and KKR Capital Markets LLC (“KCM”), as representatives of several underwriters (collectively, the “Underwriters”), relating to an underwritten public offering (the “2023 Follow-on offering”) of 8,823,530 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), at a public offering price of $17.00 per share. The Company also granted the Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,323,529 shares of Common Stock. The Company paid the Underwriters a commission of 4.3% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. The Underwriters included KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of 0.315% of the aggregate gross proceeds received from all sales of the common stock under the 2023 Follow-on Agreement. On March 10, 2023, 8,823,530 shares were issued under the 2023 Follow-on Agreement, for net proceeds of $143.0 million, after deducting underwriting fees and commissions of $6.5 million (of which $0.5 million related to commissions paid to KCM) and offering costs of $0.5 million. On April 3, 2023, the Underwriters partially exercised their 30-day option to purchase additional shares, for which 63,470 shares were issued for net proceeds of $1.0 million, after deducting underwriting fees and commissions of less than $0.1 million.

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. As of December 31, 2024, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

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

16.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories in our consolidated statements of operations for employees and non-employees:

	Year Ended December 31, 2024
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
		(in thousands)
Research and development	$49,807	$37	$49,844
Selling, general and administrative	63,862	—	63,862
Restructuring, impairment and related charges	160	—	160
Total stock-based compensation	$113,829	$37	$113,866

	Year Ended December 31, 2023
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
		(in thousands)
Research and development	$61,433	$214	$61,647
Selling, general and administrative	53,288	81	53,369
Total stock-based compensation	$114,721	$295	$115,016

	Year Ended December 31, 2022
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
		(in thousands)
Research and development	$37,700	$287	$37,987
Selling, general and administrative	54,669	—	54,669
Restructuring, impairment and related charges	1,172	—	1,172
Total stock-based compensation	$93,541	$287	$93,828

We have recorded $18.1 million, $6.3 million, and $2.2 million of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively, for performance-based milestone awards that were achieved during the period and were settled in cash.

Equity-Based Awards of BridgeBio

On June 22, 2019, we adopted the 2019 Stock Option and Incentive Plan (the “2019 Plan”), which became effective on June 25, 2019. The 2019 Plan provides for the grant of stock-based incentive awards, including common stock options and other stock-based awards. We were authorized to issue 11,500,000 shares of common stock for issuance of awards under the 2019 Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. On June 2, 2020, our stockholders approved an amendment and restatement of the 2019 Plan (the “A&R 2019 Plan”), to, among other things, increase the number of shares of common stock reserved for issuance thereunder by 2,500,000 shares. The A&R 2019 Plan was further amended on December 15, 2021 (the “2021 A&R Plan”). In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the numbers of shares authorized for issuance by 6,500,000 shares.

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

On November 13, 2019, we adopted the 2019 Inducement Equity Plan (the “2019 Inducement Plan”). The 2019 Inducement Plan provides for the grant of stock-based awards to induce highly qualified prospective officers and employees who are not currently employed by BridgeBio or its Subsidiaries to accept employment and to provide them with a proprietary interest in BridgeBio, including common stock options and other stock-based awards. We were authorized to issue 1,000,000 shares of common stock for inducement awards under the 2019 Inducement Plan, which may be allocated among stock options, awards of restricted common stock, restricted common units and other stock-based awards. In February 2023, the 2019 Inducement Plan was amended and restated to increase the total number of shares authorized for issuance from 1,000,000 shares to 2,000,000 shares. In December 2023, the 2019 Inducement Plan was further amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares.

As of December 31, 2024, 8,796,454 and 1,094,152 shares were reserved for future issuances under the 2021 A&R Plan and 2019 Inducement Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange in 2021 (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”), for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the then 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated in December 2021 into the 2021 A&R Plan and further amended and restated in June 2024, as mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

For the year ended December 31, 2024, we recognized a net reversal of $6.7 million in stock-based compensation cost associated with performance-based milestone awards, which includes reversals totaling $8.9 million for obligations that were no longer determined to be probable. For the years ended December 31, 2023 and 2022, we recognized $3.4 million and $0.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of each of the reporting date. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of December 31, 2024.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the years ended December 31, 2024, 2023, and 2022, we recognized $9.1 million, $16.8 million, and $1.9 million, respectively, of stock-based compensation expense associated with performance-based milestone awards that were determined to be probable of achievement as of each reporting date. The $9.1 million in stock-based compensation associated with performance-based milestone awards recognized for the year ended December 31, 2024 includes reversals totaling $1.6 million as the obligation was no longer determined to be probable. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones awards that are determined to be probable as of December 31, 2024.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the year ended December 31, 2024:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023		12,332,442
Regular equity program	10,793,862		$25.69	7.1	$178,594
Eidos Awards Exchange	1,221,942		$14.60	4.7	$31,580
Exchange Program	316,638		$2.19	5.3	$12,105
Granted		401,924
Regular equity program	401,924		$27.54
Exercised		(227,567)
Regular equity program	(20,579)		$21.45
Eidos Awards Exchange	(203,900)		$15.76
Exchange Program	(3,088)		$0.59
Cancelled		(6,916)
Regular equity program	(2,580)		$29.49
Eidos Awards Exchange	(3,867)		$63.38
Exchange Program	(469)		$0.48
Outstanding as of December 31, 2024		12,499,883
Regular equity program	11,172,627		$25.76	6.2	$78,764
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	313,081		$2.20	4.3	$7,995
Exercisable as of December 31, 2024		10,269,962
Regular equity program	8,945,126		$27.27	5.8	$56,480
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	310,661		$2.20	4.3	$7,936

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the year ended December 31, 2024 was $21.28.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024, in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio common stock. The total intrinsic value of options exercised during the year ended December 31, 2024 was $2.9 million.

For the years ended December 31, 2024, 2023, and 2022, we recognized stock-based compensation expense of $22.4 million, $28.5 million, $39.7 million, respectively, related to stock options under the Plans. As of December 31, 2024, there was $22.2 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the year ended December 31, 2024:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	8,942,813	$16.27
Granted	6,103,761	$28.40
Vested	(3,809,372)	$19.37
Cancelled	(964,404)	$20.71
Balance as of December 31, 2024	10,272,798	$21.91

The RSUs have a service condition and generally vest over a period of two to four years.

For the years ended December 31, 2024, 2023, and 2022, we recognized stock-based compensation expense of $78.3 million, $59.1 million, $43.1 million, respectively, related to shares of RSUs under the Plans. As of December 31, 2024, there was $208.5 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.5 years.

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

As of December 31, 2024, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For the years ended December 31, 2024 and 2023, we recognized $7.6 million and $0.7 million, respectively, of stock-based compensation expense related to market-based RSU awards. As of December 31, 2024, there was $2.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Awards (RSAs) of BridgeBio

In 2019, all unvested outstanding management incentive units and common units of BBP LLC which existed prior to the reorganization and IPO were cancelled and converted into shares of BridgeBio’s RSAs.

The following table summarizes our RSA activity under the Plans for the year ended December 31, 2024:

	Unvested Shares of RSAs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2023	85,453	$7.27
Granted — Exchange Program	8,057	$38.74
Vested — Exchange Program	(8,057)	$38.74
Vested — Regular equity program	(85,453)	$7.27
Balance as of December 31, 2024	—	$—

For the years ended December 31, 2024, 2023, and 2022, we recognized stock-based compensation expense related to RSAs under the Plans as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Exchange Program	$312	$4,056	$3,238
Other RSAs	621	4,033	5,326
Total stock-based compensation expense	$933	$8,089	$8,564

As of December 31, 2024, there was no unrecognized compensation cost related to RSAs under the Plans. The respective balance of unvested RSAs as of December 31, 2024 and 2023 is included as outstanding shares disclosed in the consolidated balance sheets as the shares were actually issued but are subject to forfeiture per the terms of the awards.

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

Under the ESPP, eligible employees may purchase shares of BridgeBio’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,500 shares of BridgeBio’s common stock during any offering period.

For the years ended December 31, 2024, 2023, and 2022 we recognized $2.5 million, $2.3 million, and $2.6 million respectively, of stock-based compensation expense related to our ESPP. As of December 31, 2024, 3,361,774 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under ESPP. We used the following weighted-average assumptions in the Black-Scholes calculations:

	Year Ended December 31,
	2024		2023		2022
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	6.0	0.5	6.0	0.5	6.0	0.5
Expected volatility	92.0% - 93.1%	52.0% - 122.1%	66.2% - 67.5%	86.1% - 122.1%	65.9%	52.0% - 191.7%
Risk-free interest rate	3.8% - 4.3%	5.0% - 5.5%	3.9% - 4.1%	3.1% - 5.5%	3.2%	0.1% - 3.1%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value of stock-based awards granted	$21.28	$11.34	$8.48	$8.22	$5.24	$6.29

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

Upon entering into the Bayer License Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we have committed to additional restructuring plans to reprioritize and advance our corporate strategy and development programs. We estimate our remaining restructuring charges, consisting primarily of winding down costs and exit and other related costs will be immaterial. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

“Restructuring, impairment and related charges” included in our consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Winding down, exit and other related costs	$10,255	$7,211	$20,739
Severance and employee-related costs	5,079	715	10,306
Long-lived assets impairments and write-offs	271	—	12,720
Total	$15,605	$7,926	$43,765

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring initiatives for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$55	$6,826	$—
Reclassification of final payment obligation related to a manufacturing agreement that was recognized in the prior period (see Note 14)	—	—	2,185
Restructuring, impairment and related charges	15,605	7,926	43,765
Cash payments	(13,374)	(14,697)	(25,232)
Noncash activities	(438)	—	(13,892)
Ending balance	$1,848	$55	$6,826

Restructuring liabilities are presented in our consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Accounts payable	$330	$48
Accrued compensation and benefits	332	—
Accrued research and development liabilities	1,020	7
Accrued professional and other accrued liabilities	166	—
Total	$1,848	$55

18.
Income Taxes

The following table presents the components of net loss before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$207,795	$565,840	$485,079
Foreign	334,399	87,411	(427)
Total loss before income taxes	$542,194	$653,251	$484,652

The following table presents income tax expense for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
U.S. Federal	$811	$—	$—
State	—	—	—
Foreign	342	—	—
Total Current	1,153	—	—
Deferred	—	—	—
Total income tax expense	$1,153	$—	$—

The following table presents a reconciliation of the statutory federal rate and our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Tax at statutory federal rate	21.0%	21.0%	21.0%
Foreign impact on cross border transactions	(10.0)	—	—
Change in valuation allowance	(7.0)	(20.3)	(21.7)
Research and development credits	3.2	2.3	3.2
Stock-based compensation	1.3	0.6	(1.8)
Disallowed executive compensation	(1.2)	(0.8)	—
Deconsolidation of subsidiaries	(1.4)	(1.4)	—
Foreign rate differential	(5.6)	(1.2)	—
Other	(0.5)	(0.2)	(0.7)
Effective income tax rate	(0.2)%	—%	—%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$379,019	$358,867
Amortization	10,188	10,024
Accruals and reserves	7,787	6,453
Deferred revenue	—	2,130
Stock-based compensation	21,109	21,340
Equity method investment	2,998	—
Tax credits	117,020	97,735
Operating lease liabilities	2,200	3,153
Deferred income from asset sale	2,242	2,333
Capitalized research and experimental expenditures	150,520	144,873
Deferred interest expense	30,747	26,596
Property and equipment	918	822
Unrealized gains and losses	3,336	—
Other	554	4,230
Gross deferred tax assets	728,638	678,556
Less valuation allowance	(727,326)	(672,084)
Deferred tax assets, net of valuation allowance	1,312	6,472
Deferred tax liabilities:
Operating lease right-of-use assets	(1,312)	(1,784)
Unrealized gains and losses	—	(4,688)
Deferred tax liabilities	(1,312)	(6,472)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2024, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.4 billion and $439.4 million, respectively. The federal net operating losses generated prior to 2018 amounting to $10.8 million will begin to expire in 2036, losses generated after 2018 amounting to $1.4 billion will carry over indefinitely and would be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036.We also have foreign net operating loss carryforwards of $404.5 million available to reduce future taxable income, if any, which will begin to expire in 2030.

As of December 31, 2024, we had federal research and development and orphan drug credit carryforwards of $120.3 million, which will expire beginning in 2038 if not utilized. As of December 31, 2024, we have California and other state research and development tax credit carryforwards of $29.1 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (R&E) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The Company generates a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2024 which is fully offset with a valuation allowance.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $55.2 million, $138.2 million, and $110.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, we had an immaterial amount of undistributed earnings of our non-U.S. subsidiaries for which we have not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. The amount of applicable taxes due if such earnings were distributed would be immaterial. Accordingly, we have not provisioned U.S. state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	(in thousands)
Balance at the beginning of the year	$30,856	$27,013
Additions of prior year positions	99	10
Reductions of prior year positions	(520)	(2,504)
Additions based on tax positions related to current year	6,431	6,337
Balance at the end of the year	$36,866	$30,856

As of December 31, 2024 and 2023, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in income tax expense.

Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.

We file federal and various income tax returns. We currently have no federal, state, or foreign tax examinations in progress. All years are open for examination by federal, state, and foreign authorities.

19.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2024, 2023 and 2022, diluted and basic net loss per share attributable to common stockholders of BridgeBio was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of December 31,
	2024	2023	2022
Unvested RSAs	—	85,453	652,058
Unvested RSUs	10,272,798	8,942,813	4,108,642
Unvested performance-based RSUs	3,326	3,326	7,875
Unvested market-based RSUs	375,000	375,000	—
Common stock options issued and outstanding	12,499,883	12,332,442	11,637,861
Estimated shares issuable under performance-based milestone compensation arrangements	2,558,295	4,865,250	19,201,212
Estimated shares issuable under the ESPP	122,268	75,889	217,660
Assumed conversion of 2027 Notes	12,878,305	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988	7,702,988
	46,412,863	47,261,466	56,406,601

Our 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

As discussed in Notes 8 and 16, we have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated as if the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission (the “SEC”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”), of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BridgeBio Pharma, Inc. and its subsidiaries and controlled entities (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 20, 2025

ITEM 9B. OTHER INFORMATION

Effective on February 19, 2025, our board of directors reassigned the Company’s Principal Financial Officer and Principal Accounting Officer roles from Brian Stephenson, Ph.D., and appointed them to Thomas Trimarchi, Ph.D., and Maricel M. Apuli, respectively, in each case as contemplated by Rule 16a-1 of the Exchange Act.

Dr. Trimarchi, age 40, joined the Company in April 2018 as the Chief Product Officer. In July 2024, he was promoted as President and Chief Operating Officer of the Company. Dr. Trimarchi leads cross-functional activities at the Company to develop a centralized operation across the late-stage pipeline prioritizing efficiency, rigor, and scale. He is also a board member of ML Bio, an affiliate of the Company focused on developing BBP-418 for limb-girdle muscular dystrophy type 2I/R9 (LGMD2I/R9), since November 2021. Prior to joining the Company, Dr. Trimarchi worked in corporate strategy at Regeneron Pharmaceuticals, Inc. from 2017 to 2018. From 2015 to 2017, Dr. Trimarchi was an equity analyst in the Global Investment Research division at Goldman Sachs. Dr. Trimarchi received a B.S. in Biology from the University of Vermont and a Ph.D. from NYU Grossman School of Medicine.

Ms. Apuli, age 48, joined the Company in September 2021 as Vice President, Corporate Controller. In January 2023, she was promoted to Chief Accounting Officer of the Company. Ms. Apuli oversees the Company’s accounting, financial reporting, tax and SOX compliance, and finance-related functions. Prior to joining the Company, Ms. Apuli was Vice President, Corporate Controller at Guardant Health, Inc. from December 2019 to September 2021. From 2018 to 2019, Ms. Apuli was Vice President of Finance, Controller at Arlo Technologies, Inc. From 2013 to 2018, Ms. Apuli was Director of Accounting at KLA Corporation. Earlier in her career, she served as a Senior Audit Manager at PricewaterhouseCoopers LLP (U.S.). Ms. Apuli received a B.S. in Accountancy from the University of Santo Tomas-Legazpi.

Except as described above, there are no understandings or arrangements between each of Dr. Trimarchi and Ms. Apuli and any other person pursuant to which he or she was appointed as Principal Financial Officer or Principal Accounting Officer of the Company, as applicable. Neither Dr. Trimarchi nor Ms. Apuli has material interest in any transaction or proposed transaction in which the Company is or is to be a party. Neither Dr. Trimarchi nor Ms. Apuli has a family relationship with any director or executive officer of the Company.

Rule 10b5-1 Trading Plans

Note: The following table discloses any officer (as defined in Rule 16a-1(f) under the Exchange Act) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to Be Sold	Description of Trading Arrangement
Hannah A. Valantine (Director)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (December 5, 2024)	End Date (December 31, 2025)	17,167	Sale
Andrea Ellis (Director)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (December 30, 2024)	End Date (December 31, 2025)	57,167	Sale

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10‑K:
1.
Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Report of Independent Registered Public Accounting Firm	143
Consolidated Balance Sheets as of December 31, 2024 and 2023	145
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	146
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	147
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit for the years ended December 31, 2024, 2023 and 2022	148
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	149
Notes to Consolidated Financial Statements	151

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

ITEM 16. FORM 10‑K SUMMARY

None.

Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, among the Registrant and certain of its shareholders, dated June 26, 2019.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	10-K	001-38959	4.3	February 25, 2022

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 29, 2021

4.8	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.9†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

10.1#	Amended and Restated 2021 Stock Option and Incentive Plan and forms of award agreements thereunder.	10-Q	001-38959	10.1	August 1, 2024

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.1	November 4, 2021

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6	Lease Agreement, between BridgeBio Pharma LLC and Michael J. Harbour, dated as of March 23, 2017.	S-1	333-231759	10.8	May 24, 2019

10.7†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.8†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.9†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.10†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.11#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.12#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.13#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.14#	Offer Letter, between BridgeBio Services, Inc. and Richard Scheller, dated April 5, 2019.	S-1	333-231759	10.23	June 11, 2019

10.15#†	Consulting Agreement between Frank McCormick and the Registrant, effective as of January 1, 2021.	10-K	001-38959	10.16	February 23, 2023

10.16#†	Amendment No. 1 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2022.	10-K	001-38959	10.17	February 23, 2023

10.17#†	Amendment No. 2 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2023.	10-K	001-38959	10.18	February 23, 2023

10.18	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.19	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.20†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.21#	BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan.	S-8	333-276393	99.1	January 5, 2024

10.22#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.3	August 3, 2023

10.23#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.4	August 3, 2023

10.24#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.5	August 3, 2023

10.25#	Amended and Restated Director Compensation Policy.	10-K	001-38959	10.30	February 25, 2022

10.26†	Letter Agreement, Amendment #1 thereto, and Amendments to License Agreement between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated May 4, 2018,	10-K	001-38959	10.31	February 22, 2024

	August 7, 2018, September 10, 2020 and March 30, 2022, respectively.

10.27†	License, Development and Commercialization Agreement, dated May 11, 2022, by and among the Registrant, Navire Pharma, Inc. and Bristol-Myers Squibb Company.	10-Q	001-38959	10.1	August 4, 2022

10.28	Equity Distribution Agreement dated May 4, 2023, by and among the Company and Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3ASR	333-271650	1.2	May 4, 2023

10.29†	Second Amendment, effective as of August 15, 2023, to the Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1, effective September 25, 2017.	10-Q	001-38959	10.1	November 2, 2023

10.30#†	Amendment to Employment Agreement, between BridgeBio Services, Inc. and Brian Stephenson, dated February 21, 2024.	10-K	001-38959	10.39	February 22, 2024

10.31	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.32	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.33†	Financing Agreement, dated January 17, 2024, by and among the Registrant, certain subsidiaries of the Registrant, various Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	10-Q	001-38959	10.2	May 2, 2024

10.34†	First Amendment to Financing Agreement, dated as of February 12, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	10-Q	001-38959	10.3	May 2, 2024

10.35†	Funding Agreement, dated January 17, 2024, by and among LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.À R.L. as Purchasers, the Registrant and certain subsidiaries of the Registrant as Seller Parties, and Alter Domus (US) LLC as Collateral Agent.	10-Q	001-38959	10.4	May 2, 202

10.36†	Exclusive License Agreement, dated March 1, 2024, by and among Eidos Therapeutics, Inc., BridgeBio	10-Q	001-38959	10.5	May 2, 2024

	International GmbH, BridgeBio Europe B.V., and Bayer Consumer Care AG.

10.37†	Amendment No. 3, effective as of March 1, 2024, to Exclusive (Equity) Agreement effective April 10, 2016, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University.	10-Q	001-38959	10.6	May 2, 2024

10.38#†	Amendment No. 3 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 4, 2024.	10-Q	001-38959	10.7	May 2, 2024

10.39†	Second Amendment to Financing Agreement, dated as of June 20, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	10-Q	001-38959	10.1	August 1, 2024

10.40**

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

		8-K	001-38959	10.1	August 21, 2024

10.41**	Amended and Restated Limited Liability Company Agreement of GondolaBio, LLC, dated as of August 16, 2024.	8-K	001-38959	10.2	August 21, 2024

10.42#†	Employment Agreement between BridgeBio Services, Inc. and Thomas Trimarchi, dated October 10, 2024.	—	—	—	Filed herewith

19	Amended and Restated Insider Trading Policy.	10-K	001-38959	19	February 22, 2024

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

97	Compensation Clawback Policy.	10-K	001-38959	97	February 22, 2024

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: February 20, 2025	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Kumar, Thomas Trimarchi and Maricel M. Apuli, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Kumar	Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2025
Neil Kumar, Ph.D.
/s/ Thomas Trimarchi	President, Chief Operating Officer (Principal Financial Officer	February 20, 2025
Thomas Trimarchi, Ph.D.

/s/ Maricel M. Apuli	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Maricel M. Apuli
/s/ Eric Aguiar	Director	February 20, 2025
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 20, 2025
Jennifer E. Cook

/s/ Douglas A. Dachille	Director	February 20, 2025
Douglas A. Dachille

/s/ Ronald J. Daniels	Director	February 20, 2025
Ronald J. Daniels

/s/ Andrea J. Ellis	Director	February 20, 2025
Andrea J. Ellis

/s/ Fred Hassan	Director	February 20, 2025
Fred Hassan

/s/ Charles Homcy	Director	February 20, 2025
Charles Homcy, M.D.

/s/ Andrew W. Lo	Director	February 20, 2025
Andrew W. Lo, Ph.D.

/s/ Frank P. McCormick	Director	February 20, 2025
Frank P. McCormick, Ph.D.

/s/ James C. Momtazee	Director	February 20, 2025
James C. Momtazee

/s/ Ali J. Satvat	Director	February 20, 2025
Ali J. Satvat

/s/ Randal W. Scott	Director	February 20, 2025
Randal W. Scott, Ph.D.

/s/ Hannah A. Valantine	Director	February 20, 2025
Hannah A. Valantine, M.D.