Form 10-Q
period 2025-03-31
BridgeBio Pharma, Inc.
filed 2025-04-29
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 22, 2025, the registrant had 189,880,720 shares of common stock, $0.001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.

BRIDGEBIO is our registered trademark in the United States. BRIDGEBIO, ATTRUBY and BEYONTTRA are our registered trademarks in the European Union. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our achondroplasia, autosomal dominant hypocalcemia type 1 (ADH1), and limb girdle muscular dystrophy type 2I/R9 (LGMD2I/R9) development programs, we refer to our product candidates by their scientific (or generic) name or BridgeBio Pharma (“BBP”) developmental designation. When referring to our commercial product that has been approved in the (i) United States and (ii) the European Union and Japan, as applicable, we use both names AttrubyTM/BeyonttraTM – e.g., “Our commercial organization focuses on supporting the appropriate use of ATTRUBY and BEYONTTRA in the markets where this product has been approved.”

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$540,599	$681,101
Accounts receivable, net	115,265	4,722
Inventories	3,954	—
Prepaid expenses and other current assets	35,355	34,869
Total current assets	695,173	720,692
Investment in nonconsolidated entities	128,191	143,747
Property and equipment, net	6,698	7,011
Operating lease right-of-use assets	7,166	5,767
Intangible assets, net	27,802	23,926
Other assets	16,608	18,195
Total assets	$881,638	$919,338
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$27,525	$9,618
Accrued compensation and benefits	33,447	58,329
Accrued research and development liabilities	33,630	34,272
Operating lease liabilities, current portion	5,209	4,506
Deferred revenue, current portion	11,620	14,604
Other current liabilities	40,674	33,071
Total current liabilities	152,105	154,400
2031 Notes, net	563,124	—
2029 Notes, net	739,372	738,872
2027 Notes, net	545,628	545,173
Term loan, net	—	437,337
Deferred royalty obligation, net	497,299	479,091
Operating lease liabilities, net of current portion	4,915	4,696
Deferred revenue, net of current portion	17,508	17,095
Other long-term liabilities	352	286
Total liabilities	2,520,303	2,376,950
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	(227)	142
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 197,423,195 shares issued and 189,826,023 shares outstanding as of March 31, 2025, 196,236,234 shares issued and 190,044,473 shares outstanding as of December 31, 2024	197	196
Treasury stock, at cost; 7,597,172 shares as of March 31, 2025; 6,191,761 shares as of December 31, 2024	(323,276)	(275,000)
Additional paid-in capital	1,938,369	1,903,155
Accumulated other comprehensive income	—	8
Accumulated deficit	(3,263,685)	(3,096,263)
Total BridgeBio stockholders’ deficit	(1,648,395)	(1,467,904)
Noncontrolling interests	9,957	10,150
Total stockholders’ deficit	(1,638,438)	(1,457,754)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$881,638	$919,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
License and services revenue	$79,894	$211,120
Net product revenue	36,739	—
Total revenues, net	116,633	211,120
Operating costs and expenses:
Cost of revenues:
Cost of license and services revenue	605	598
Cost of goods sold	2,034	—
Total cost of revenues	2,639	598
Research and development	111,431	140,972
Selling, general and administrative	106,365	65,807
Restructuring, impairment and related charges	570	3,400
Total operating costs and expenses	221,005	210,777
Income (loss) from operations	(104,372)	343
Other income (expense), net:
Interest income	5,385	4,075
Interest expense	(42,141)	(23,471)
Loss on extinguishment of debt	(21,155)	(26,590)
Net loss from equity method investments	(15,556)	—
Other income (expense), net	8,231	9,483
Total other income (expense), net	(65,236)	(36,503)
Net loss	(169,608)	(36,160)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,186	944
Net loss attributable to common stockholders of BridgeBio	$(167,422)	$(35,216)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.88)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	190,145,253	178,705,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(169,608)	$(36,160)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(8)	(29)
Comprehensive loss	(169,616)	(36,189)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,186	944
Comprehensive loss attributable to common stockholders of BridgeBio	$(167,430)	$(35,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended March 31, 2025

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2024 (2)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under ESPP	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net income (loss)	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	$(227)	189,826,023	$197	7,597,172	$(323,276)	$1,938,369	$—	$(3,263,685)	$(1,648,395)	$9,957	$(1,638,438)

	Three Months Ended March 31, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2023 (2)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of RSU shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	$525	187,122,744	$193	6,191,761	$(275,000)	$1,820,994	$2	$(2,595,717)	$(1,049,528)	$12,145	$(1,037,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2024 and 2023 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(169,608)	$(36,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,882	17,057
Loss on extinguishment of debt	21,155	26,590
Accretion of debt	25,641	2,015
Depreciation and amortization	1,284	1,596
Noncash lease expense	994	1,069
Net loss from equity method investments	15,556	—
Gain from investment in equity securities, net	—	(8,136)
Other noncash adjustments, net	(3,973)	1,631
Changes in operating assets and liabilities:
Accounts receivable, net	(110,543)	(233,743)
Inventories	(3,193)	—
Prepaid expenses and other current assets	(487)	(3,345)
Other assets	1,587	444
Accounts payable	17,571	(5,927)
Accrued compensation and benefits	(19,363)	(14,969)
Accrued research and development liabilities	(642)	11,168
Operating lease liabilities	(1,470)	(1,595)
Deferred revenue	(2,571)	24,024
Other current liabilities	2,945	(1,256)
Net cash used in operating activities	(199,235)	(219,537)
Investing activities:
Purchases of marketable securities	—	(44,395)
Purchases of investments in equity securities	—	(20,271)
Proceeds from sales of investments in equity securities	—	63,229
Proceeds from special cash dividends received from investments in equity securities	—	25,682
Payment for an intangible asset	(1,595)	(797)
Purchases of property and equipment	—	(695)
Net cash provided by (used in) investing activities	(1,595)	22,753
Financing activities:
Proceeds from issuance of 2031 Notes	575,000	—
Issuance costs and discounts associated with 2031 Notes	(12,034)	—
Repurchase of common stock	(48,276)	—
Proceeds from term loan under Amended Financing Agreement	—	450,000
Issuance costs and discounts associated with term loan under Amended Financing Agreement	—	(12,254)
Repayment of term loans	(459,000)	(473,417)
Repayment of deferred royalty obligation	(144)	—
Proceeds from issuance of common stock through public offerings, net	—	315,254
Proceeds from BridgeBio common stock issuances under ESPP	3,237	2,364
Proceeds from stock option exercises, net of repurchases	2,521	537
Transactions with noncontrolling interests	800	—
Repurchase of RSU shares to satisfy tax withholding	(1,776)	(2,936)
Net cash provided by financing activities	60,328	279,548
Net increase (decrease) in cash, cash equivalents and restricted cash	(140,502)	82,764
Cash, cash equivalents and restricted cash at beginning of period	683,244	394,732
Cash, cash equivalents and restricted cash at end of period	$542,742	$477,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,271	$35,315
Supplemental Disclosures of Noncash Investing and Financing Information:
Recognized intangible asset recorded to "Other current liabilities"	$4,500	$—
Unpaid issuance costs associated with term loan under Amended Financing Agreement	$—	$3,732
Unpaid public offering issuance costs	$—	$513
Deferred and unpaid issuance costs recorded to “Other current liabilities”	$—	$458
Unpaid property and equipment	$337	$70
Transfers to noncontrolling interests	$(824)	$(1,857)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$540,599	$475,222
Restricted cash — Included in “Prepaid expenses and other current assets”	126	131
Restricted cash — Included in “Other assets”	2,017	2,143
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$542,742	$477,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio”, the “Company” or “we”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. On November 22, 2024, the Company received United States Food and Drug Administration (“FDA”) approval of AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the United States (the “U.S.”). On February 10, 2025, the European Commission (“EC”) approved BeyonttraTM (acoramidis) for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM) in Europe. On March 27, 2025, the Japanese Ministry of Health, Labour and Welfare approved Beyonttra for the treatment of ATTR-CM in Japan. In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for LGMD2I/R9) in our late-stage development pipeline.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio Pharma, Inc., and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record “Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests” on our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and restricted cash. Amounts on deposit may at times exceed federally insured limits. Although management

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of March 31, 2025 and for the three months ended March 31, 2025.

During the three months ended March 31, 2025 and 2024, our revenues were generated primarily from license and collaboration agreements with strategic partners and from product sales to customers. As of March 31, 2025 and December 31, 2024, our gross accounts receivable balance was comprised of payments primarily due from license and collaboration agreements with strategic partners and from product sales to customers.

The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Three months ended March 31,
	2025	2024
Bayer Consumer Care AG	59.6%	61.8%
Customer A	10.6%	*
Kyowa Kirin Co., Ltd	*	33.5%

* Represents less than 10% and/or not a customer in the applicable period.

We are subject to credit risk from our accounts receivable. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of March 31, 2025, one customer accounted for more than 10% of our consolidated gross accounts receivable balance at 64.0%. As of December 31, 2024, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 17.3%, 17.3%, 16.9%, 12.0% and 11.9%.

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

We are dependent on third-party manufacturers to supply products for Attruby and Beyonttra and for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers, and in some cases a single source manufacturer, to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to the commercial sale of Attruby and the research and development of our other clinical product candidates. The commercial sale of Attruby and development of our other clinical product candidates could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:

•
accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•
deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•
revenue recognition for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of variable consideration and determining and allocating the transaction price to performance obligations,
•
advertising expense,
•
accruals for performance-based milestone compensation arrangements,
•
the expected recoverability and estimated useful lives of our long-lived assets,

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges, and
•
allowance for credit losses.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds, U.S. treasury bills and securities issued by the U.S. government or its agencies.

Our cash and cash equivalents are exposed to credit risk in the event of default by the third-parties that hold or issue such assets. Our cash and cash equivalents are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$540,599	$681,101
Restricted cash — included in “Prepaid expenses and other current assets”	126	126
Restricted cash, non-current — included in “Other assets”	2,017	2,017
Total cash, cash equivalents and restricted cash	$542,742	$683,244

Restricted Cash

Restricted cash primarily represents certain letters of credit for lease agreements, of which we have pledged cash and cash equivalents as collateral. As of March 31, 2025, restricted cash related to such agreements was $0.1 million and $2.0 million, which is presented as part of “Prepaid expenses and other current assets” and “Other assets”, respectively, on the condensed consolidated balance sheet. As of December 31, 2024, restricted cash related to such agreements was $0.1 million and $2.0 million, which is presented as part of “Prepaid expenses and other current assets” and “Other assets”, respectively, on the condensed consolidated balance sheet.

Other Current Liabilities

Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued commercial liabilities	$12,321	$11,267
Accrued professional services	5,322	3,673
Milestone liability	4,500	1,595
Accrued interest	4,253	11,056
Royalty obligation, current portion	1,860	144
Other accrued liabilities	12,418	5,336
Total other current liabilities	$40,674	$33,071

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table summarizes our segment information for significant operating expenses and includes a reconciliation to net loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
License and services revenue	$79,894	$211,120
Net product revenue	36,739	—
Total revenues, net	116,633	211,120
Operating costs and expenses:
Cost of revenues:
Cost of license and services revenue	605	598
Cost of goods sold	2,034	—
Total cost of revenues	2,639	598

Research and development by significant program:
Acoramidis for the treatment and primary prevention of ATTR-CM	24,392	39,742
Infigratinib for achondroplasia and hypochondroplasia	27,934	21,185
BBP-418 for LGMD2I/R9	14,209	10,018
Encaleret for ADH1	15,459	12,544
Other development programs	11,430	32,284
Other research programs	18,007	25,199
Total segment research and development	111,431	140,972

Selling, general and administrative	106,365	65,807
Restructuring, impairment and related charges	570	3,400
Total operating costs and expenses	221,005	210,777
Income (loss) from operations	(104,372)	343
Other income (expense), net:
Interest income	5,385	4,075
Interest expense	(42,141)	(23,471)
Loss on extinguishment of debt	(21,155)	(26,590)
Net loss from equity method investments	(15,556)	—
Other income (expense), net	8,231	9,483
Total other income (expense), net	(65,236)	(36,503)
Net loss	(169,608)	(36,160)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,186	944
Segment net loss attributable to common stockholders of BridgeBio	$(167,422)	$(35,216)

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”, and condensed consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”.

Total revenues, net is attributed to regions based on the location of our customers or partners.

	Three months ended March 31,
	2025	2024
Europe, Middle East, and Africa (EMEA)	66.1%	61.8%
U.S.	31.6%	4.7%
Asia-Pacific (APAC)	2.3%	33.5%
	100.0%	100.0%

The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of March 31, 2025, our capitalized property and equipment located in the United States, Canada and rest of the world are approximately 48.9%, 47.2%, and 3.9%, respectively. As of December 31, 2024, our capitalized property and equipment located in the United States, Canada and rest of the world are approximately 51.6%, 44.7% and 3.7%, respectively.

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

•
License fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
•
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

•
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
•
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
•
Research and development services: For arrangements that include research and development services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.
•
Net product revenue: Revenue is recognized when specialty pharmacies and specialty distributors, our customers, obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales as further described below. In addition, we offer a program that provides free drug products for a limited period of time or in perpetuity, which is based on specific patient eligibility criteria. We recognize the costs of the program, including the cost of the product, as “Selling, general, and administrative” expenses on our condensed consolidated statements of operations upon shipment to the specialty pharmacy.

For revenue recognized under collaboration and licensing arrangements, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable consideration, such as performance-based milestones, will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each collaboration and licensing arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis.

Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or accrued expenses and other current liabilities (if the amount is payable to a party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.

The following are the components of variable consideration related to “Net product revenue”:

•
Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customers for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our accounts receivable balance on our condensed consolidated balance sheets.
•
Distribution fees: We receive and pay for various distribution services provided by our customers. These fees are generally accounted for as a reduction of revenue in the same period the related revenue is recognized, and the establishment of a reserve is offset against our accounts receivable balance on our condensed consolidated balance sheets. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
Product returns: Consistent with industry practice, we offer our customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. In estimating for product returns, we consider historical product returns, the underlying product demand, and industry specific data. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in accrued liabilities on our condensed consolidated balance sheets in the period the related product revenue is recognized.
•
Chargebacks: Chargebacks result from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Our customers charge us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our customers during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included as an offset against our accounts receivable balance on our condensed consolidated balance sheets.
•
Government rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid programs in the U.S. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicare and Medicaid benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. Our estimates for the expected utilization of rebates are based on historical dispense data received from our customers and invoices received. We monitor sales trends and adjust the allowance on a quarterly basis to reflect the most recent rebate experience. Our reserve for these rebates is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the liability that is included in accrued liabilities on our condensed consolidated balance sheets.
•
Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period that the related revenue is recognized. Our estimate is recorded in the same period the related revenue is recognized, resulting in a reduction in product revenue and the establishment of a liability which is included in accrued liabilities on our condensed consolidated balance sheets.

During the three months ended March 31, 2025, we recorded “Net product revenue” of $36.7 million related to product sales of Attruby.

Inventories

Inventory is recorded at the lower of cost or net realizable value. The cost of raw materials, work in process and finished goods are determined using a standard cost approach, which approximates actual cost determined on a first-in first out basis. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made. We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sales. Prior to regulatory approval of our product candidates, we record costs related to manufacturing and materials as “Research and development” expenses in the period incurred on the condensed consolidated statements of operations, and therefore such costs are not included in cost of revenue. Subsequent to the FDA approval of Attruby in November 2024, the costs directly related to Attruby manufacturing were capitalized as inventory. We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on our periodic assessment of the recoverability of our capitalized inventory. We periodically review inventory levels to identify what may expire prior to expected sale or have a cost basis in excess of its estimated realizable value and write-down of such inventories are charged to cost of revenues as appropriate. We regularly review our inventories for impairment and reserves are established when necessary. There were no inventory write-offs or reserves for the three months ended March 31, 2025.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories presented on the condensed consolidated balance sheet as of March 31, 2025 consisted of the following balances:

March 31, 2025
(in thousands)
Raw materials	$—
Work in progress	1,318
Finished goods	2,636
Total inventories	$3,954

As of December 31, 2024, inventories were immaterial and recorded to “Prepaid expenses and other current assets” on the condensed consolidated balance sheet.

Cost of Revenues

Cost of revenues consists of the following two classifications, which are presented accordingly on our condensed consolidated statements of operations:

•
Cost of license and services revenue: Cost of license and services revenue consists of royalties we owe to third-parties on the net sales of licensed products, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property.
•
Cost of goods sold: Cost of goods sold consists of manufacturing costs, transportation and freight-in, indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties payable on our net product revenue. Cost of goods sold may also include period costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Advertising Expense

Advertising expenses include costs incurred to market the Company’s branded product. Advertising production costs, which include costs incurred during production rather than when the advertising takes place, are expensed as incurred. Advertising communication costs, which include costs to run the ad campaign on digital or traditional marketing channels, such as on third-party websites, television, and social and print media, are expensed over the period of the campaign run. For the three months ended March 31, 2025 and 2024, advertising costs amounted to $14.0 million and an immaterial amount, respectively, and are included in “Selling, general, and administrative” expenses in the condensed consolidated statements of operations. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across various media channels. Deferred advertising costs are not expensed until the advertising is broadcast. The deferred advertising costs were $3.1 million and nil as of March 31, 2025 and December 31, 2024, respectively.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this guidance will have on our annual consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting (Topic 220)- Comprehensive Income- Expense Disaggregation Disclosures, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements and disclosures.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our condensed consolidated financial statements and disclosures.

3.
Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$70,316	$70,316	$—	$—
Treasury bills	24,942	—	24,942	—
Agency discount notes	34,662	—	34,662	—
Total cash equivalents	129,920	70,316	59,604	—
Total financial assets	$129,920	$70,316	$59,604	$—
Liability
Embedded derivative (included in “Deferred royalty obligation, net”)	$37,139	$—	$—	$37,139

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$294,872	$294,872	$—	$—
Treasury bills	20,714	—	20,714	—
Agency discount notes	44,205	—	44,205	—
Total cash equivalents	359,791	294,872	64,919	—
Total financial assets	$359,791	$294,872	$64,919	$—
Liability
Embedded derivative (included in “Deferred royalty obligation, net”)	$41,091	$—	$—	$41,091

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

There are uncertainties on the fair value measurement of the instruments classified under Level 3 due to the use of unobservable inputs and interrelationships between these unobservable inputs, which could result in higher or lower fair value measurements.

Investment in Equity Securities

We have historically held investment in equity securities of publicly held companies, which were actively traded with quoted prices that were readily available, and we did not have restrictions on our ability to sell these securities. Therefore, these were classified within Level 1.

For the three months ended March 31, 2025, there were no realized or unrealized gains or losses associated with our investment in equity securities. For the three months ended March 31, 2024, we recognized $8.1 million of realized gains and no unrealized gains or losses associated with our investment in equity securities.

Notes

The fair values of our 1.75% convertible senior notes due 2031 (the “2031 Notes”), 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, refer to Note 9), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.

The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	March 31, 2025		December 31, 2024
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values
	(in thousands)		(in thousands)
2031 Convertible Notes	$575,000	$594,107	$—	$—
2029 Convertible Notes	747,500	672,003	747,500	640,708
2027 Convertible Notes	550,000	631,974	550,000	578,087

Term Loan

The fair value of our outstanding term loan under the Amended Financing Agreement (as defined and discussed in Note 9) as of December 31, 2024 was estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of December 31, 2024 was $461.8 million. The term loan was fully repaid in February 2025.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred royalty obligation and embedded derivative liability

The embedded derivative liability associated with our deferred royalty obligation, as discussed further in Note 10 is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligation on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net”. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product revenue of Attruby, (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.

Under the Monte Carlo simulation model discussed above, the deferred royalty obligation, net of the bifurcated embedded derivative liability had an estimated fair value of $442.8 million and $446.0 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, we recognized a $4.0 million gain for the change in fair value of the embedded derivative liability to “Other income (expense), net” on our condensed consolidated statements of operations.

4.
Cash Equivalents

We invest in certain U.S. government money market funds, treasury bills and commercial paper classified as cash equivalents.

Cash equivalents consisted of the following:

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$70,316	$—	$—	$70,316
Treasury bills	24,942	—	—	24,942
Agency discount notes	34,662	1	(1)	34,662
Total cash equivalents	$129,920	$1	$(1)	$129,920

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$294,872	$—	$—	$294,872
Treasury bills	20,710	4	—	20,714
Agency discount notes	44,201	4	—	44,205
Total cash equivalents	$359,783	$8	$—	$359,791

5.
Noncontrolling Interests

As of March 31, 2025 and December 31, 2024, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three months ended March 31, 2025 and 2024, the adjustments in the aggregate amounted to $(0.8) million and $(1.9) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ equity (deficit).

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

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third-party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of March 31, 2025. The related party investors had contributed cash in an aggregate of $42.5 million to GondolaBio as of March 31, 2025. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded.

On August 16, 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized a $52.0 million gain from deconsolidation of a subsidiary.

Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a basis difference) which was allocated to GondolaBio’s in-process research and development (“IPR&D asset”). The basis difference is amortized as a component of net loss from equity method investment over the useful life of the IPR&D asset. The amortization of the IPR&D asset for the three months ended March 31, 2025 was $0.3 million.

For the three months ended March 31, 2025, the Company recognized a net loss from equity method investment of $6.8 million. As of March 31, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio is $34.7 million and $41.5 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on the condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition service agreement (the “GondolaBio Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into a one-year agreement for a partial sublease of a facility (“sublease agreement”). Under the GondolaBio Transition Service Agreement and sublease agreement, the Company recognized $2.7 million in other income and $0.8 million of pass-through costs and sublease income recorded as an offset against operating expenses, during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had $2.6 million and $3.2 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $0.7 million in “Research and development” expenses for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company also had $1.9 million and $1.2 million, respectively, in “Other current liabilities” for transitionary consulting services provided by GondolaBio to BridgeBio.

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

As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, BridgeBio deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million gain from deconsolidation of a subsidiary. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by BBOT on April 30, 2024.

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. BBOT was also deemed a related party. BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of BBOT (referred to as a “basis difference”). The basis difference was attributed to BBOT’s in-process research and development (“IPR&D asset”) and is amortized as a component of net loss from equity method investment over the estimated useful life of the IPR&D asset. The amortization of the IPR&D asset for the three months ended March 31, 2025 was $0.6 million.

For the three months ended March 31, 2025, we recognized a net loss from equity method investment of $8.7 million. As of March 31, 2025 and December 31, 2024, the aggregate carrying amount of our equity method investment in BBOT is $93.5 million and $102.2 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

In addition, on April 30, 2024, the Company and BBOT entered into an 18-month transition service agreement (the “BBOT Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and BBOT. Under the BBOT Transition Service Agreement, the Company recognized $0.4 million in other income and an immaterial amount as an offset against operating expenses during the three months ended March 31, 2025, respectively. As of March 31, 2025 and December 31, 2024, the Company had $0.5 million and $0.5 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to BBOT. As of March 31, 2025 and December 31, 2024, the Company also had immaterial amounts in “Accrued research and development liabilities” for transitionary consulting services provided by BBOT to BridgeBio.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 28, 2025, BBOT and Helix Acquisition Corp. II (“Helix”), a special purpose acquisition company, announced that they entered into a definitive business combination agreement. Upon closing of the transaction, the combined company will be renamed “BridgeBio Oncology Therapeutics, Inc.” The combined company’s common stock is expected to be listed on Nasdaq under the ticker symbol “BBOT”. The boards of directors of both BBOT and Helix have approved the proposed transaction, which is expected to be completed in the third quarter of 2025. The transaction is subject to, among other things, the approval of the stockholders of both BBOT and Helix, and satisfaction or waiver of the conditions stated in the definitive business combination agreement. As of March 31, 2025, there is no financial impact to our condensed consolidated financial statements, however we are currently evaluating the financial impact this transaction may have in future periods.

LianBio

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

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	March 31, 2025		December 31, 2024
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	13.7	$37,000	10.0 years	$32,500
Less: accumulated amortization		(9,198)		(8,574)
Total		$27,802		$23,926

Amortization expense, recorded as part of “Cost of license and services revenue” for the three months ended March 31, 2025 and 2024, was $0.6 million and $0.6 million, respectively. Future amortization expense is $2.0 million for the remainder of 2025, $2.7 million for each of the years from 2026 to 2030 and $12.3 million thereafter.

Novartis License Agreement

In January 2018, QED entered into a License Agreement with Novartis International Pharmaceutical, Inc. or Novartis, pursuant to which QED acquired certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with fibroblast growth factor receptor (“FGFR”) driven diseases. Following the FDA approval of TRUSELTIQTM in May 2021, we paid a one-time regulatory milestone payment to Novartis of $20.0 million. We capitalized such payment as a finite-lived intangible asset and amortized the amount over its estimated useful life on a straight-line basis. All clinical investigations under the associated Investigational New Drug application (“IND”) were discontinued as of March 2023 and a request to withdraw the NDA for TRUSELTIQTM was submitted in May 2023, due to difficulty enrolling study patients for the required confirmatory trial. Accordingly, the FDA announced the withdrawal of the approval of TRUSELTIQTM in May 2023. The intellectual property rights, patents and know-how related to infigratinib are being applied to other clinical investigations for FGFR-driven diseases.

Diagnostics Agreement with Foundation Medicine

In November 2018, QED and Foundation Medicine, Inc. (“FMI”), entered into a companion diagnostics agreement relating to QED’s drug discovery and development initiatives. Pursuant to the agreement, QED could be required to pay $12.5 million in regulatory approval milestones over a period of four years subsequent to the FDA approval of a companion diagnostic for TRUSELTIQTM in patients with cholangiocarcinoma. The FDA approved the companion diagnostic for TRUSELTIQTM in May 2021, which resulted in the capitalization of $12.5 million as a finite-lived intangible asset to be amortized over its estimated useful life on a

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

straight-line basis. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the FMI companion diagnostics agreement drug discovery and development initiatives are being applied to other clinical investigations. In March 2024, QED and FMI entered into a settlement agreement for QED to pay the remaining $9.6 million payable over 12 equal monthly installments of $0.8 million beginning in March 2024 and completed in February 2025. As of December 31, 2024, the amount due to FMI was presented on our condensed consolidated balance sheet was $1.6 million in “Other current liabilities.”

Stanford License Agreement

As of March 31, 2025, we accrued for a regulatory milestone payment to Stanford University of $4.5 million, which was related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (as defined below). We capitalized these license fees as finite-lived intangible assets and amortized the amounts over their estimated useful lives on a straight-line basis. Refer to Note 11 and 12 for definitions and details regarding the Bayer License Agreement, the Eidos-Alexion License Agreement, and the Stanford License Agreement, respectively.

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of March 31, 2025.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$784	$25
Stock (2)	14,582	—
Cash or stock at our sole discretion	52,233	252
Total	$67,599	$277

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for services related to clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2025 and December 31, 2024, there were no material amounts accrued related to termination charges.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the normal course of business, we have also entered into contracts which contain minimum purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial products as well as agreements to support the sales and marketing activities for Attruby. As of March 31, 2025, we have minimum commitments in aggregate of $86.6 million.

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us, our negligence or willful misconduct, violations of law, or intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No material demands have been made upon us to provide indemnification under such agreements, and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements.

We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain officers. To date, we have not paid any claims related to our indemnification obligations, incurred any material costs and have not accrued any material liabilities on the condensed consolidated financial statements as a result of these provisions.

Contingencies

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any material legal proceedings.

9.
Debt

Notes

2031 Notes, net

On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to an Indenture dated February 28, 2025 (the “2031 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2031 Notes Trustee”), in a private offering to qualified institutional buyers (the “2025 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2031 Notes issued in the 2025 Note Offering include $75.0 million aggregate principal amount of 2031 Notes sold to the initial purchasers of the 2031 Notes (the “2031 Notes Initial Purchasers”) pursuant to the exercise in full of the 2031 Notes Initial Purchasers’ option to purchase additional 2031 Notes.

The 2031 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025, at a rate of 1.75% per year. The 2031 Notes will mature on March 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.

We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million of the net proceeds from the 2025 Note Offering to pay for the repurchase of shares of BridgeBio’s common stock as described below and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, as defined below, and pay any fees related thereto.

A holder of 2031 Notes may convert all or any portion of its 2031 Notes at its option at any time prior to the close of business on the business day immediately preceding December 2, 2030, in multiples of $1,000 only under the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on June 30, 2025 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2031 Notes Indenture) per $1,000 principal amount of 2031 Notes for each trading day

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
•
If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•
Upon the occurrence of specified corporate events, as defined in the 2031 Notes Indenture.

On or after December 2, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2031 Notes at any time, regardless of the foregoing.

The conversion rate will initially be 20.0773 shares of BridgeBio’s common stock per $1,000 principal amount of 2031 Notes (equivalent to an initial conversion price of approximately $49.81 per share of BridgeBio’s common stock, for a total of approximately 11,544,448 shares).

The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2031 Notes in connection with such a corporate event. The maximum number of shares issuable should there be an increase in the conversion rate is 16,739,400 shares of BridgeBio’s common stock.

We may not redeem the 2031 Notes prior to March 6, 2028. We may redeem for cash all or any portion of the 2031 Notes, at our option, on a redemption date occurring on or after March 6, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the Notes. If we undergo a fundamental change (as defined in the 2031 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2031 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2031 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2031 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2031 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2029 Notes and 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2031 Notes, we incurred approximately $12.0 million of debt issuance costs, which consisted of initial purchasers’ discounts, legal and professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2031 Notes or approximately their six-year term.

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

In connection with the issuance of the 2027 Notes, we incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2027 Notes or approximately their seven-year term.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	March 31, 2025			December 31, 2024
	2031 Notes	2029 Notes	2027 Notes	2029 Notes	2027 Notes
		(in thousands)		(in thousands)
Principal	$575,000	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(11,876)	(8,128)	(4,372)	(8,628)	(4,827)
Net carrying amount	$563,124	$739,372	$545,628	$738,872	$545,173

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended March 31, 2025
	2031 Notes	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$839	$4,205	$3,438	$8,482
Amortization of debt discount and issuance costs	157	500	455	1,112
Total interest and amortization expense	$996	$4,705	$3,893	$9,594

Effective interest rate	2.1%	2.6%	2.8%

	Three Months Ended March 31, 2024
	2029 Notes	2027 Notes	Total
		(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	487	444	931
Total interest and amortization expense	$4,692	$3,882	$8,574

Effective interest rate	2.6%	2.8%

As of March 31, 2025, interest payable on the 2031 Notes, 2029 Notes and 2027 Notes amounted to $0.8 million, $2.8 million and $0.6 million, respectively. As of December 31, 2024, interest payable on the 2029 Notes and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Other current liabilities” in our consolidated balance sheets.

Future minimum payments under the Notes as of March 31, 2025 are as follows:

	2031 Notes	2029 Notes	2027 Notes	Total
	(in thousands)
Remainder of 2025	$5,031	$8,409	$6,875	$20,315
Year ending December 31:
2026	10,063	16,819	13,750	40,632
2027	10,063	16,819	556,875	583,757
2028	10,063	16,819	—	26,882
2029	10,063	755,909	—	765,972
2030	10,063	—	—	10,063
Thereafter	580,031	—	—	580,031
Total future payments	635,377	814,775	577,500	2,027,652
Less amounts representing interest	(60,377)	(67,275)	(27,500)	(155,152)
Total principal amount	$575,000	$747,500	$550,000	$1,872,500

Capped Call and Share Repurchase Transactions with Respect to the Notes

On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market (“Nasdaq”), on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as “Treasury stock” on our condensed consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

In February 2025, we used approximately $48.3 million of the net proceeds from the 2025 Note Offering to repurchase 1,405,411 shares of our common stock concurrently with the closing of the 2025 Note Offering from certain of the 2031 Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchase was $34.35, which was the last reported sale price per share of our common stock on the Nasdaq Global Select Market, on February 25, 2025. The shares repurchased were recorded as “Treasury stock” on our condensed consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

Term Loan, net

Loan and Security Agreement

In November 2021, we entered into a Loan and Security Agreement (as amended by the First Amendment and the Second Amendment (the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent and collateral agent, (ii) certain lenders, (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors. In May 2022, we entered into the First Amendment and in November 2022, we entered into the Second Agreement.

For the period January 1, 2024 through January 17, 2024, we recognized interest expense related to the Amended Loan Agreement of $3.0 million, of which $0.4 million relates to amortization of debt discount and issuance costs. On January 17, 2024, the Company fully repaid the Amended Loan Agreement for $475.8 million, which consisted of $455.4 million for the outstanding principal, $9.1 million for the prepayment fee, $8.6 million for the exit cost, $2.4 million in accrued interest and $0.3 million for transaction-related fees using the proceeds from the Financing Agreement and cash on hand, and recognized a loss on extinguishment of debt of $26.6 million.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms and conditions of the Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million, comprised of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million, subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024.

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

In January 2024, we received net proceeds from the Initial Term Loan of $434.0 million, after deducting debt discount and issuance costs of $16.0 million.

The balances of our borrowing under the Amended Financing Agreement consisted of the following:

December 31, 2024
(in thousands)
Principal value of term loan	$450,000
Debt discount, issuance costs and exit fee accretion	(12,663)
Term loan, net	$437,337

For the three months ended March 31, 2025, we recognized interest expense related to the Amended Financing Agreement of $8.5 million of which $0.5 million relates to amortization of debt discount and issuance costs. For the three months ended March 31, 2024, we recognized interest expense related to the Amended Financing Agreement of $11.9 million of which $0.7 million relates to amortization of debt discount and issuance costs.

On February 28, 2025, the Company fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million.

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

Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) (the “Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, the “Funding Date”).

In return, the Company granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (the “Net Sales”). Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis.

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (the “Cap Amount”) and (b) a buy-out payment (the “Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We have evaluated the terms of the Funding Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as deferred royalty obligation on our condensed consolidated balance sheets. The Company recognized net cash proceeds of $472.5 million in December 2024, after deducting debt discount and issuance costs paid in cash of $27.5 million.

We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million and the $25.0 million one-time payment, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 2. The aggregate fair value of the embedded derivative liability was $37.1 million and $41.1 million as of March 31, 2025 and December 31, 2024, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

The carrying value balances of our royalty obligation under the Funding Agreement consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Carrying value of deferred royalty obligation (Principal)	$526,239	$507,114
Fair value of embedded derivative	37,139	41,091
Unamortized debt discount and issuance costs	(66,079)	(69,114)
Deferred royalty obligation, net	$497,299	$479,091

The effective interest rate as of March 31, 2025 was 19.4%. For the three months ended March 31, 2025, we recognized interest expense related to the Funding Agreement of $24.0 million, of which $3.0 million relates to amortization of debt discount and issuance costs. As of March 31, 2025 and December 31, 2024, we recognized royalty interest payable of $1.9 million and $0.1 million, respectively, in “Other current liabilities” on our condensed consolidated balance sheets.

11.
License and Collaboration Agreements

Bayer Exclusive License

On March 1, 2024, certain subsidiaries of the Company, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V., (collectively the “Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union (“EU”) and all member and extension states of the European Patent Organization (the “Licensed Territory”).

Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

milestone of $75.0 million was achieved in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

Unless earlier terminated, the Bayer License Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Bayer for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the Agreement in the event of a material breach or insolvency of the other party or in the event merger control proceedings are started and clearances are not obtained. Additionally, Bayer may terminate the Bayer License Agreement for convenience upon at least 270 days prior written notice, and the Seller Parties may terminate the Bayer License Agreement in the event Bayer ceases exploitation of acoramidis under certain circumstances or challenges the validity or enforceability of the Seller Parties’ patent rights.

We determined that the Bayer License Agreement falls within the scope of ASC 606 as Bayer is a customer in this arrangement, and we identified the following performance obligations in the agreement:

•
an exclusive license to develop and commercialize acoramidis in the Licensed Territory and the related know-how; and
•
research and development services to conduct ongoing clinical trials.

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by Bayer without the development services. Similarly, those services provide a distinct benefit to Bayer within the context of the contract, separate from the license, as the services could be provided by Bayer or another third-party without our assistance.

We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramadis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license revenue during the three months ended March 31, 2025. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on the net product sold. We will continue to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the initial transaction price of $135.0 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

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

We recognize revenue for each of the two performance obligations as follows:

•
We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to Bayer. The transfer of the rights and control of the license occurred in March 2024; thus, we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the research and development services for ongoing clinical trials to extend through 2028. We have recognized $0.3 million of license and services revenue relating to this performance obligation during the three months ended March 31, 2025. We did not recognize any license and services revenue relating to this performance obligation during the three months ended March 31, 2024.

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the APIs used to manufacture the product and the packaging price. In March 2025, BridgeBio B.V. and Bayer entered into an agreement (“Bayer API Supply Agreement”) for the manufacture and supply by BridgeBio B.V. to Bayer of the APIs solely for the use the commercialization in the Licensed Territory. The Bayer API Supply Agreement has an initial term ending in December 2026, which is consistent with the Bayer Supply Agreement. We have supplied $0.6 million of commercial product to Bayer in accordance with the Bayer Supply Agreement during the three months ended March 31, 2025. We have not supplied any APIs in accordance with the Bayer API Supply Agreement during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, there were $75.8 million and nil, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheet. The receivable balance at March 31, 2025 primarily relates to the achievement of the regulatory milestone of $75.0 million, which payment was received from Bayer in April 2025, and $0.6 million relating to commercial product supply in accordance with the Bayer Supply Agreement. During the three months ended March 31, 2025 and 2024, we recognized license and services revenue of $76.1 million and $130.5 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of March 31, 2025 includes a deferred revenue balance of $3.2 million ($1.2 million presented as “Deferred revenue, current portion” and $2.0 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2024, includes a deferred revenue balance of $3.5 million ($1.3 million presented as “Deferred revenue, current portion” and $2.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.

Kyowa Kirin Exclusive License

On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

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

We determined that the performance obligations outlined above are capable of being distinct and distinct with the context of the contract given such rights and activities are independent of each other. The license can be used by Kyowa Kirin without any development activities. Similarly, those services provide a distinct benefit to Kyowa Kirin within the context of the contract, separate from the license, as the services could be provided by Kyowa Kirin or another third-party without our assistance.

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which is comprised of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

price, as all such payments are variable consideration that are fully constrained as of March 31, 2025. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

We recognize revenue for each of the two performance obligations as follows:

•
We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to KKC. The transfer of the rights and control of the license occurred in February 2024; thus, we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the development services to extend through 2029. We have recognized $2.3 million and $1.6 million of license and services revenue relating to this performance obligation during the three months ended March 31, 2025 and 2024, respectively.

In May 2024, QED and KKC negotiated a letter of agreement to commence manufacturing while a clinical supply agreement was in negotiation, and KKC agreed to reimburse QED the full cost incurred for manufacturing. On January 3, 2025, QED and KKC entered into a clinical supply agreement, for which QED will manufacture and supply to KKC the clinical quantities of the Licensed Product, for development, including any and all clinical and non-clinical studies necessary for the filing of a New Drug Application, in the Field in the Territory. KKC shall pay to QED a per unit price as defined in the clinical supply agreement. For the three months ended March 31, 2025, QED supplied $0.4 million as part of the clinical agreement, and such costs are included in “License and services revenue” on our condensed consolidated statements of operations.

As of March 31, 2025, the receivables relating to the KKC Agreement on our condensed consolidated balance sheets were $0.4 million. As of December 31, 2024, the receivables relating to the KKC Agreement on our condensed consolidated balance sheets were immaterial. During the three months ended March 31, 2025 and 2024, we recognized license and services revenue of $2.7 million and $70.7 million, respectively, under the KKC Agreement. Our condensed consolidated balance sheet as of March 31, 2025 includes a deferred revenue balance of $22.9 million ($9.4 million presented as “Deferred revenue, current portion” and $13.5 million as “Deferred revenue, net of current portion”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $25.2 million ($10.3 million presented as “Deferred revenue, current portion” and $14.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.

License, Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc. (“Navire”), entered into an exclusive license, development and commercialization agreement with BMS (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (collectively, the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region was governed under the Navire-LianBio License Agreement until the effective termination date of the Navire-LianBio License Agreement which occurred in December 2024. The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was executed in July 2021 to study

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

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

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Based on the terms of the Navire-BMS License Agreement, Navire will continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS will lead and fund all other development and commercialization activities. Navire is fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial until all activities are complete, which is expected in the first half of 2025. We recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development” expenses until the date of termination and subsequently within “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

In 2022, we determined that the Navire-BMS License Agreement was within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following distinct performance obligations in the agreement:

•
an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•
research and development services to complete the Phase 1 Trials for BBP-398.

The initial transaction price of $90.0 million was allocated to the above performance obligations, of which $70.2 million was recognized in 2022 for the upfront transfer of the license; and the remaining $19.8 million was recognized over time using an input method to measure progress by utilizing costs incurred to date relative to total expected research and development costs to complete the Phase 1 Trials of BBP-398 through the termination of the Navire-BMS License Agreement in March 2024.

For the three months ended March 31, 2024 , we recognized $9.9 million in “License and services revenue” relating to the Navire-BMS License Agreement. As of March 31, 2025 and December 31, 2024, there were no remaining balances in deferred revenue on our condensed consolidated balance sheets.

License Agreement with Alexion

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and will be eligible to receive $30.0 million in regulatory milestone payments upon achievement of regulatory approval, which includes pricing approval from the National Health Insurance in Japan, and royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third-parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

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

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources. Eidos recognized the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million in “License and services revenue” upon the effective date of the license agreement in

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 2019. Eidos determined that the license was a right to use its intellectual property and as of the effective date, it had provided all necessary information to Alexion to benefit from the license and the license term had begun.

In addition, Eidos entered into a clinical supply agreement in July 2020 for the licensed territory. Eidos determined that the optional right to future products under these supply agreements does not represent a material right. Eidos has supplied immaterial amounts to Alexion as part of the clinical supply agreement during the three months ended March 31, 2025 and 2024, respectively, and has recorded such amounts as “License and services revenue” on our condensed consolidated statements of operations.

In November 2024, BridgeBio and Alexion entered into a commercial supply agreement for the manufacture and supply of the Licensed Product for commercial use in the Territory. BridgeBio entered into the agreement as BridgeBio is the entity responsible for the commercialization of the Licensed Product. Under the commercial supply agreement, Alexion shall pay to BridgeBio a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product. BridgeBio has supplied $1.0 million of commercial products to Alexion during the three months ended March 31, 2025 which is recorded in “License and services revenue” on our condensed consolidated statements of operations.

Additionally, in October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received of $3.0 million, to be used by Eidos to cover any out-of-pocket costs and employee costs incurred by Eidos. There have been no clinical costs incurred for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the receivables relating to the Eidos-Alexion License Agreement on our condensed consolidated balance sheets were $1.7 million and $0.6 million, respectively. During the three months ended March 31, 2025 and 2024, we recognized license and services revenue of $1.0 million and an immaterial amount, respectively, under the Eidos-Alexion License Agreement. Our condensed consolidated balance sheet as of March 31, 2025 includes a deferred balance of $3.0 million ($1.0 million presented as “Deferred revenue, current portion” and $2.0 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial. Our condensed consolidated balance sheet as of December 31, 2024 includes $3.0 million presented as “Deferred revenue, current portion” as it was determined at that time the expenses would be incurred within a year.

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

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the three months ended March 31, 2025, we incurred $4.5 million of license fees payable to Stanford University, which was related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 11) and was capitalized as a finite-lived intangible asset (refer to Note 7). In addition, during the three months ended March 31, 2025 we incurred $0.6 million in royalties on net product revenue of Attruby and Beyonttra. For the three months ended March 31, 2024, the license fees incurred were $8.1 million due to Stanford University related to the Company entering into an exclusive license agreement with Bayer in March 2024.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2025, $1.2 million was incurred in research and development expenses in connection with the Resilience Agreements prior to termination. For the three months ended March 31, 2024, $0.5 million was incurred in research and development expenses, which was net of $0.6 million in cost sharing credits received in connection with the Resilience Agreements.

Other License and Collaboration Agreements

In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.

13.
Leases

We have operating leases for our corporate headquarters, office spaces and laboratory facilities. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment. Our finance lease, which is presented as part of “Property and equipment, net” on our condensed consolidated balance sheets, is not material.

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

The components of lease cost are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Straight line operating lease costs	$994	$1,069
Finance lease costs	95	101
Variable lease costs	1,406	2,013
Total lease cost	$2,495	$3,183

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,470	$1,595
Operating cash flows for finance lease	114	111
Operating lease right-of-use assets obtained in exchange for operating lease obligations	2,259	1,224

Supplemental information related to the remaining lease term and discount rate are as follows:

	March 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	3.2	4.1
Finance lease	0.8	1.8
Weighted-average discount rate
Operating leases	6.5%	6.3%
Finance lease	6.6%	6.6%

As of March 31, 2025, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2025	$4,405
Year ending December 31:
2026	3,914
2027	436
2028	439
2029	471
2030	471
Thereafter	904
Total future minimum lease payments	11,040
Imputed interest	(916)
Total	$10,124

Reported as of March 31, 2025
Operating lease liabilities, current portion	$5,209
Operating lease liabilities, net of current portion	4,915
Total operating lease liabilities	$10,124

No impairment loss was recognized during the three months ended March 31, 2025. The impairment loss recognized was not material for the three months ended March 31, 2024.

14.
Public Offerings

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of March 31, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

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

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31, 2025
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
		(in thousands)
Cost of goods sold	$91	$—	$91
Research and development	11,255	—	11,255
Selling, general and administrative	17,998	—	17,998
Restructuring, impairment and related charges	46	—	46
Total stock-based compensation	$29,390	$—	$29,390

	Three Months Ended March 31, 2024
	BridgeBio Equity Plan	Other Subsidiaries Equity Plan	Total
		(in thousands)
Research and development	$12,742	$37	$12,779
Selling, general and administrative	16,071	—	16,071
Total stock-based compensation	$28,813	$37	$28,850

We recorded $3.5 million and $11.8 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. During the three months ended March 31, 2025, an immaterial amount of stock-based compensation expense was capitalized into inventory.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity-Based Awards of BridgeBio

In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares authorized for issuance by 6,500,000 shares. As of March 31, 2025, 5,120,879 shares and 1,132,365 shares were reserved for future issuances under the 2021 A&R Plan and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange in 2021 (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated in December 2021 into the 2021 A&R Plan and further amended and restated in June 2024, as mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 years to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” on the condensed consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2025 and 2024, we recognized an immaterial amount of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2025 and 2024. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of March 31, 2025 and 2024.

Performance-based Milestone Awards

Apart from the Exchange Program discussed above, we have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three months ended March 31, 2025 and 2024, we recognized an immaterial amount and $1.9 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of March 31, 2025 and 2024. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of March 31, 2025.

Stock Option Grants of BridgeBio

The following table summarizes BridgeBio’s stock option activity under the Plans for the three months ended March 31, 2025:

	Options Outstanding		Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024		12,499,883
Regular equity program	11,172,627		$25.76	6.2	$78,764
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	313,081		$2.20	4.3	$7,995
Granted		71,208
Regular equity program	71,208		$33.75
Exercised		(139,689)
Regular equity program	(115,615)		$18.98
Eidos Awards Exchange	(19,407)		$16.69
Exchange Program	(4,667)		$0.60
Cancelled		(7,183)
Regular equity program	(7,183)		$36.37
Outstanding as of March 31, 2025		12,424,219
Regular equity program	11,121,037		$25.88	6.0	$130,867
Eidos Awards Exchange	994,768		$14.13	4.0	$20,345
Exchange Program	308,414		$2.23	4.1	$10,025
Exercisable as of March 31, 2025		10,348,116
Regular equity program	9,047,354		$27.37	5.6	$98,054
Eidos Awards Exchange	994,768		$14.13	4.0	$20,345
Exchange Program	305,994		$2.22	4.1	$9,949

The options granted to employees and non-employees are exercisable at the price of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 was $26.33.

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2025 was $2.4 million.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of $4.4 million and $6.3 million, respectively, related to stock options under the Plans. As of March 31, 2025, there was $19.6 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units (RSUs) of BridgeBio

The following table summarizes BridgeBio’s RSU activity under the Plans for the three months ended March 31, 2025:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	10,272,798	$21.91
Granted	3,745,495	$33.66
Vested	(879,051)	$21.43
Cancelled	(375,899)	$18.72
Balance as of March 31, 2025	12,763,343	$25.49

The RSUs have a service condition and generally vest over a period of two to four years.

For the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of $23.2 million and $16.8 million, respectively, related to shares of RSUs under the Plans. As of March 31, 2025, there was $305.5 million of total unrecognized compensation cost related to RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.8 years.

Performance-Based RSUs of BridgeBio

In March 2025, the Company approved and granted performance restricted stock units under the 2021 A&R Plan to certain officers and employees with vesting based on achievement of top-line readout metric targets (“performance-based RSUs”), which are subject to the continued service of the officers and employees through the vest date and are subject to accelerated vesting upon a change in control event. We recognize such contingent stock-based compensation expense when the top-line readout metric targets are probable of achievement. For the three months ended March 31, 2025, we recognized an immaterial amount of stock-based compensation cost associated with performance-based RSUs whereby the top-line readout metric targets are probable of achievement as of March 31, 2025. As of March 31, 2025, 194,943 performance-based RSUs were outstanding with a weighted average grant date fair value of $33.75. As of March 31, 2025, there was $6.5 million of total unrecognized compensation cost related to performance-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.4 years.

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

As of March 31, 2025, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. For the three months ended March 31, 2025 and 2024, we recognized $1.0 million and $2.4 million, respectively, of stock-based compensation expense related to market-based RSU awards. As of March 31, 2025, there was $1.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 0.4 years.

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

For the three months ended March 31, 2025 and 2024, stock-based compensation expense related to our ESPP was $0.7 million and $0.6 million, respectively. As of March 31, 2025, 3,205,677 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the three months ended March 31, 2025, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.0	0.5
Expected volatility	94.0%	52.0% - 60.9%
Risk-free interest rate	4.1%	4.3% - 5.0%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$26.33	$10.63

16.
Restructuring, Impairment and Related Charges

From time to time management may decide to restructure our business to streamline costs and expenses. We also continue to explore business opportunities to partner, divest or delay certain research and development programs to drive operational changes in our business processes, efficiencies and cost savings to advance our corporate strategy and development programs. We expect that these initiatives, including restructuring, will reduce our operating expenses.

Upon entering into the Bayer License Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring plans included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate our remaining restructuring charges, consisting primarily of winding down costs and exit and other related costs will be immaterial. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

“Restructuring, impairment and related charges” included on our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Winding down, exit and other related costs	$434	$1,164
Severance and employee-related costs	136	1,965
Long-lived assets impairments and write-offs	—	271
Total	$570	$3,400

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$1,848	$55
Restructuring, impairment and related charges	570	3,400
Cash payments	(1,365)	(934)
Noncash activities	(45)	(271)
Ending balance	$1,008	$2,250

Restructuring liabilities are presented on our condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Accounts payable	$85	$330
Accrued compensation and benefits	25	332
Accrued research and development liabilities	829	1,020
Other current liabilities	69	166
Total	$1,008	$1,848

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2025 and 2024.

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

Our policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the condensed consolidated balance sheets. To date, we have not recognized any interest and penalties on our condensed consolidated statements of operations, nor have we accrued for or made payments for interest and penalties. Our unrecognized gross tax benefits would not reduce the estimated annual effective tax rate if recognized because we have recorded a full valuation allowance on its deferred tax assets.

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three months ended March 31, 2025 and 2024, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of March 31,
	2025	2024
Unvested RSUs	12,763,343	11,311,281
Unvested performance-based RSUs	194,943	3,326
Unvested market-based RSUs	375,000	375,000
Common stock options issued and outstanding	12,424,219	12,360,563
Estimated shares issuable under performance-based milestone compensation arrangements	1,983,744	5,953,788
Estimated shares issuable under the ESPP	48,086	40,314
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	—
	59,915,076	50,625,565

Our 2031 Notes, 2029 Notes and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2025.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

BridgeBio Pharma, Inc. (“we” or the “Company”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015, and our team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 19 Investigational New Drug applications (“INDs”) and received approval from the U.S. Food and Drug Administration (the “FDA”) for three of our products. We have worked across over 20 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.

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

We currently have one commercial product, AttrubyTM that received FDA approval on November 22, 2024, BeyonttraTM that received approval from the European Commission (“EC”) on February 10, 2025 and from the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 in Japan, and multiple product candidates in late-stage development.

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity (“VIE model”), or the voting interest entity (“VOE model”). To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. On November 22, 2024 the Company received FDA approval of Attruby (acoramidis), and initiated the commercial launch of Attruby in the United States. During the three months ended March 31, 2025 we have generated net product revenue of $36.7 million. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements, and net product revenue.

We have incurred significant operating losses since our inception. For the three months ended March 31, 2025 and 2024, we incurred net losses of $169.6 million and $36.2 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby, and the development and eventual commercialization of our other product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.

On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to an Indenture dated February 28, 2025 (the “2031 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2031 Notes Trustee”), in a private offering to qualified institutional buyers (the “2025 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2031 Notes issued in the 2025 Note Offering include $75.0 million aggregate principal amount of 2031 Notes sold to the initial purchasers (the “2031 Notes Initial Purchasers”) pursuant to the exercise in full of the 2031 Notes Initial Purchasers’ option to purchase additional 2031 Notes. We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million of the net proceeds from the 2025 Note Offering to pay for the repurchase of 1,405,411 shares of BridgeBio’s common stock and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, as defined below, and pay any fees related thereto.

On January 17, 2024, the Company and each of the guarantors entered into a Financing Agreement, which was amended on February 12, 2024 (the “Financing Agreement”) and June 20, 2024 (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). On February 28, 2025, the Company fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million. Refer to Note 9 of our notes to the condensed consolidated financial statement section for additional details regarding this agreement and transaction.

On March 1, 2024, certain subsidiaries of BridgeBio, including Eidos Therapeutics, Inc., BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved and recognized as license and services revenue in February 2025 upon EC approval under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement. In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the active pharmaceutical ingredients (“APIs”) used to manufacture the product and the packaging price. In March 2025, BridgeBio B.V. and Bayer entered into an agreement (“Bayer API Supply Agreement”) for the manufacture and supply by BridgeBio B.V. to Bayer of the API solely for the use the commercialization in the Licensed Territory. The Bayer API Supply Agreement has an initial term ending in December 2026, which is consistent with the Bayer Supply Agreement. We have supplied $0.6 million of commercial product to Bayer in accordance with the Bayer Supply Agreement during the three months ended March 31, 2025. We have not supplied any APIs in accordance with the Bayer API Supply Agreement during the three months ended March 31, 2025.

In September 2019, Eidos Therapeutics, Inc. (“Eidos”), entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and will be eligible to receive $30.0 million in regulatory milestone payments upon achievement of regulatory approval, which includes pricing approval from the National Health Insurance in Japan, and royalties in the low-teens based on net sales of acoramidis in Japan.

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

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
License and services revenue	$79,894	$211,120
Net product revenue	36,739	—
Total revenues, net	116,633	211,120
Cost of revenues:
Cost of license and services revenue	605	598
Cost of goods sold	2,034	—
Total cost of revenues	2,639	598

Research and development	111,431	140,972
Selling, general and administrative	106,365	65,807
Restructuring, impairment and related charges	570	3,400
Income (loss) from operations	(104,372)	343
Interest income	5,385	4,075
Interest expense	(42,141)	(23,471)
Loss on extinguishment of debt	(21,155)	(26,590)
Net loss from equity method investments	(15,556)	—
Other income (expense), net	8,231	9,483
Net loss	(169,608)	(36,160)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,186	944
Net loss attributable to common stockholders of BridgeBio	(167,422)	(35,216)

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$540,599	$681,101

Cash and Cash Equivalents

As of March 31, 2025, we have cash and cash equivalents of $540.6 million, compared to cash and cash equivalents of $681.1 million as of December 31, 2024.

Revenues

The following table summarizes our revenues for the following periods:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
License and services revenue	$79,894	$211,120	$(131,226)
Net product revenue	36,739	—	36,739
Total revenues, net	$116,633	$211,120	$(94,487)

Total revenues, net decreased by $94.5 million for the three months ended March 31, 2025, compared to the same period in 2024, which is comprised of a decrease of $131.2 million in license and services revenue and an increase of $36.7 million in net product revenue.

License and services revenue for the three months ended March 31, 2025 consists mainly of $75.0 million related to the recognition of regulatory milestones achieved under the Bayer License Agreement. The remaining license and services revenue relates to incremental service revenue recognized on the non-refundable upfront payments received in 2024 from the Bayer License Agreement and the KKC Agreement (as described in Note 11 to our condensed consolidated financial statements), as well as clinical and commercial product supply to our partners. License and services revenue for the three months ended March 31, 2024 was primarily related to $201.2 million from the recognition of the upfront license fee and services revenue under the Bayer License Agreement and the KKC Agreement; and $9.9 million of revenue was attributable to the remaining services revenue under the Navire-BMS License Agreement (as described in Note 11 to our condensed consolidated financial statements) as a result of the termination of the agreement.

Net product revenue for the three months ended March 31, 2025 of $36.7 million relates to revenue generated from the commercial sale of Attruby in the U.S.

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

Operating Costs and Expenses

Cost of Revenues

The following table summarizes our cost of revenues for the following periods:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Cost of license and services revenue	$605	$598	$7
Cost of goods sold	2,034	—	2,034
Total cost of revenues	$2,639	$598	$2,041

Cost of revenues increased by $2.0 million for the three months ended March 31, 2025, compared to the same period in 2024, which is primarily due to an increase of $2.0 million in cost of goods sold.

Cost of license and services revenue for the three months ended March 31, 2025 and 2024, consists mainly of amortization of intangible assets associated with our license and collaboration agreements.

Cost of goods sold for the three months ended March 31, 2025, consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Research and development	$111,431	$140,972	$(29,541)

Research and development expenses decreased by $29.5 million for the three months ended March 31, 2025, compared to the same period in 2024 mainly due to the effects of our divestment of two early-stage R&D affiliates in 2024, as their expenses are no longer reflected in the current period, a decrease in license fees, and reduction of R&D expenses due to FDA approval of Attruby. This change mainly consists of a decrease in external costs of $12.5 million, a decrease in license fees of $8.7 million, a decrease in personnel-related expenses of $6.8 million, and a decrease in stock-based compensation expenses of $1.5 million.

Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”), purchase of APIs, in connection with our preclinical, contract manufacturing and clinical development activities; internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs”, respectively.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Acoramidis for the treatment and primary prevention of ATTR-CM	$24,392	$39,742
Infigratinib for achondroplasia and hypochondroplasia	27,934	21,185
BBP-418 for LGMD2I/R9	14,209	10,018
Encaleret for ADH1	15,459	12,544
Other development programs	11,430	32,284
Other research programs	18,007	25,199
Total	$111,431	$140,972

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Selling, general and administrative	$106,365	$65,807	$40,558

Selling, general and administrative expenses increased by $40.6 million for the three months ended March 31, 2025, compared to the same period in 2024, mainly due to efforts to support our commercial activities of Attruby. This change mainly consists of an increase in personnel-related expenses of $28.7 million and stock-based compensation expenses of $1.9 million primarily due to the buildup of our salesforce in the U.S. as well as an increase in external costs of $10.0 million mainly for marketing and advertising initiatives.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Restructuring, impairment and related charges	$570	$3,400	$(2,830)

As discussed in Note 16 to our condensed consolidated financial statements, in March 2024, upon entering into the Bayer License Agreement, termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate our remaining restructuring charges, consisting primarily of winding down, exit, and other related costs will be immaterial as we are nearing completion of our restructuring initiatives. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Interest income	$5,385	$4,075	$1,310

Interest income has historically consisted of interest income earned on our cash equivalents. The amount of interest income during the three months ended March 31, 2025 as compared to the same period in 2024 was generally consistent. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our cash equivalents and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Interest expense	$(42,141)	$(23,471)	$(18,670)

Interest expense consists primarily of interest expense incurred under our 2031 Notes issued in February 2025, our 2029 Notes issued in January 2021, our 2027 Notes issued in March 2020, and our deferred royalty obligation under the Funding Agreement. Refer to Notes 9 and 10 to our condensed consolidated financial statements.

Our outstanding term loan principal balance under our Amended Financing Agreement was fully repaid on February 28, 2025 upon receiving proceeds from the 2031 Notes. Refer to the Liquidity and Capital Resources section below and Note 9 to our condensed consolidated financial statements.

Loss on Extinguishment of Debt

The following table summarizes our loss on extinguishment of debt during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Loss on extinguishment of debt	$(21,155)	$(26,590)	$5,435

On February 28, 2025, upon receiving proceeds from the 2031 Notes, we fully repaid the term loan under the Amended Financing Agreement and recognized a loss on extinguishment of debt of $21.2 million on our condensed consolidated statements of operations. On January 17, 2024, upon receiving proceeds from the Financing Agreement, we fully repaid the term loan under the Amended Loan Agreement and recognized a loss on extinguishment of debt of $26.6 million on our condensed consolidated statements of operations. Refer to Note 9 to our condensed consolidated financial statements.

Net Loss from Equity Method Investments

The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Net loss from equity method investments	$(15,556)	$—	$(15,556)

Upon the deconsolidation of GondolaBio on August 16, 2024 and BBOT on April 30, 2024, we accounted for our investments in GondolaBio and BBOT using the equity method of accounting. For the three months ended March 31, 2025 we recorded net losses from the equity method investments in GondolaBio and BBOT of $6.8 million and $8.7 million, respectively. Refer to Note 6 to our condensed consolidated financial statements.

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Other income (expense), net	$8,231	$9,483	$(1,252)

Other income (expense), net for the three months ended March 31, 2025 consists mainly of $4.0 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement and $3.1 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT (as described in Note 6 to our condensed consolidated financial statements). Other income (expense), net for the three months ended March 31, 2024 consists mainly of the net realized gain of $8.1 million from our investment in equity securities.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,186	$944	$1,242

Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests on our condensed consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 5 to our condensed consolidated financial statements.

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements. As of March 31, 2025, we have cash and cash equivalents of $540.6 million, including funds held by our wholly-owned subsidiaries and controlled entities, which are available only for specific entity usage. As of March 31, 2025, we have outstanding debt of $1.8 billion and a deferred royalty obligation of $497.3 million, each were net of debt discount and issuance cost accretion.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2025 and 2024, we incurred net losses of $169.6 million and $36.2 million, respectively. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, of Attruby or any of our other product candidates, even if any of our other product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2031 Notes, 2029 Notes, and 2027 Notes (refer to Note 9 to our condensed consolidated financial statements), our deferred royalty obligation under the Funding Agreement (refer to Note 10 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 13 to our condensed consolidated financial statements), accounts payable, accrued liabilities and the remaining liabilities under our restructuring initiative (refer to Note 16 to our condensed consolidated financial statements).

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

Sources of Liquidity

Receivables from licensing and collaboration agreements

On March 1, 2024, certain subsidiaries of the Company, including Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into the Bayer License Agreement with Bayer to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the European Union and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved and recognized as revenue in February 2025 upon EC approval under the brand name Beyonttra), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement. The Company received the $75.0 million regulatory-based milestone payment from Bayer in April 2025.

On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (the “KKC Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan, with the potential to receive up to $81.4 million in development and sales-based milestone payments.

In September 2019, Eidos entered into the Eidos-Alexion License Agreement with Alexion to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and will be eligible to receive $30.0 million in regulatory milestone payments upon achievement of regulatory approval, which includes pricing approval from the National Health Insurance in Japan, and royalties in the low-teens based on net sales of acoramidis in Japan.

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

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of March 31, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of March 31, 2025, we have borrowings under the 2031 Notes, the 2029 Notes, and the 2027 Notes, which are discussed below.

2031 Notes, net

On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to the 2031 Indenture dated February 28, 2025 between us and the 2031 Notes Trustee in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 2031 Notes accrue interest payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025, at a rate of 1.75% per year. The 2031 Notes will mature on March 1, 2031, unless earlier converted, redeemed or repurchased. The 2031 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million to pay for the repurchase of shares of our common stock and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, and pay any fees related thereto.

A holder of 2031 Notes may convert all or any portion of its 2031 Notes at its option at any time prior to the close of business on the business day immediately preceding December 2, 2030 in multiples of $1,000 only under certain circumstances.

We may not redeem the 2031 Notes prior to March 6, 2028. We may redeem for cash all or any portion of the 2031 Notes, at our option, on a redemption date occurring on or after March 6, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2031 Notes. If we undergo a fundamental change (as defined in the 2031 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2031 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2031 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2031 Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable. The 2031 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2029 Notes and 2027 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Refer to Note 9 of our condensed consolidated financial statements for other details, including our future minimum payments under the 2031 Notes.

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

Refer to Note 9 of our condensed consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

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

Refer to Note 9 of our condensed consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

Royalty Obligation

Funding Agreement

On January 17, 2024, the Company and Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Purchasers”), and Alter Domus (US) LLC, as the collateral agent.

Pursuant to the Funding Agreement, the Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) (the “Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, the “Funding Date”).

In return, the Company granted the Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (the “Net Sales”). Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Purchasers, a security interest in specific assets related to acoramidis.

The Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (the “Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change in control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement and prior to FDA approval of acoramidis, either party may terminate the Funding Agreement and the Seller Parties shall make a one-time payment of $25.0 million (in the aggregate) to the Purchasers. The Funding Agreement will terminate upon customary events.

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

Refer to Note 10 of our condensed consolidated financial statements for other details.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
		(in thousands)
Net cash used in operating activities	$(199,235)	$(219,537)	$20,302
Net cash provided by (used in) investing activities	(1,595)	22,753	(24,348)
Net cash provided by financing activities	60,328	279,548	(219,220)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(140,502)	$82,764	$(223,266)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $199.2 million for the three months ended March 31, 2025 and consisted of our net loss of $169.6 million, adjustments for non-cash items totaling $86.5 million, and net cash outflow of $116.1 million related to changes in operating assets and liabilities. The adjustments for non-cash items totaling $86.5 million primarily included $25.9 million in stock-based compensation expense, $25.6 million in accretion of debt, $21.2 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Financing Agreement, and net loss from equity method investments of $15.6 million. The net cash outflow of $116.1 million related to changes in operating assets and liabilities was attributed mainly to an increase of $110.5 million in accounts receivable, net primarily related to a $75.0 million receivable under the Bayer License Agreement as well as receivables for net product revenues, an increase of $3.2 million in inventories, and an increase of $17.6 million in accounts payable, partially offset by a decrease of $19.4 million in accrued compensation and benefits.

Net cash used in operating activities was $219.5 million for the three months ended March 31, 2024 and consisted primarily of our net loss of $36.2 million, adjustments for non-cash items totaling $41.8 million, and net cash outflow of $225.2 million related to changes in operating assets and liabilities. The adjustments for non-cash items totaling $41.8 million primarily included $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, $17.1 million in stock-based compensation expense, offset by $8.1 million net gain from investment in equity securities. The $225.2 million net cash outflow related to changes in operating assets and liabilities was attributed mainly to an increase of $233.7 million in accounts receivable, net primarily related to a $135.0 million receivable from the Bayer License Agreement and a $100.0 million receivable from the KKC Agreement, an increase in deferred revenue of $24.0 million primarily related to the Bayer License Agreement and the KKC Agreement, a decrease of $15.0 million in accrued compensation and benefits, a decrease in accounts payable of $5.9 million, and was partially offset by an increase in accrued research and development liabilities of $11.2 million, which are primarily due to timing of payments.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2025, attributable to the aggregate payments made to FMI for an intangible asset.

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

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $60.3 million for the three months ended March 31, 2025, consisting primarily of $575.0 million in proceeds from the issuance of 2031 Notes, which was partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, and $12.0 million payment of issuance costs and discounts associated with the 2031 Notes.

Net cash provided by financing activities was $279.5 million for the three months ended March 31, 2024, consisting primarily of $450.0 million in proceeds from the term loan under the Amended Financing Agreement, $315.3 million in net proceeds from the issuance of common stock through public offerings, which was partially offset by $473.4 million repayment of the term loan under the Amended Loan Agreement and $12.3 million in issuance costs and discounts associated with the Amended Financing Agreement.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 of our condensed consolidated financial statements as of and for the three months ended March 31, 2025.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we held cash and cash equivalents of $540.6 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash and cash equivalents have a significant risk of default or illiquidity.

As of March 31, 2025, our 2031 Notes, 2029 Notes and 2027 Notes had principal balances of $575.0 million, $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.

Inflationary factors, such as increases in the cost of our raw materials, clinical supplies, interest rates and overhead costs may adversely affect our operating results. We do not believe that inflation has had a material impact on our financial position or results of operations during the periods presented. Significant adverse changes in inflation and prices in the future could result in material losses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. Other than the risk factors listed below, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Disruptions to the operations of the FDA, the SEC and other government agencies, or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the new Administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, and statutory, regulatory and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. As a result, average review times at the agency have fluctuated in recent years. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.

We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended temporarily. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On March 31, 2025, Thomas Trimarchi, our President and Chief Financial Officer, adopted a trading plan (the “Trimarchi Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trimarchi Trading Plan provides for the potential sale of a maximum of (i) 47,887 shares of our common stock held by Dr. Trimarchi and (ii) 100% of net vested shares of our common stock to be issued to Dr. Trimarchi upon vesting of his restricted stock units (“RSUs”) on

May 16, 2025. On the date when the Trimarchi Trading Plan was adopted, Dr. Trimarchi held no such net vested shares. Dr. Trimarchi’s net vested share amount will change as additional RSUs vest on the applicable vesting date. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Trimarchi is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of his RSUs on the vesting date. Dr. Trimarchi is not permitted to transfer, sell or otherwise dispose of any shares under the Trimarchi Trading Plan during the 90-day period following the plan’s adoption. The Trimarchi Trading Plan is expected to remain in effect until the earlier of (1) May 29, 2026 and (2) the date on which all transactions under such plan have been completed.

On March 31, 2025, Dr. Neil Kumar, our Chief Executive Officer and a member of our Board of Directors, adopted a new trading plan (the “Kumar Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) on behalf of himself and Kumar Haldea Revocable Trust and Kumar Haldea Family Irrevocable Trust, of which Dr. Kumar is a co-trustee. The Kumar Trading Plan provides for the potential sale of a maximum of (i) 480,000 shares of our common stock held by Kumar Haldea Family Irrevocable Trust, (ii) 480,000 shares of our common stock held by Kumar Haldea Revocable Trust, and (ii) 100% of net vested shares of our common stock to be issued to Dr. Kumar upon vesting of his RSUs on August 16, 2025, November 16, 2025, December 10, 2025, February 16, 2026 and May 16, 2026. On the date when the Kumar Trading Plan was adopted, Dr. Kumar held no such net vested shares. Dr. Kumar’s net vested share amount will change as additional RSUs vest on each of these vesting dates. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Kumar is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of his RSUs on each of these vesting dates. Dr. Kumar is not permitted to transfer, sell or otherwise dispose of any shares under the Kumar Trading Plan during the 90-day period following the plan’s adoption. The Kumar Trading Plan is expected to remain in effect until the earlier of (1) June 5, 2026 and (2) the date on which all transactions under such plan have been completed.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025

10.1#†	Consulting Agreement, dated March 17, 2025, between BridgeBio Pharma, Inc. and Brian Stephenson.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: April 29, 2025	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2025	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)