Form 10-Q
period 2025-06-30
BridgeBio Pharma, Inc.
filed 2025-08-05
CIK 1743881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, the registrant had 191,168,504 shares of common stock, $0.001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.

BRIDGEBIO is our registered trademark in the United States (“U.S.”). BRIDGEBIO, ATTRUBY and BEYONTTRA are our registered trademarks in the European Union (“EU”). All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.

We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our achondroplasia, autosomal dominant hypocalcemia type 1 (ADH1), and limb-girdle muscular dystrophy type 2I/R9 (LGMD2I/R9) development programs, we refer to our product candidates by their scientific (or generic) name or BridgeBio Pharma (“BBP”) developmental designation. When referring to our commercial product that has been approved in (i) the U.S. and (ii) the EU, Japan, and the United Kingdom (“UK”), as applicable, we use both names AttrubyTM and BeyonttraTM – e.g., “Our commercial organization focuses on supporting the appropriate use of Attruby and Beyonttra in the markets where this product has been approved.”

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$748,953	$681,101
Marketable securities	7,939	—
Accounts receivable, net	76,868	4,722
Inventories	18,277	—
Prepaid expenses and other current assets	60,240	34,869
Total current assets	912,277	720,692
Investment in nonconsolidated entities	108,002	143,747
Property and equipment, net	6,107	7,011
Operating lease right-of-use assets	6,186	5,767
Intangible assets, net	29,513	23,926
Other assets	18,105	18,195
Total assets	$1,080,190	$919,338
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,134	$9,618
Accrued compensation and benefits	37,187	58,329
Accrued research and development liabilities	31,295	34,272
Operating lease liabilities, current portion	4,782	4,506
Deferred revenue, current portion	10,540	14,604
Other current liabilities	65,916	33,071
Total current liabilities	175,854	154,400
2031 Notes, net	563,597	—
2029 Notes, net	739,874	738,872
2027 Notes, net	546,088	545,173
Term loan, net	—	437,337
Deferred royalty obligations, net	813,959	479,091
Operating lease liabilities, net of current portion	4,025	4,696
Deferred revenue, net of current portion	14,667	17,095
Other long-term liabilities	545	286
Total liabilities	2,858,609	2,376,950
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	(445)	142
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 198,759,831 shares issued and 191,162,659 shares outstanding as of June 30, 2025, 196,236,234 shares issued and 190,044,473 shares outstanding as of December 31, 2024	198	196
Treasury stock, at cost; 7,597,172 shares as of June 30, 2025; 6,191,761 shares as of December 31, 2024	(323,276)	(275,000)
Additional paid-in capital	1,980,805	1,903,155
Accumulated other comprehensive income	1	8
Accumulated deficit	(3,445,588)	(3,096,263)
Total BridgeBio stockholders’ deficit	(1,787,860)	(1,467,904)
Noncontrolling interests	9,886	10,150
Total stockholders’ deficit	(1,777,974)	(1,457,754)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$1,080,190	$919,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)
The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements as of that date.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License and services revenue	$37,440	$2,168	$117,130	$213,288
Net product revenue	71,501	—	108,240	—
Royalty revenue	1,624	—	1,828	—
Total revenues, net	110,565	2,168	227,198	213,288
Operating costs and expenses:
Cost of revenues:
Cost of license, services and royalty revenue	805	598	1,410	1,196
Cost of goods sold	2,848	—	4,882	—
Total cost of revenues	3,653	598	6,292	1,196
Research and development	111,231	114,695	222,662	255,667
Selling, general and administrative	129,154	59,523	235,519	125,330
Restructuring, impairment and related charges	805	2,891	1,375	6,291
Total operating costs and expenses	244,843	177,707	465,848	388,484
Loss from operations	(134,278)	(175,539)	(238,650)	(175,196)
Other income (expense), net:
Interest income	3,898	5,195	9,283	9,270
Interest expense	(37,637)	(22,937)	(79,778)	(46,408)
Gain on deconsolidation of a subsidiary	—	126,294	—	126,294
Losses on extinguishments of debt	—	—	(21,155)	(26,590)
Net loss from equity method investments	(20,189)	(7,925)	(35,745)	(7,925)
Other income (expense), net	6,548	(632)	14,779	8,851
Total other income (expense), net	(47,380)	99,995	(112,616)	63,492
Loss before income taxes	(181,658)	(75,544)	(351,266)	(111,704)
Income tax expense	2,100	—	2,100	—
Net loss	(183,758)	(75,544)	(353,366)	(111,704)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	1,855	2,088	4,041	3,032
Net loss attributable to common stockholders of BridgeBio	$(181,903)	$(73,456)	$(349,325)	$(108,672)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.95)	$(0.39)	$(1.84)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	190,517,215	187,586,680	190,332,261	183,145,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(183,758)	$(75,544)	$(353,366)	$(111,704)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	1	(6)	(7)	(35)
Comprehensive loss	(183,757)	(75,550)	(353,373)	(111,739)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	1,855	2,088	4,041	3,032
Comprehensive loss attributable to common stockholders of BridgeBio	$(181,902)	$(73,462)	$(349,332)	$(108,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2025

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2024 (2)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under employee stock purchase plan (ESPP)	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	(227)	189,826,023	197	7,597,172	(323,276)	1,938,369	—	(3,263,685)	(1,648,395)	9,957	(1,638,438)
Issuance of shares under equity compensation plans	—	1,395,587	1	—	—	7,158	—	—	7,159	—	7,159
Repurchase of RSU shares to satisfy tax withholding	—	(58,951)	—	—	—	(1,995)	—	—	(1,995)	—	(1,995)
Stock-based compensation	—	—	—	—	—	38,089	—	—	38,089	—	38,089
Issuance (repurchase) of noncontrolling interests	750	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	400	—	—	—	—	(816)	—	—	(816)	416	(400)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,368)	—	—	—	—	—	—	(181,903)	(181,903)	(487)	(182,390)
Balances as of June 30, 2025	$(445)	191,162,659	$198	7,597,172	$(323,276)	$1,980,805	$1	$(3,445,588)	$(1,787,860)	$9,886	$(1,777,974)

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit

(Continued)

(Unaudited)

(in thousands, except shares and per share amounts)

	Six Months Ended June 30, 2024

	Redeemable						Accumulated		Total
	Convertible					Additional	Other		BridgeBio	Non-	Total
	Noncontrolling	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’	controlling	Stockholders’
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit	Interests	Deficit
Balances as of December 31, 2023 (2)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of RSU shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	525	187,122,744	193	6,191,761	(275,000)	1,820,994	2	(2,595,717)	(1,049,528)	12,145	(1,037,383)
Issuance of shares under equity compensation plans	—	966,153	1	—	—	240	—	—	241	—	241
Repurchase of RSU shares to satisfy tax withholding	—	(56,159)	—	—	—	(1,743)	—	—	(1,743)	—	(1,743)
Stock-based compensation	—	—	—	—	—	31,504	—	—	31,504	—	31,504
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	164	164
Transfers from (to) noncontrolling interests	106	—	—	—	—	(72)	—	—	(72)	(34)	(106)
Deconsolidation of a subsidiary	—	—	—	—	—	135	—	126,294	126,429	14	126,443
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	(854)	—	—	—	—	—	—	(199,750)	(199,750)	(1,234)	(200,984)
Balances as of June 30, 2024	$(223)	188,032,738	$194	6,191,761	$(275,000)	$1,851,058	$(4)	$(2,669,173)	$(1,092,925)	$11,055	$(1,081,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)
The consolidated balances as of December 31, 2024 and 2023 are derived from the audited consolidated financial statements as of those dates.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(353,366)	$(111,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,123	38,511
Losses on extinguishments of debt	21,155	26,590
Accretion of debt	53,106	3,683
Depreciation and amortization	2,601	3,170
Noncash lease expense	2,230	2,093
Net loss from equity method investments	35,745	7,925
Gain on deconsolidation of a subsidiary	—	(126,294)
Gain from investment in equity securities, net	—	(8,136)
Dividend from investment in equity securities	(2,302)	—
Other noncash adjustments, net	(5,464)	(1,911)
Changes in operating assets and liabilities:
Accounts receivable, net	(72,146)	1,091
Inventories	(16,582)	—
Prepaid expenses and other current assets	(22,745)	(6,506)
Other assets	(174)	942
Accounts payable	16,516	8,858
Accrued compensation and benefits	(15,637)	(8,378)
Accrued research and development liabilities	(2,977)	7,067
Operating lease liabilities	(3,117)	(2,981)
Deferred revenue	(6,491)	22,236
Other current liabilities	26,609	(1,090)
Net cash used in operating activities	(279,916)	(144,834)
Investing activities:
Purchases of marketable securities	(7,908)	(93,811)
Maturities of marketable securities	—	55,000
Purchases of investments in equity securities	—	(20,271)
Proceeds from sales of investments in equity securities	—	63,229
Proceeds from special cash dividends received from an investment in equity securities	—	25,682
Payment for intangible assets	(6,095)	(3,190)
Purchases of property and equipment	(594)	(749)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	—	(98)
Net cash provided by (used in) investing activities	(14,597)	25,792
Financing activities:
Proceeds from issuance of 2031 Notes	575,000	—
Issuance costs and discounts associated with 2031 Notes	(12,034)	—
Repurchase of common stock	(48,276)	—
Proceeds from royalty obligation under Royalty Purchase Agreement (as described in Note 10)	300,000	—
Issuance costs associated with royalty obligation under Royalty Purchase Agreement	(2,012)	—
Proceeds from term loan under Amended Financing Agreement (as described in Note 9)	—	450,000
Issuance costs and discounts associated with term loan under Amended Financing Agreement	—	(15,986)
Repayment of term loans	(459,000)	(473,417)
Repayment of deferred royalty obligation	(2,005)	—
Proceeds from issuance of common stock through public offerings, net	—	314,759
Proceeds from common stock issuances under ESPP	3,237	2,364
Proceeds from stock option exercises, net of repurchases	9,680	778
Transactions with noncontrolling interests	1,550	—
Repurchase of RSU shares to satisfy tax withholding	(3,771)	(4,679)
Net cash provided by financing activities	362,369	273,819
Net increase in cash, cash equivalents and restricted cash	67,856	154,777
Cash, cash equivalents and restricted cash at beginning of period	683,244	394,732
Cash, cash equivalents and restricted cash at end of period	$751,100	$549,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,271	$49,046
Cash paid for income taxes	$1,153	$—
Supplemental Disclosures of Noncash Investing and Financing Information:
Recognized intangible asset recorded to "Other current liabilities"	$2,400	$—
Unpaid public offering issuance costs	$—	$18
Deferred and unpaid issuance costs recorded to “Other current liabilities”	$998	$74
Unpaid property and equipment	$—	$70
Transfers to noncontrolling interests	$(1,640)	$(1,929)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$748,953	$407,958
Restricted cash — Included in “Prepaid expenses and other current assets”	449	139,409
Restricted cash — Included in “Other assets”	1,698	2,142
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$751,100	$549,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Description of Business

BridgeBio Pharma, Inc. (“BridgeBio”, the “Company” or “we”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015 and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. On November 22, 2024, the Company received United States Food and Drug Administration (“FDA”) approval of AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the U.S. On February 10, 2025, the European Commission (“EC”) approved BeyonttraTM (acoramidis) for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM) in the EU. On March 27, 2025, the Japanese Ministry of Health, Labour and Welfare approved Beyonttra for the treatment of ATTR-CM in Japan, and on May 21, 2025, the National Health Insurance in Japan approved the pricing of Beyonttra. In April 2025, the United Kingdom Medicines and Healthcare Products Regulatory Agency approved Beyonttra for the treatment of ATTR-CM in the UK. In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9) in our late-stage development pipeline.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of BridgeBio and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record “Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests” on our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim periods.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of June 30, 2025 and for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, our revenues were generated primarily from license and collaboration agreements with strategic partners and from product sales to customers. As of June 30, 2025 and December 31, 2024, our gross accounts receivable balance was comprised of payments primarily due from license and collaboration agreements with strategic partners and from product sales to customers.

The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Bayer (as described in Note 11)	*	16.7%	30.1%	61.4%
Kyowa Kirin Co., Ltd	*	66.2%	*	33.8%
Alexion (as described in Note 11)	22.3%	14.7%	12.0%	*
Customer A	19.4%	*	15.2%	*
Customer B	17.5%	*	13.7%	*
Customer C	13.3%	*	*	*
Customer D	12.2%	*	10.1%	*

* Represents less than 10% and/or not a customer in the applicable period.

We are subject to credit risk from our accounts receivable. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of June 30, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 21.8%, 21.0%, 20.6%, 17.9%, and 11.3%. As of December 31, 2024, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 17.3%, 17.3%, 16.9%, 12.0% and 11.9%.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Our marketable securities consist of high investment grade fixed income securities invested in U.S. treasury bills. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net”. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Our cash, cash equivalents, and marketable securities are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents and marketable securities are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$748,953	$681,101
Restricted cash — included in “Prepaid expenses and other current assets”	449	126
Restricted cash, non-current — included in “Other assets”	1,698	2,017
Total cash, cash equivalents and restricted cash	$751,100	$683,244

Restricted Cash

Restricted cash primarily represents certain letters of credit for lease agreements, of which we have pledged cash and cash equivalents as collateral. As of June 30, 2025, restricted cash related to such agreements was $0.4 million and $1.7 million, which is presented as part of “Prepaid expenses and other current assets” and “Other assets”, respectively, on the condensed consolidated balance sheet. As of December 31, 2024, restricted cash related to such agreements was $0.1 million and $2.0 million, which is presented as part of “Prepaid expenses and other current assets” and “Other assets”, respectively, on the condensed consolidated balance sheet.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Current Liabilities

Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued rebates and other related costs	$19,065	$210
Accrued interest	14,411	11,056
Accrued commercial liabilities	11,326	11,267
Accrued professional services	7,135	3,673
Deferred royalty obligations, current portion	4,812	144
Milestone liabilities	2,400	1,595
Income taxes payable	2,100	1,153
Other accrued liabilities	4,667	3,973
Total other current liabilities	$65,916	$33,071

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes our segment information for significant operating expenses and includes a reconciliation to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
License and services revenue	$37,440	$2,168	$117,130	$213,288
Net product revenue	71,501	—	108,240	—
Royalty revenue	1,624	—	1,828	—
Total revenues, net	110,565	2,168	227,198	213,288
Operating costs and expenses:
Cost of revenues:
Cost of license, services and royalty revenue	805	598	1,410	1,196
Cost of goods sold	2,848	—	4,882	—
Total cost of revenues	3,653	598	6,292	1,196

Research and development by significant program:
Acoramidis for the treatment and primary prevention of ATTR-CM	28,269	36,798	52,661	76,540
Infigratinib for achondroplasia and hypochondroplasia	30,191	22,098	58,125	43,283
BBP-418 for LGMD2I/R9	11,243	10,773	25,452	20,791
Encaleret for ADH1	13,128	10,608	28,587	23,152
Other development programs	10,536	9,693	21,966	41,977
Other research programs	17,864	24,725	35,871	49,924
Total segment research and development	111,231	114,695	222,662	255,667

Selling, general and administrative	129,154	59,523	235,519	125,330
Restructuring, impairment and related charges	805	2,891	1,375	6,291
Total operating costs and expenses	244,843	177,707	465,848	388,484
Loss from operations	(134,278)	(175,539)	(238,650)	(175,196)
Other income (expense), net:
Interest income	3,898	5,195	9,283	9,270
Interest expense	(37,637)	(22,937)	(79,778)	(46,408)
Gain on deconsolidation of a subsidiary	—	126,294	—	126,294
Losses on extinguishments of debt	—	—	(21,155)	(26,590)
Net loss from equity method investments	(20,189)	(7,925)	(35,745)	(7,925)
Other income (expense), net	6,548	(632)	14,779	8,851
Total other income (expense), net	(47,380)	99,995	(112,616)	63,492
Loss before income taxes	(181,658)	(75,544)	(351,266)	(111,704)
Income tax expense	2,100	—	2,100	—
Net loss	(183,758)	(75,544)	(353,366)	(111,704)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	1,855	2,088	4,041	3,032
Segment net loss attributable to common stockholders of BridgeBio	$(181,903)	$(73,456)	$(349,325)	$(108,672)

There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”, and condensed consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”.

Total revenues, net is attributed to regions based on the location of our customers or partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	64.7%	17.2%	47.7%	4.8%
Europe, Middle East, and Africa (EMEA)	31.7%	16.7%	49.4%	61.4%
Asia-Pacific (APAC)	3.6%	66.1%	2.9%	33.8%
	100.0%	100.0%	100.0%	100.0%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of June 30, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 46.7%, 49.3%, and 4.0%, respectively. As of December 31, 2024, our capitalized property and equipment located in the United States, Canada and the rest of the world are approximately 51.6%, 44.7% and 3.7%, respectively.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
Net product revenue: Revenue is recognized when our customers, primarily specialty pharmacies and specialty distributors, obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales as further described below. In addition, we offer a program that provides free drug products for a limited period of time or in perpetuity, which is based on specific patient eligibility criteria. We recognize the costs of the program, including the cost of the product, as “Selling, general, and administrative” expenses on our condensed consolidated statements of operations upon delivery to the specialty pharmacy.

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

Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or accrued expenses and other current liabilities (if the amount is payable to a third-party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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
•
Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period that the related revenue is recognized and also results in the establishment of a liability which is included in accrued liabilities on our condensed consolidated balance sheets.

During the three and six months ended June 30, 2025, we recorded “Net product revenue” of $71.5 million and $108.2 million, respectively, related to product sales of Attruby. There were no significant changes in estimates of variable considerations during the three and six months ended June 30, 2025.

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

Inventories presented on the condensed consolidated balance sheet as of June 30, 2025 consisted of the following balances:

June 30, 2025
(in thousands)
Raw materials	$11,463
Work in progress	1,065
Finished goods	5,749
Total inventories	$18,277

Cost of Revenues

Cost of revenues consists of the following two classifications, which are presented accordingly on our condensed consolidated statements of operations:

•
Cost of license, services and royalty revenue: Cost of license, services and royalty revenue consists of royalties owed to third-parties on the net sales of licensed products, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that this guidance will have on our annual consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

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

BRIDGEBIO PHARMA, INC.

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values, due to their short-term nature.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$331,772	$331,772	$—	$—
Treasury bills	31,366	—	31,366	—
Agency discount notes	14,969	—	14,969	—
Total cash equivalents	378,107	331,772	46,335	—
Marketable securities:
Treasury bills	7,939	—	7,939	—
Total marketable securities	7,939	—	7,939	—
Total financial assets	$386,046	$331,772	$54,274	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$35,592	$—	$—	$35,592

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents:
Money market funds	$294,872	$294,872	$—	$—
Treasury bills	20,714	—	20,714	—
Agency discount notes	44,205	—	44,205	—
Total cash equivalents	359,791	294,872	64,919	—
Total financial assets	$359,791	$294,872	$64,919	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$41,091	$—	$—	$41,091

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

The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	June 30, 2025		December 31, 2024
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values
	(in thousands)		(in thousands)
2031 Convertible Notes	$575,000	$670,090	$—	$—
2029 Convertible Notes	747,500	700,505	747,500	640,708
2027 Convertible Notes	550,000	684,024	550,000	578,087

Term Loan

The fair value of our outstanding term loan under the Amended Financing Agreement (as defined and discussed in Note 9) as of December 31, 2024 was estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan as of December 31, 2024 was $461.8 million. The Company fully repaid the term loan under the Amended Financing Agreement in February 2025.

Deferred royalty obligations and embedded derivative liability

The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 10, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligations, net on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net”. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product revenue of Attruby, (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.

Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement, net of the bifurcated embedded derivative liability, had an estimated fair value of $466.3 million and $446.0 million as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, we recognized a $1.5 million and $5.5 million gain, respectively, for the change in fair value of the embedded derivative liability in “Other income (expense), net” on our condensed consolidated statements of operations.

The carrying value of the deferred royalty obligations, net under the Royalty Purchase Agreement, as defined and discussed further in Note 10, approximates its fair value as of June 30, 2025 and is based on our current estimate of future royalties expected to be paid to the Company by Bayer over the term of the Royalty Purchase Agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.
Cash Equivalents and Marketable Securities

We invest in certain U.S. government money market funds, treasury bills and commercial paper classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills.

Cash equivalents and marketable securities consisted of the following:

	June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$331,772	$—	$—	$331,772
Treasury bills	31,365	1	—	31,366
Agency discount notes	14,969	—	—	14,969
Total cash equivalents	$378,106	$1	$—	$378,107
Marketable securities:
Treasury bills	7,939	—	—	7,939
Total marketable securities	7,939	—	—	7,939
Total cash equivalents and marketable securities	$386,045	$1	$—	$386,046

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$294,872	$—	$—	$294,872
Treasury bills	20,710	4	—	20,714
Agency discount notes	44,201	4	—	44,205
Total cash equivalents	$359,783	$8	$—	$359,791

There were no marketable securities as of December 31, 2024.

5.
Noncontrolling Interests

As of June 30, 2025 and December 31, 2024, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.

We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three and six months ended June 30, 2025, the adjustments in the aggregate amounted to $(0.8) million and $(1.6) million, respectively. For the three and six months ended June 30, 2024, the adjustments in the aggregate amounted to $(0.1) million and $(1.9) million, respectively. All such adjustments are disclosed within the

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

6.
Equity Method Investments and Other Equity Investments

GondolaBio

Since inception through August 16, 2024, Portal Therapeutics, Inc. and Sub21, Inc. were majority-owned consolidated subsidiaries of the Company. On August 16, 2024, the Company contributed its equity ownership in these entities to GondolaBio, LLC (“GondolaBio”) and as a result, Portal Therapeutics, Inc. and Sub21, Inc. were deconsolidated in conjunction with the GondolaBio transaction below.

GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third-party investors have committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of June 30, 2025. The related party investors had contributed cash in an aggregate of $42.5 million to GondolaBio as of June 30, 2025. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. As of June 30, 2025, the Company’s equity ownership percentage in GondolaBio is 29.2%.

On August 16, 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized a $52.0 million gain on deconsolidation, which is presented as part of “Gain on deconsolidation of a subsidiary” on our condensed consolidated statements of operations.

Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a basis difference) which was allocated to GondolaBio’s in-process research and development (“IPR&D asset”). The basis difference is amortized as a component of the net loss from equity method investment over the useful life of the IPR&D asset. The amortization of the IPR&D asset for the three and six months ended June 30, 2025 was $0.3 million and $0.6 million, respectively.

For the three and six months ended June 30, 2025, the Company recognized a net loss from equity method investment of $9.1 million and $15.9 million, respectively. As of June 30, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $25.6 million and $41.5 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on the condensed consolidated balance sheets.

In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition service agreement (the “GondolaBio Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into a one-year agreement for a partial sublease of a facility (“sublease agreement”). Under the GondolaBio Transition Service Agreement and sublease agreement, the Company recognized $2.7 million and $5.4 million. respectively, in other income and $1.9 million and $2.7 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had $4.5 million and $3.2 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $0.5 million and $1.2 million, respectively, in “Research and development” expenses for the three and six months ended June 30, 2025 for transitionary consulting services provided by GondolaBio to BridgeBio. As of June 30,

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 and December 31, 2024, the Company also had $2.4 million and $1.2 million, respectively, in “Other current liabilities” for transitionary consulting services provided by GondolaBio to BridgeBio.

TheRas

On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (“BBOT”), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, the Company’s ownership of BBOT’s equity was reduced to approximately 37.9%. As of June 30, 2025, the Company’s equity ownership percentage in BBOT is 35.5%.

As part of the private equity financing transaction, BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio is no longer the primary beneficiary of BBOT, as it no longer has the power over key decisions that significantly impact BBOT’s economic performance. Accordingly, BridgeBio deconsolidated BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million gain on deconsolidation, which is presented as part of “Gain on deconsolidation of a subsidiary” on our condensed consolidated statements of operations. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by BBOT on April 30, 2024.

Upon the deconsolidation of BBOT, BridgeBio accounted for its retained investment in BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. BBOT was also deemed a related party. BridgeBio’s equity investment in BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of BBOT (referred to as a “basis difference”). The basis difference was attributed to BBOT’s in-process research and development (“IPR&D asset”) and is amortized as a component of the net loss from equity method investment over the estimated useful life of the IPR&D asset. The amortization of the IPR&D asset for the three and six months ended June 30, 2025 was $0.6 million and $1.2 million, respectively. The amortization of the IPR&D asset for the period from May 1, 2024 through June 30, 2024 was immaterial.

For the three and six months ended June 30, 2025, we recognized a net loss from equity method investment of $11.1 million and $19.8 million, respectively. For the three and six months ended June 30, 2024, we recognized a net loss from equity method investment of $7.9 million. As of June 30, 2025 and December 31, 2024, the aggregate carrying amount of our equity method investment in BBOT was $82.4 million and $102.2 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

In addition, on April 30, 2024, the Company and BBOT entered into an 18-month transition service agreement (the “BBOT Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and BBOT. Under the BBOT Transition Service Agreement, the Company recognized $0.3 million and $0.7 million, respectively, in other income and an immaterial amount as an offset against operating expenses during the three and six months ended June 30, 2025. The Company recognized $0.8 million in other income during the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and $0.5 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to BBOT. The Company did not recognize any “Research and development” expenses for the three and six months ended June 30, 2025 for transitionary consulting services provided by BBOT to BridgeBio. The Company recognized $0.3 million in “Research and development” expenses for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company also had immaterial amounts in “Accrued research and development liabilities” for transitionary consulting services provided by BBOT to BridgeBio.

On February 28, 2025, BBOT and Helix Acquisition Corp. II (“Helix”), a special purpose acquisition company, announced that they entered into a definitive business combination agreement. Upon closing of the transaction, the combined company will be renamed “BridgeBio Oncology Therapeutics, Inc.” The combined company’s common stock is expected to be listed on Nasdaq under the ticker symbol “BBOT”. The boards of directors of both BBOT and Helix have approved the proposed transaction, which is expected to be completed in August 2025. The transaction is subject to, among other things, the approval of the stockholders of both BBOT and Helix, and satisfaction or waiver of the conditions stated in the definitive business combination agreement. As of June 30, 2025, there is no financial impact to our condensed consolidated financial statements, however we are currently evaluating the financial impact this transaction may have in future periods.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

LianBio

On February 13, 2024, LianBio announced plans to wind down its operations, including the sale of its remaining assets, delisting of its American Depository Shares from the Nasdaq Global Market, deregistration under Section 12(b) of the Securities Act of 1934, and workforce reductions. LianBio's Board of Directors declared a special cash dividend of $4.80 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. On February 20, 2024, QED Therapeutics, Inc. (“QED”) exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. In March 2024, we received net proceeds of $25.7 million in special cash dividends and recognized net realized gains of $1.8 million from our investment in LianBio equity securities. As of June 30, 2025, the Company held 5,350,361 shares of LianBio common stock. In June 2025, LianBio's Board of Directors declared a special cash dividend of $0.43 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. In July 2025, we received net proceeds of $2.3 million in special cash dividends, which we recognized during the three months ended June 30, 2025 as other income in “Other income (expense), net” on our condensed consolidated statements of operations and as a receivable in “Prepaid and other current assets” on our condensed consolidated balance sheets.

7.
Intangible Assets, net

The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	June 30, 2025		December 31, 2024
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount
		(in thousands)		(in thousands)
Gross amount	13.7	$39,400	10.0 years	$32,500
Less: accumulated amortization		(9,887)		(8,574)
Total		$29,513		$23,926

The Company’s intangible assets primarily consist of acquired intellectual property rights, including patents and proprietary know-how, related to infigratinib, a compound targeting fibroblast growth factor receptor (“FGFR”). Following FDA approval of TRUSELTIQTM in May 2021, these assets were initially recognized in relation to milestone payments made totaling $32.5 million. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the intellectual property is still being utilized in ongoing clinical investigations involving other FGFR-related diseases.

In addition, as a result of the regulatory milestone achieved in February 2025 under the Bayer License Agreement (as defined below) and the regulatory milestone achieved in May 2025 under the Eidos-Alexion Agreement (as defined below), we incurred regulatory milestone fees payable to Leland Stanford Junior University (“Stanford University”) of $2.4 million and $6.9 million, respectively, during the three and six months ended June 30, 2025. We capitalized these license fees as finite-lived intangible assets and are amortizing them over their estimated useful lives on a straight-line basis. Refer to Notes 11 and 12 for definitions and details regarding the Bayer License Agreement, the Eidos-Alexion License Agreement, and the Stanford License Agreement, respectively.

Amortization expense, recorded as part of “Cost of license, services and royalty revenue” for the three and six months ended June 30, 2025 was $0.7 million and $1.3 million, respectively. Amortization expense, recorded as part of “Cost of license, services and royalty revenue” for the three and six months ended June 30, 2024 was $0.6 million and $1.2 million, respectively. Future amortization expense is $1.4 million for the remainder of 2025, $2.9 million for each of the years from 2026 to 2030 and $13.6 million thereafter.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.
Commitments and Contingencies

Milestone Compensation Arrangements

We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2025.

	Potential Fixed Monetary Amount	Accrued Amount (1)
Settlement Type	(in thousands)
Cash	$889	$103
Stock (2)	14,514	—
Cash or stock at our sole discretion	53,986	395
Total	$69,389	$498

(1)
Amount recorded for performance-based milestone awards that are probable of achievement.
(2)
Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.

Other Research and Development and Commercial Agreements

We may also enter into contracts in the normal course of business with contract research organizations for services related to clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies, and other services and products for commercial and operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2025 and December 31, 2024, there were no material amounts accrued related to termination charges.

In the normal course of business, we have also entered into contracts which contain minimum purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of June 30, 2025, we have minimum commitments in aggregate of $76.8 million.

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
•
During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2031 Notes Indenture) per $1,000 principal amount of 2031 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
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

In connection with the issuance of the 2031 Notes, we incurred approximately $12.0 million of debt issuance costs, which consisted of initial purchasers’ discounts, legal and professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2031 Notes, which is approximately six years.

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

In connection with the issuance of the 2029 Notes, we incurred approximately $16.1 million of debt issuance costs, which consisted of initial purchasers’ discounts. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2029 Notes, which is approximately eight years.

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

In connection with the issuance of the 2027 Notes, we incurred approximately $13.0 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2027 Notes, which is approximately seven years.

Additional Information Related to the Notes

The outstanding Notes’ balances consisted of the following:

	June 30, 2025			December 31, 2024
	2031 Notes	2029 Notes	2027 Notes	2029 Notes	2027 Notes
		(in thousands)		(in thousands)
Principal	$575,000	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(11,403)	(7,626)	(3,912)	(8,628)	(4,827)
Net carrying amount	$563,597	$739,874	$546,088	$738,872	$545,173

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended June 30, 2025
	2031 Notes	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$2,515	$4,204	$3,437	$10,156
Amortization of debt discount and issuance costs	474	502	460	1,436
Total interest and amortization expense	$2,989	$4,706	$3,897	$11,592

Effective interest rate	2.1%	2.6%	2.8%

	Three Months Ended June 30, 2024
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$4,204	$3,437	$7,641
Amortization of debt discount and issuance costs	490	447	937
Total interest and amortization expense	$4,694	$3,884	$8,578

Effective interest rate	2.6%	2.8%

	Six Months Ended June 30, 2025
	2031 Notes	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$3,354	$8,409	$6,875	$18,638
Amortization of debt discount and issuance costs	631	1,002	915	2,548
Total interest and amortization expense	$3,985	$9,411	$7,790	$21,186

Effective interest rate	2.1%	2.6%	2.8%

	Six Months Ended June 30, 2024
	2029 Notes	2027 Notes	Total
	(in thousands)
Contractual interest expense	$8,409	$6,875	$15,284
Amortization of debt discount and issuance costs	977	891	1,868
Total interest and amortization expense	$9,386	$7,766	$17,152

Effective interest rate	2.6%	2.8%

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2025, interest payable on the 2031 Notes, 2029 Notes and 2027 Notes amounted to $3.4 million, $7.0 million and $4.0 million, respectively. As of December 31, 2024, interest payable on the 2029 Notes and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Other current liabilities” in our condensed consolidated balance sheets.

Future minimum payments under the Notes as of June 30, 2025 are as follows:

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

These Capped Call instruments meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a reduction to additional paid-in capital of approximately $61.3 million and $49.3 million for the years ended December 31, 2021 and 2020, respectively, related to the premium payments for the Capped Call Transactions.

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 28, 2025, the Company fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal of the Initial Term Loan, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million.

The balances of our borrowing under the Amended Financing Agreement consisted of the following:

December 31, 2024
(in thousands)
Principal value of term loan under the Amended Financing Agreement	$450,000
Debt discount, issuance costs and exit fee accretion	(12,663)
Term loan, net	$437,337

For the six months ended June 30, 2025, we recognized interest expense related to the Amended Financing Agreement of $8.5 million of which $0.5 million relates to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2024, we recognized interest expense related to the Amended Financing Agreement of $14.3 million and $26.2 million, respectively, of which $0.7 million and $1.4 million, respectively, relates to amortization of debt discount and issuance costs.

10.
Deferred Royalty Obligations, net

Royalty Interest Purchase and Sale Agreement

On June 27, 2025 (the “Closing Date”), the Company and its subsidiary Eidos Therapeutics, Inc. (“Eidos”) entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of Healthcare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Royalty Agreement Purchasers”).

Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer (as described in Note 11), Eidos and the other subsidiaries of the Company party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and one of the other Company’s subsidiaries, BridgeBio International GmbH. In consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.

In addition, the Company and Eidos granted the Purchaser Representative, for the benefit of the Royalty Agreement Purchasers, a security interest in specific assets related to the Purchased Royalty Payment. The Royalty Purchase Agreement also contains certain representations and warranties, indemnification obligations, events of default and other provisions that are customary for transactions of this nature.

Upon the occurrence of a change of control of the Company, the successor entity has an option to either (a) assume the obligations of the Company and/or Eidos under the Royalty Purchase Agreement or (b) pay the Royalty Agreement Purchasers an amount equal to the then-applicable hard cap, less total payments already made to the Royalty Agreement Purchasers, plus any other amounts payable under the Royalty Purchase Agreement (the “Change of Control Payment”), upon payment of which no further payments will be due to the Royalty Agreement Purchasers or the Purchaser Representative under the Royalty Purchase Agreement.

If an event of default occurs and is continuing, Eidos is required to immediately pay the Change of Control Payment to the Royalty Agreement Purchasers.

We have evaluated the terms of the Royalty Purchase Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt, with the short-term portion presented as part of “Other current liabilities” and the long-term portion presented as part of “Deferred royalty obligation, net” on our condensed

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated balance sheets. We recognized net cash proceeds of $297.0 million in June 2025, after deducting debt issuance costs of $3.0 million.

Funding Agreement

On January 17, 2024, the Company and its subsidiaries, Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent.

Pursuant to the Funding Agreement, the Funding Agreement Purchasers agreed to pay to the Company $500.0 million (net of certain transaction expenses) (the “Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, the “Funding Date”).

In return, the Company granted the Funding Agreement Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (the “Net Sales”). Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Funding Agreement Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Funding Agreement Purchasers, a security interest in specific assets related to acoramidis.

The Funding Agreement Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Funding Agreement Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (the “Cap Amount”) and (b) a buy-out payment (the “Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change of control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement, the Purchasers may elect to require the Seller Parties to make the Buy-Out Payment and the Funding Agreement will be terminated upon payment in-full of the Seller Parties’ obligations under the Funding Agreement (including the Buy-Out Payment and all reimbursable expenses). The Funding Agreement will also terminate upon customary events.

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize acoramidis, providing the Funding Agreement Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding Agreement. The Funding Agreement also contains certain representations and warranties, indemnification obligations, put-option events and other provisions that are customary for transactions of this nature.

Following the FDA approval of Attruby on November 22, 2024, the Company received gross proceeds of $500.0 million under the Funding Agreement in December 2024.

We have evaluated the terms of the Funding Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as part of “Deferred royalty obligations, net” on our condensed consolidated balance sheets. The Company recognized net cash proceeds of $472.5 million in December 2024, after deducting debt discount and issuance costs paid in cash of $27.5 million.

We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $35.6 million and $41.1 million as of June 30, 2025 and December 31, 2024, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.

In connection with the Royalty Purchase Agreement described above, the Funding Agreement was amended on June 27, 2025. All terms and conditions of the Funding Agreement remain substantially unchanged.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional Information Related to the Deferred Royalty Obligations, net

The carrying value balances of our deferred royalty obligations, net under the Funding Agreement and the Royalty Purchase Agreement consisted of the following:

	June 30, 2025
	Funding Agreement	Royalty Purchase Agreement	Total
	(in thousands)
Carrying value of deferred royalty obligations, net	$544,840	$299,321	$844,161
Fair value of embedded derivative liability	35,592	—	35,592
Unamortized debt discount and issuance costs	(62,790)	(3,004)	(65,794)
Deferred royalty obligations, net	$517,642	$296,317	$813,959

December 31, 2024
Funding Agreement
(in thousands)
Carrying value of deferred royalty obligation, net	$507,114
Fair value of embedded derivative liability	41,091
Unamortized debt discount and issuance costs	(69,114)
Deferred royalty obligation, net	$479,091

The effective interest rate as of June 30, 2025 was 20.4% for the Funding Agreement. For the three and six months ended June 30, 2025, we recognized interest expense related to the Funding Agreement of $25.8 million and $49.8 million, respectively, of which $3.3 million and $6.3 million, respectively, relates to amortization of debt discount and issuance costs. As of June 30, 2025 and December 31, 2024, we recognized royalty interest payable related to the Funding Agreement of $3.9 million and $0.1 million, respectively, in “Other current liabilities” on our condensed consolidated balance sheets.

The effective interest rate as of June 30, 2025 was 10.8% for Royalty Purchase Agreement. For the three and six months ended June 30, 2025, we recognized interest expense related to the Royalty Purchase Agreement of $0.3 million, of which an immaterial amount relates to amortization of debt issuance costs. As of June 30, 2025, we recognized royalty interest payable related to the Royalty Purchase Agreement of $0.9 million in “Other current liabilities” on our condensed consolidated balance sheets.

11.
License and Collaboration Agreements

Bayer Exclusive License

On March 1, 2024, certain subsidiaries of the Company, including Eidos, BridgeBio International GmbH and BridgeBio Europe B.V., (collectively the “Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”).

Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, or March 26, 2024, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is comprised of the fixed and non-refundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramidis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license revenue during the six months ended June 30, 2025. We will continue to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on the net product revenue.

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
•
We are recognizing revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028. We recognized $0.4 million and $0.7 million, respectively, of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2025. We recognized $0.4 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2024.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Commercial Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization in the Licensed Territory under the Bayer License Agreement. Under the Bayer Commercial Supply Agreement, Bayer shall pay to BridgeBio B.V. a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product, which shall include the cost of the APIs used to manufacture the product and the packaging price.

In March 2025, BridgeBio B.V. and Bayer entered into an agreement (“Bayer API Supply Agreement”) for the manufacture and supply by BridgeBio B.V. to Bayer of API solely for the use in the commercialization in the Licensed Territory. The Bayer API Supply Agreement has an initial term ending in December 2026, which is consistent with the Bayer Commercial Supply Agreement. The Bayer Commercial Supply Agreement and the Bayer API Supply Agreement are collectively referred to as the “Bayer Supply Agreements”. We supplied immaterial amounts of product to Bayer under the Bayer Supply Agreements during the three and six months ended June 30, 2025, which are recorded in “License and services revenue” on our condensed consolidated statements of operations. We did not supply any product under the Bayer Supply Agreements during the three and six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, there were $3.9 million and nil, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheet. During the three and six months ended June 30, 2025, we recognized license and services revenue of $2.6 million and $78.6 million, respectively, under the Bayer License Agreement. During the three and six months ended June 30, 2024, we recognized license and services revenue of $0.4 million and $130.9 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of June 30, 2025 includes a deferred revenue balance of $2.8 million ($1.0 million presented as “Deferred revenue, current portion” and $1.8 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2024, includes a deferred revenue balance of $3.5 million ($1.3 million presented as “Deferred revenue, current portion” and $2.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.

Kyowa Kirin Exclusive License

On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a partnership wherein QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive development and sales milestone payments up to $81.4 million. In addition, QED is entitled to receive royalties up to the mid-twenties percent on sales of infigratinib in Japan.

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

We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which consisted of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2025. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration,

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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
•
We are recognizing revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the development services to extend through 2029. We recognized $3.5 million and $5.8 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2025, respectively. We recognized $1.3 million and $2.9 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2024, respectively.

In May 2024, QED and KKC negotiated a letter of agreement to commence manufacturing while a clinical supply agreement was in negotiation, and KKC agreed to reimburse QED the full cost incurred for manufacturing. On January 3, 2025, QED and KKC entered into a clinical supply agreement, which replaced the aforementioned letter of agreement. Under the clinical supply agreement, QED will manufacture and supply to KKC the clinical quantities of the Licensed Product, for development, including any and all clinical and non-clinical studies necessary for the filing of a New Drug Application, in the Field in the Territory. KKC shall pay QED a per unit price as defined in the clinical supply agreement. For the three and six months ended June 30, 2025, QED supplied immaterial amounts as part of the clinical agreement, which are recorded in “License and services revenue” on our condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, there were $0.1 million and an immaterial amount, respectively, of outstanding receivables relating to the KKC Agreement on our condensed consolidated balance sheets. During the three and six months ended June 30, 2025, we recognized license and services revenue of $4.0 million and $6.7 million, respectively, under the KKC Agreement. During the three and six months ended June 30, 2024, we recognized license and services revenue of $1.3 million and $72.1 million, respectively, under the KKC Agreement. Our condensed consolidated balance sheet as of June 30, 2025 includes a deferred revenue balance of $19.4 million ($8.5 million presented as “Deferred revenue, current portion” and $10.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $25.2 million ($10.3 million presented as “Deferred revenue, current portion” and $14.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.

License, Development and Commercialization Agreement with BMS

On May 12, 2022, BridgeBio and our subsidiary, Navire Pharma, Inc. (“Navire”), entered into an exclusive license, development and commercialization agreement with Bristol-Meyers Squibb Company (“BMS”) (the “Navire-BMS License Agreement”), pursuant to which Navire granted BMS exclusive rights to develop and commercialize Navire’s product candidate, BBP-398, in all indications worldwide, except for the People’s Republic of China, Macau, Hong Kong, Taiwan, Thailand, Singapore, and South Korea (collectively, the “Asia Region”). The development and commercialization of BBP-398 within the Asia Region was governed under the Navire-LianBio License Agreement until the effective termination date of the Navire-LianBio License Agreement which occurred in June 2024. The Navire-BMS License Agreement expands an earlier agreement between Navire and BMS that was

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

executed in July 2021 to study BBP-398 in a combination therapy trial to treat advanced solid tumors with KRAS mutations (the “2021 Navire-BMS Agreement”). The Navire-BMS License Agreement does not alter the terms of the 2021 Navire-BMS Agreement.

In March 2024, we received written notice from BMS for the termination of the Navire-BMS License Agreement effective June 2024, and all rights and obligations thereunder. In April 2024, Navire and BMS entered into a Clinical Collaboration Termination Agreement which terminated the 2021 Navire-BMS Agreement. Navire and BMS agreed to pursue reasonable efforts to wind down activities under both the Navire-BMS License Agreement and the 2021 Navire-BMS Agreement. As a result of the termination, Navire is no longer entitled to any future unearned development, regulatory or sales-based milestone and royalty payments. However, we may in the future be eligible to receive earned payments for any milestones already achieved prior to termination, as well as for achieving any milestones while closing out the remaining services.

Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Based on the terms of the Navire-BMS License Agreement, Navire was to continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS was to lead and fund all other development and commercialization activities. Navire was fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties are sharing all research and development costs equally for this trial until all activities are complete, which is expected in the second half of 2025. We recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development” expenses until the date of termination and subsequently within “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.

In 2022, we determined that the Navire-BMS License Agreement was within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following distinct performance obligations in the agreement:

•
an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•
research and development services to complete the Phase 1 Trials for BBP-398.

The initial transaction price of $90.0 million was allocated to the above performance obligations, of which $70.2 million was recognized in 2022 for the upfront transfer of the license; and the remaining $19.8 million was recognized over time using an input method to measure progress by utilizing costs incurred to date relative to total expected research and development costs to complete the Phase 1 Trials of BBP-398 through the termination of the Navire-BMS License Agreement, effective in June 2024.

For the six months ended June 30, 2024, we recognized $9.9 million in “License and services revenue” relating to the Navire-BMS License Agreement. As of June 30, 2025 and December 31, 2024, there were no remaining balances in deferred revenue on our condensed consolidated balance sheets.

License Agreement with Alexion

In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as “License and services revenue”, and in June 2025, Eidos received the $30.0 million regulatory milestone payment. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third-parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

Eidos also entered into a stock purchase agreement with Alexion in September 2019, under which Eidos sold to Alexion 556,173 shares of Eidos common stock at a price per share of $44.95, for an aggregate purchase price of approximately $25.0 million. The excess of the purchase price over the value of the Eidos shares, determined based on the closing price of a share of Eidos’ common stock of $41.91 as reported on Nasdaq as of the date of execution, was $1.7 million and recognized in revenue as part of the upfront payment as discussed below.

Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

product using its own resources. Eidos received the $25.0 million upfront fee and $1.7 million premium paid for Eidos’ stock for a total upfront payment of $26.7 million upon the effective date of the license agreement in September 2019.

In November 2024, BridgeBio and Alexion entered into a commercial supply agreement for the manufacture and supply of the Licensed Product for commercial use in the Territory. BridgeBio entered into the agreement as BridgeBio is the entity responsible for the commercialization of the Licensed Product. Under the commercial supply agreement, Alexion shall pay to BridgeBio a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product. BridgeBio supplied immaterial amounts of commercial product to Alexion during the three and six months ended June 30, 2025, which are recorded in “License and services revenue” on our condensed consolidated statements of operations.

Additionally, in October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received of $3.0 million, to be used by Eidos to cover any out-of-pocket costs and employee costs incurred by Eidos. This initial payment was deferred upon receipt, and revenue is recognized over time relating to the research and development services for the ongoing clinical trial. During the three and six months ended June 30, 2025, there were immaterial costs incurred under the ACT-EARLY clinical trial in Japan.

As of June 30, 2025 and December 31, 2024, the receivables relating to the Eidos-Alexion License Agreement on our condensed consolidated balance sheets were $1.0 million and $0.6 million, respectively. During the three and six months ended June 30, 2025, we recognized license and services revenue of $31.0 million and $32.0 million, respectively, under the Eidos-Alexion License Agreement. During the three and six months ended June 30, 2024, we recognized an immaterial amount of license and services revenue under the Eidos-Alexion License Agreement. Our condensed consolidated balance sheet as of June 30, 2025 includes a deferred balance of $3.0 million ($1.0 million presented as “Deferred revenue, current portion” and $2.0 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial. Our condensed consolidated balance sheet as of December 31, 2024 includes $3.0 million presented as “Deferred revenue, current portion” as it was determined at that time the expenses would be incurred within a year.

12.
In-licensing and Other Research and Development Agreements

Stanford License Agreement

In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Stanford University, relating to Eidos’ drug discovery and development initiatives. Under this agreement and its amendments, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of non-royalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.

Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the three and six months ended June 30, 2025, we incurred $2.4 million and $6.9 million, respectively, of license fees payable to Stanford University, which were related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 11) as well as the regulatory milestone achieved in May 2025 under the Eidos-Alexion License Agreement (refer to Note 11). These license fees were capitalized as finite-lived intangible assets (refer to Note 7). In addition, during the three and six months ended June 30, 2025 we incurred $1.1 million and $1.7 million, respectively, in royalties on net product revenue of Attruby and Beyonttra. For the six months ended June 30, 2024, we incurred and paid $8.1 million of license fees due to Stanford University related to the Company entering into an exclusive license agreement with Bayer in March 2024.

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

For the six months ended June 30, 2025, $1.2 million was incurred in research and development expenses in connection with the Resilience Agreements prior to termination. For the three and six months ended June 30, 2024, $0.4 million and $0.9 million, respectively, was incurred in research and development expenses, which was net of $0.5 million and $1.1 million, respectively, in cost sharing credits received in connection with the Resilience Agreements.

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

The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Straight-line operating lease costs	$1,236	$1,024	$2,230	$2,093
Finance lease costs	92	100	187	201
Variable lease costs	1,074	1,477	2,480	3,490
Total lease cost	$2,402	$2,601	$4,897	$5,784

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,117	$2,981
Operating cash flows for finance lease	229	222
Operating lease right-of-use assets obtained in exchange for operating lease obligations	2,259	1,292

Supplemental information related to the remaining lease term and discount rate are as follows:

	June 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	3.3	4.0
Finance lease	0.6	1.6
Weighted-average discount rate
Operating leases	6.4%	6.2%
Finance lease	6.6%	6.6%

As of June 30, 2025, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2025	$2,781
Year ending December 31:
2026	3,939
2027	461
2028	464
2029	498
2030	498
Thereafter	956
Total future minimum lease payments	9,597
Imputed interest	(790)
Total	$8,807

Reported as of June 30, 2025
Operating lease liabilities, current portion	$4,782
Operating lease liabilities, net of current portion	4,025
Total operating lease liabilities	$8,807

No impairment loss was recognized during the three and six months ended June 30, 2025. The impairment loss recognized was not material for the three and six months ended June 30, 2024.

14.
Public Offerings

2023 Shelf Registration Statement and ATM Agreement

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of June 30, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

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

15.
Stock-Based Compensation

Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of goods sold	$126	$—	$217	$—
Research and development	14,000	4,937	25,255	17,716
Selling, general and administrative	23,213	16,471	41,211	32,542
Restructuring, impairment and related charges	—	43	46	43
Total stock-based compensation	$37,339	$21,451	$66,729	$50,301

We recorded $0.1 million and $3.6 million of stock-based compensation expense for the three and six months ended June 30, 2025, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded nil and $11.8 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. During the three and six months ended June 30, 2025, $1.1 million and $1.9 million, respectively, of stock-based compensation expense was capitalized to inventories.

Equity-Based Awards of BridgeBio

In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares of common stock authorized for issuance by 6,500,000 shares. In June 2025, our stockholders further approved an amendment and restatement of the 2021 A&R Plan to, among other things, increase the number of shares of common stock authorized for issuance by 5,000,000 shares. As of June 30, 2025, 10,160,349 shares and 891,435 shares were reserved for future issuances under the 2021 A&R Plan and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. Pursuant to the Merger Transactions, we also reserved 2,802,644 shares specifically under the Eidos Award Exchange in 2021 (the “Eidos

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

2020 Stock and Equity Award Exchange Program (Exchange Program)

On April 22, 2020, we completed our 2020 Stock and Equity Award Exchange Program (the “Exchange Program”) for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated in December 2021 into the 2021 A&R Plan and further amended and restated in June 2024 and in June 2025, respectively, as mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.

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

For the three and six months ended June 30, 2025, we recognized an immaterial amount of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2025. For the three and six months ended June 30, 2024, we recognized reversals of $8.9 million and $8.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards as of June 30, 2024 as the obligation was no longer determined to be probable. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of June 30, 2025.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Option Grants

The following table summarizes BridgeBio’s stock option activity under the Plans for the six months ended June 30, 2025:

	Options Outstanding		Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024		12,499,883
Regular equity program	11,172,627		$25.76	6.2	$78,764
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	313,081		$2.20	4.3	$7,995
Granted		180,733
Regular equity program	180,733		$38.59
Exercised		(473,820)
Regular equity program	(376,191)		$23.08
Eidos Awards Exchange	(92,554)		$10.72
Exchange Program	(5,075)		$1.39
Cancelled		(7,183)
Regular equity program	(7,183)		$36.37
Outstanding as of June 30, 2025		12,199,613
Regular equity program	10,969,986		$26.06	5.8	$205,275
Eidos Awards Exchange	921,621		$14.53	3.8	$26,408
Exchange Program	308,006		$2.22	3.8	$12,616
Exercisable as of June 30, 2025		10,912,545
Regular equity program	9,685,338		$26.41	5.5	$179,865
Eidos Awards Exchange	921,621		$14.53	3.8	$26,408
Exchange Program	305,586		$2.21	3.8	$12,519

The options granted to employees and non-employees are exercisable at the closing price as reported on the Nasdaq Global Select Market of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 was $30.15.

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2025 was $8.0 million.

For the three and six months ended June 30, 2025, we recognized stock-based compensation expense of $4.2 million and $8.6 million, respectively, related to stock options under the Plans. For the three and six months ended June 30, 2024, we recognized stock-based compensation expense of $5.9 million and $12.2 million, respectively, related to stock options under the Plans. As of June 30, 2025, there was $19.0 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)

The following table summarizes BridgeBio’s RSU activity under the Plans for the six months ended June 30, 2025:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	10,272,798	$21.91
Granted	4,111,660	$33.95
Vested	(1,940,507)	$22.33
Cancelled	(591,178)	$21.08
Balance as of June 30, 2025	11,852,773	$26.06

The RSUs have a service condition and generally vest over a period of two to four years.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-Based Milestone Awards

Apart from the milestone awards under the Exchange Program described above, we also have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.4 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2025. For the three and six months ended June 30, 2024, we recognized $(1.0) million and $0.9 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of June 30, 2024; these amounts include reversals totaling $1.6 million as the obligation was no longer determined to be probable. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of June 30, 2025.

Performance-Based RSUs

In March 2025, the Company approved and granted performance restricted stock units under the 2021 A&R Plan to certain officers and employees with vesting based on achievement of positive top-line readout metric in targets (“performance-based RSUs”), which are subject to the continued service of the officers and employees through the applicable vesting date and are subject to accelerated vesting upon a change in control event. We recognize such contingent stock-based compensation expense when the top-line readout metric targets are probable of achievement. For the three and six months ended June 30, 2025, we recognized stock-based compensation cost of $0.7 million and $0.8 million, respectively, associated with performance-based RSUs whereby the top-line readout metric targets are probable of achievement as of June 30, 2025. As of June 30, 2025, 194,943 performance-based RSUs were outstanding with a weighted average grant date fair value of $33.75. As of June 30, 2025, there was $5.8 million of total unrecognized compensation cost related to performance-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.1 years.

Market-Based RSUs

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

For the three and six months ended June 30, 2025, we recognized $1.0 million and $2.0 million, respectively, of stock-based compensation expense related to market-based RSU awards. For the three and six months ended June 30, 2024, we recognized $2.4 million and $4.8 million, respectively, of stock-based compensation expense related to market-based RSU awards. As of June 30, 2025, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. As of June 30, 2025, there was $0.5 million of total unrecognized compensation cost related to market-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 0.1 years.

2019 Employee Stock Purchase Plan

On June 22, 2019, we adopted the 2019 Employee Stock Purchase Plan, which became effective on June 25, 2019 and was amended and restated effective as of December 12, 2019. The ESPP initially reserves and authorizes the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, by the lower of: (i) 1% of the outstanding

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

number of shares of common stock on the immediately preceding December 31, (ii) 2,000,000 shares or (iii) such lesser number of shares as determined by the Compensation Committee.

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

For the six months ended June 30, 2025 and 2024, employees purchased 156,097 shares and 93,344 shares for $3.2 million and $2.4 million, respectively, under our ESPP. For the three and six months ended June 30, 2025, stock-based compensation expense related to our ESPP was $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2024, stock-based compensation expense related to our ESPP was $0.5 million and $1.1 million, respectively. As of June 30, 2025, 3,205,677 shares were reserved for future issuance under the ESPP.

Valuation Assumptions

We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the six months ended June 30, 2025, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.0	0.5
Expected volatility	94.0% - 94.7%	52.0% - 60.9%
Risk-free interest rate	4.1%	4.3% - 5.0%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$30.15	$11.88

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

Upon entering into the Bayer License Agreement and termination of the Navire-BMS License Agreement in March 2024 (refer to Note 11 for details regarding these transactions) and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring plans included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate that remaining restructuring charges associated with previously announced programs are immaterial, consisting primarily of wind-down costs, exit costs, and other related expenses. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

“Restructuring, impairment and related charges” included on our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Winding down, exit and other related costs	$712	$2,353	$1,146	$3,517
Severance and employee-related costs	93	538	229	2,503
Long-lived assets impairments and write-offs	—	—	—	271
Total	$805	$2,891	$1,375	$6,291

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity related to the restructuring liabilities associated with our restructuring plans for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance	$1,848	$55
Restructuring, impairment and related charges	1,375	6,291
Cash payments	(2,648)	(3,121)
Noncash activities	(49)	(318)
Ending balance	$526	$2,907

Restructuring liabilities are presented on our condensed consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts payable	$81	$330
Accrued compensation and benefits	103	332
Accrued research and development liabilities	314	1,020
Other current liabilities	28	166
Total	$526	$1,848

17.
Income Taxes

BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. Income tax expense for the three and six months ended June 30, 2025 was $2.1 million. There was no provision for income tax for the three and six months ended June 30, 2024.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. The impact on current and deferred taxes for tax law changes, if any, will be reported in continuing operations in the third quarter which includes the enactment date. The Company has done a preliminary analysis of the changes impacting the Company’s business and has determined that the aggregate impact would reduce the projected current tax expense to zero or an immaterial amount. As a result of the Company’s valuation allowance, any changes to the Company’s deferred tax assets would not have a material impact to the Company’s condensed consolidated financial statements. We will continue to assess the tax accounting impacts, as well as the various state legislation and conformity rules, as more information is made available and will record the tax impact, if any, in the third quarter of 2025.

BRIDGEBIO PHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.
Net Loss Per Share

Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and six months ended June 30, 2025 and 2024, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of June 30,
	2025	2024
Unvested RSUs	11,852,773	10,554,840
Unvested performance-based RSUs	194,943	3,326
Unvested market-based RSUs	375,000	375,000
Common stock options issued and outstanding	12,199,613	12,677,357
Estimated shares issuable under performance-based milestone compensation arrangements	1,681,209	3,811,055
Estimated shares issuable under the ESPP	112,977	106,012
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	—
	58,542,256	48,108,883

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

We currently have one commercial product and multiple product candidates in late-stage development. Our commercial product received FDA approval on November 22, 2024 as AttrubyTM , and it received approval as BeyonttraTM from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), and (iii) the United Kingdom Medicines and Healthcare Products Regulatory Agency in UK in April 2025.

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity (“VIE model”), or the voting interest entity (“VOE model”). To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. On November 22, 2024 we received FDA approval of Attruby (acoramidis), and initiated the commercial launch of Attruby in the United States. This was subsequently followed by the approval of Beyonttra with regulatory agencies in the EU, Japan and the UK in February, March and April 2025, respectively. During the six months ended June 30, 2025 we have generated net product revenue of $108.2 million. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements, and net product revenue.

We have incurred significant operating losses since our inception. For the six months ended June 30, 2025 and 2024, we incurred net losses of $353.4 million and $111.7 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for acoramidis, and the development and eventual commercialization of our other product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.

On June 27, 2025 (the “Closing Date”), we and our subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of Healthcare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Purchasers”).

Pursuant to the Royalty Purchase Agreement, Eidos sold to the Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the European Union (“EU”) and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer Consumer Care AG (“Bayer”), Eidos and our other subsidiaries party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and our other subsidiary, BridgeBio International GmbH. In consideration for the sale of the Purchased Royalty Payment, the Purchasers agreed to pay Eidos $300.0 million in cash (“Purchase Price”), which was funded in full on the Closing Date. The Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.

On January 17, 2024, we and our subsidiaries, Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent. In connection with the Royalty Purchase Agreement described above, the Funding Agreement was amended on June 27, 2025. All terms and conditions of the Funding Agreement remain substantially unchanged.

On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to an Indenture dated February 28, 2025 (the “2031 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2031 Notes Trustee”), in a private offering to qualified institutional buyers (the “2025 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2031 Notes issued in the 2025 Note Offering include $75.0 million aggregate principal amount of 2031 Notes sold to the initial purchasers (the “2031 Notes Initial Purchasers”) pursuant to the exercise in full of the 2031 Notes Initial Purchasers’ option to purchase additional 2031 Notes. We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million of the net proceeds from the 2025 Note Offering to pay for the repurchase of 1,405,411 shares of BridgeBio’s common stock and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, as defined below, and pay any fees related thereto.

On January 17, 2024, we entered into a Financing Agreement with each of the guarantors, which was amended on February 12, 2024 (the “Financing Agreement”) and June 20, 2024 (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). On February 28, 2025, we fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million. Refer to Note 9 of our notes to the condensed consolidated financial statement section for additional details regarding this agreement and transaction.

On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer, a wholly-owned subsidiary of Bayer AG, to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved and recognized as “License and services revenue” in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

In September 2019, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Unlimited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million, and following pricing approval from the National Health Insurance in Japan in May 2025, Eidos received a regulatory milestone payment of $30.0 million, which was recognized as “License and services revenue” in June 2025. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. The impact on current and deferred taxes for tax law changes, if any, will be reported in continuing operations in the third quarter which includes the enactment date. We have performed a preliminary analysis of the changes impacting our business and have determined that the aggregate impact would reduce the projected current tax expense to zero or an immaterial amount. As a result of our valuation allowance, any changes to our deferred tax assets would not have a material impact to our condensed consolidated financial statements. We will continue to assess the tax accounting impacts, as well as the various state legislation and conformity rules, as more information is made available and will record the tax impact, if any, in the third quarter of 2025.

Results of Operations

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues, net	110,565	2,168	227,198	213,288
Total cost of revenues	3,653	598	6,292	1,196
Research and development	111,231	114,695	222,662	255,667
Selling, general and administrative	129,154	59,523	235,519	125,330
Restructuring, impairment and related charges	805	2,891	1,375	6,291
Loss from operations	(134,278)	(175,539)	(238,650)	(175,196)
Interest income	3,898	5,195	9,283	9,270
Interest expense	(37,637)	(22,937)	(79,778)	(46,408)
Gain on deconsolidation of a subsidiary	—	126,294	—	126,294
Losses on extinguishments of debt	—	—	(21,155)	(26,590)
Net loss from equity method investments	(20,189)	(7,925)	(35,745)	(7,925)
Other income (expense), net	6,548	(632)	14,779	8,851
Income tax expense	2,100	—	2,100	—
Net loss	(183,758)	(75,544)	(353,366)	(111,704)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	1,855	2,088	4,041	3,032
Net loss attributable to common stockholders of BridgeBio	(181,903)	(73,456)	(349,325)	(108,672)

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$748,953	$681,101
Marketable securities	7,939	—
Total cash, cash equivalents and marketable securities	$756,892	$681,101

As of June 30, 2025, we have cash, cash equivalents and marketable securities of $756.9 million, compared to cash and cash equivalents of $681.1 million as of December 31, 2024.

Revenues, Net

The following table summarizes our revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
License and services revenue	$37,440	$2,168	$35,272	$117,130	$213,288	$(96,158)
Net product revenue	71,501	—	71,501	108,240	—	108,240
Royalty revenue	1,624	—	1,624	1,828	—	1,828
Total revenues, net	$110,565	$2,168	$108,397	$227,198	$213,288	$13,910

Total revenues, net increased by $108.4 million for the three months ended June 30, 2025, compared to the same period in 2024, which consisted of an increase of $71.5 million in net product revenue, an increase of $35.3 million in license and services revenue, and an increase in royalty revenue of $1.6 million. Total revenues, net increased by $13.9 million for the six months ended June 30, 2025, compared to the same period in 2024, which consisted of an increase of $108.2 million in net product revenue and an increase of $1.8 million in royalty revenue, partially offset by a decrease of $96.1 million in license and services revenue.

License and services revenue increased for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the achievement of a regulatory milestone of $30.0 million recognized under the Eidos-Alexion License Agreement. The remaining change in license and services revenue was primarily driven by incremental service revenue recognized on the non-refundable upfront payments received in 2024 from the Bayer License Agreement and the KKC Agreement (as described in Note 11 to our condensed consolidated financial statements).

License and services revenue decreased for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to recognition of $202.9 million of upfront license fees and services revenue recognized in 2024 under the Bayer License Agreement and KKC Agreement. License and services revenue in 2025 primarily consisted of $105.0 million recognized for milestone achievements following approval of Beyonttra in the EU and pricing approval of Beyonttra in Japan. The remaining change in license and services revenue is primarily driven by incremental service revenue recognized on the non-refundable upfront payments received in 2024 as well as clinical and commercial product supply to our partners.

Net product revenue for the three and six months ended June 30, 2025 was $71.5 million and $108.2 million, respectively. This revenue was generated from the commercial sale of Attruby in the U.S. following FDA approval in November 2024.

Royalty revenue for the three and six months ended June 30, 2025 was $1.6 million and $1.8 million, respectively. This revenue relates to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.

The level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any. In addition, following the FDA approval of Attruby on November 22, 2024, we commercialized Attruby in the U.S. and anticipate our future revenue to primarily be generated from product sales. Furthermore, following the regulatory approvals of Beyonttra in the EU in February 2025, in Japan in March 2025 and in the UK in April 2025, we anticipate significant future royalty revenue to be generated from the commercial sales of Beyonttra by Bayer and Alexion.

Operating Costs and Expenses

Cost of Revenues

The following table summarizes our cost of revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Cost of license, services and royalty revenue	$805	$598	$207	$1,410	$1,196	$214
Cost of goods sold	2,848	—	2,848	4,882	—	4,882
Total cost of revenues	$3,653	$598	$3,055	$6,292	$1,196	$5,096

Cost of revenues increased by $3.1 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase of $2.8 million in cost of goods sold. Cost of revenues increased by $5.1 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase of $4.9 million in cost of goods sold.

Cost of license, services and royalty revenue for the three and six months ended June 30, 2025 and 2024, consists mainly of amortization of intangible assets associated with our license and collaboration agreements.

Cost of goods sold for the three and six months ended June 30, 2025 and 2024, consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue. We began incurring cost of goods sold following FDA approval and commercial launch of Attruby in November 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Research and development	$111,231	$114,695	$(3,464)	$222,662	$255,667	$(33,005)

Research and development expenses decreased by $3.5 million and $33.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease is primarily due to the effects of our divestment of two early-stage R&D affiliates in 2024, as their expenses are no longer reflected in the current periods.

The decrease of $3.5 million for the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $7.7 million decrease in external costs, a $1.8 million decrease in license fees, and a $3.1 million decrease in personnel-related expenses, partially offset by a $9.1 million increase in stock-based compensation expenses.

The decrease of $33.0 million for the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $20.0 million decrease in external costs, a $10.5 million decrease in license fees, and a $10.0 million decrease in personnel-related expenses, partially offset by a $7.5 million increase in stock-based compensation expenses.

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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Acoramidis for the treatment and primary prevention of ATTR-CM	$28,269	$36,798	$52,661	$76,540
Infigratinib for achondroplasia and hypochondroplasia	30,191	22,098	58,125	43,283
BBP-418 for LGMD2I/R9	11,243	10,773	25,452	20,791
Encaleret for ADH1	13,128	10,608	28,587	23,152
Other development programs	10,536	9,693	21,966	41,977
Other research programs	17,864	24,725	35,871	49,924
Total	$111,231	$114,695	$222,662	$255,667

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$129,154	$59,523	$69,631	$235,519	$125,330	$110,189

Selling, general and administrative expenses increased by $69.6 million and $110.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

The increase of $69.6 million for the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $38.0 million increase in external costs and a $24.9 million increase in personnel-related expenses, largely due to our investments supporting our commercial launch and ongoing activities of Attruby, as well as a $6.7 million increase in stock-based compensation expenses.

The increase of $110.2 million for the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $53.6 million increase in personnel-related expenses and a $47.9 million increase in external costs, largely due to our investments supporting our commercial launch and ongoing activities of Attruby, as well as an $8.7 million increase in stock-based compensation expenses.

Restructuring, Impairment and Related Charges

The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Restructuring, impairment and related charges	$805	$2,891	$(2,086)	$1,375	$6,291	$(4,916)

As discussed in Note 16 to our condensed consolidated financial statements, in March 2024, upon entering into the Bayer License Agreement, termination of the Navire-BMS License Agreement (refer to Note 11 for details regarding these transactions), and our announced decision to cease pursuing development of BBP-631 for CAH in September 2024, we committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We estimate that our remaining restructuring charges for the already announced program are immaterial, consisting primarily of wind-down costs, exit costs and other related expenses as we are nearing completion of our restructuring initiatives. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net

Interest Income

The following table summarizes our interest income during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$3,898	$5,195	$(1,297)	$9,283	$9,270	$13

Interest income has historically consisted of interest income earned on our cash equivalents and marketable securities. Generally, increases and decreases in interest income during the three and six months ended June 30, 2025 and 2024 are attributable to changes in the interest-bearing average balances of our cash equivalents and fluctuations in interest rates.

Interest Expense

The following table summarizes our interest expense during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest expense	$(37,637)	$(22,937)	$(14,700)	$(79,778)	$(46,408)	$(33,370)

Interest expense consists primarily of interest expense incurred under our 2031 Notes issued in February 2025, our 2029 Notes issued in January 2021, and our 2027 Notes issued in March 2020 as well as our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement. Refer to Notes 9 and 10 to our condensed consolidated financial statements.

Our outstanding term loan principal balance under our Amended Financing Agreement was fully repaid on February 28, 2025 upon receiving proceeds from the 2031 Notes. Refer to the Liquidity and Capital Resources section below and Note 9 to our condensed consolidated financial statements.

Gain on Deconsolidation of a Subsidiary

The following table summarizes our gain on deconsolidation of a subsidiary during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of a subsidiary	$—	$126,294	$(126,294)	$—	$126,294	$(126,294)

On April 30, 2024, BBOT (as defined in Note 6 to our condensed consolidated financial statements), a majority-owned subsidiary of BridgeBio, completed a $200.0 million private equity financing with external investors. As a result of the private equity financing transaction, BridgeBio deconsolidated BBOT on April 30, 2024 and recognized a gain from deconsolidation of $126.3 million for the three and six months ended June 30, 2024. Refer to Note 6 for further details regarding the BBOT private equity financing transaction.

Losses on Extinguishments of Debt

The following table summarizes our losses on extinguishments of debt during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Losses on extinguishments of debt	$—	$—	$—	$(21,155)	$(26,590)	$5,435

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

Net Loss from Equity Method Investments

The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Net loss from equity method investments	$(20,189)	$(7,925)	$(12,264)	$(35,745)	$(7,925)	$(27,820)

Upon the deconsolidation of GondolaBio (as defined in Note 6 to our condensed consolidated financial statements) on August 16, 2024 and BBOT on April 30, 2024, we accounted for our investments in GondolaBio and BBOT using the equity method of accounting. For the three months ended June 30, 2025 we recorded net losses from the equity method investments in GondolaBio and BBOT of $9.1 million and $11.1 million, respectively. For the six months ended June 30, 2025 we recorded net losses from the equity method investments in GondolaBio and BBOT of $15.9 million and $19.8 million, respectively. For the three and six months ended June 30, 2024 we recorded net losses from the equity method investments in BBOT of $7.9 million. Refer to Note 6 to our condensed consolidated financial statements.

Other Income (Expense), Net

The following table summarizes our other income (expense), net during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Other income (expense), net	$6,548	$(632)	$7,180	$14,779	$8,851	$5,928

Other income (expense), net for the three months ended June 30, 2025 consists mainly of $1.5 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement (as described in Note 10 to our condensed consolidated financial statements), $3.0 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT (as described in Note 6 to our condensed consolidated financial statements), $2.3 million for special cash dividends to be received from an investment in equity securities (as described in Note 6 to our condensed consolidated financial statements), and $3.2 million net gains on foreign currency exposures, partially offset by certain other nonrecurring expenses. Other income (expense), net for the three months ended June 30, 2024 consists mainly of a $1.1 million disposition fee incurred under the Amended Financing Agreement in relation to the BBOT private equity financing transaction, partially offset by $0.8 million in other income recognized under the Transition Service Agreement (as defined in Note 6 to our condensed consolidated financial statements) with BBOT.

Other income (expense), net for the six months ended June 30, 2025 consists mainly of $5.5 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement (as described in Note 10 to our condensed consolidated financial statements), $6.1 million of other income recognized under the Transition Service Agreements with GondolaBio and BBOT (as described in Note 6 to our condensed consolidated financial statements), $2.3 million special cash dividends to be received from an investment equity securities (as described in Note 6 to our condensed consolidated financial statements), and $4.5 million net gains on foreign currency exposures, partially offset by certain other nonrecurring expenses. Other income (expense), net for the six months ended June 30, 2024 consists mainly of the net realized gain of $8.1 million from our investment in equity securities.

Income Tax Expense

The following table summarizes our income tax expense during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income tax expense	$2,100	$—	$2,100	$2,100	$—	$2,100

Income tax expense increased by $2.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to an increase in taxable income primarily generated from Attruby net product sales and net proceeds received under the Royalty Purchase Agreement.

Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$1,855	$2,088	$(233)	$4,041	$3,032	$1,009

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

Liquidity and Capital Resources

We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements. As of June 30, 2025, we have cash, cash equivalents and marketable securities of $756.9 million, including funds held by our wholly-owned subsidiaries and controlled entities, which are available only for specific entity usage. As of June 30, 2025, we have outstanding debt of $1.8 billion and deferred royalty obligations, net of $818.8 million, both of which are net of debt discount and issuance cost accretion.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2025 and 2024, we incurred net losses of $353.4 million and $111.7 million, respectively. We incurred net cash outflow from operations of $279.9 million and $144.8 million for the same periods, respectively. We had an accumulated deficit as of June 30, 2025 of $3.4 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, of Attruby or any of our other product candidates, even if any of our other product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate product sales sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2031 Notes, 2029 Notes, and 2027 Notes (refer to Note 9 to our condensed consolidated financial statements), our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement (refer to Note 10 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 13 to our condensed consolidated financial statements), accounts payable, accrued liabilities and the remaining liabilities under our restructuring initiative (refer to Note 16 to our condensed consolidated financial statements).

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

We expect our cash, cash equivalents, restricted cash and marketable securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of our commercialization of other products we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

In addition, we are closely monitoring ongoing developments in connection with economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of our commercialization of other products which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and marketable securities and, if circumstances warrant, we will make appropriate adjustments to our operating plan.

Sources of Liquidity

Receivables from licensing and collaboration agreements

On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into the Bayer License Agreement with Bayer to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license, effective upon the date that certain antitrust clearances have been obtained, to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million in May 2024 and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved and recognized as “License and services revenue” in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

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

In September 2019, Eidos entered into the Eidos-Alexion License Agreement with Alexion to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million, and in June 2025, Eidos received a regulatory milestone payment of $30.0 million following pricing approval from the National Health Insurance in Japan. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan.

Public offerings

In March 2024, we entered into an Underwriting Agreement (the “2024 Follow-on Agreement”) with J.P. Morgan Securities LLC, Cantor Fitzgerald & Co. and Mizuho Securities USA LLC, as representatives of several underwriters (collectively, the “2024 Underwriters”), relating to an underwritten public offering (the “2024 Follow-on offering”) of 8,620,690 shares of the our common stock, $0.001 par value per share, at a public offering price of $29.00 per share. We also granted the 2024 Underwriters a 30-day option to purchase, at the public offering price less underwriting discounts and commissions, up to an additional 1,293,103 shares of Common Stock, which the 2024 Underwriters exercised in full on the closing of the 2024 Follow-on offering. We paid the Underwriters a commission of 3.6% of the aggregate gross proceeds received from all sales of the common stock under the Follow-on Agreement. In March 2024, 9,913,793 shares (including the 1,293,103 shares issued upon exercise of the 2024 Underwriters’ option to purchase additional shares) were issued under the 2024 Follow-on Agreement, for net proceeds of $276.6 million, after deducting underwriting fees and commissions of $10.3 million and offering costs of $0.6 million.

In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of June 30, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Debt

As of June 30, 2025, we have borrowings under the 2031 Notes, the 2029 Notes, and the 2027 Notes, which are discussed below.

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

Deferred Royalty Obligations, net

Royalty Interest Purchase and Sale Agreement

On June 27, 2025 (the “Closing Date”), we and Eidos entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of Healthcare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Royalty Agreement Purchasers”).

Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer, Eidos and our other subsidiaries party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and our other subsidiary, BridgeBio International GmbH. In consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.

In addition, we and our subsidiary, Eidos, granted the Purchaser Representative, for the benefit of the Royalty Agreement Purchasers, a security interest in specific assets related to the Purchased Royalty Payment. The Royalty Purchase Agreement also contains certain representations and warranties, indemnification obligations, events of default and other provisions that are customary for transactions of this nature.

Upon the occurrence of a change of control of the Company, the successor entity has an option to either (a) assume the obligations of the Company and/or Eidos under the Royalty Purchase Agreement or (b) pay the Royalty Agreement Purchasers an amount equal to the then-applicable hard cap, less total payments already made to the Royalty Agreement Purchasers, plus any other amounts payable under the Royalty Purchase Agreement (the “Change of Control Payment”), upon payment of which no further payments will be due to the Royalty Agreement Purchasers or the Purchaser Representative under the Royalty Purchase Agreement.

If an event of default occurs and is continuing, Eidos is required to immediately pay the Change of Control Payment to the Royalty Agreement Purchasers.

Refer to Note 10 of our condensed consolidated financial statements for other details.

Funding Agreement

On January 17, 2024, we and Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent.

Pursuant to the Funding Agreement, the Funding Agreement Purchasers agreed to pay us $500.0 million (net of certain transaction expenses) (the “Investment Amount”) upon the first FDA approval of acoramidis, subject to certain conditions relating to the FDA approval and other customary conditions (such date of payment, the “Funding Date”).

In return, we granted the Funding Agreement Purchasers the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of acoramidis (the “Net Sales”). Under certain conditions relating to the sales performance of acoramidis, the rate of the Royalty Interest Payments may adjust to a maximum rate of 10% in 2027. Each Royalty Interest Payment will become payable to the Funding Agreement Purchasers on a quarterly basis after the Funding Date. In addition, the Seller Parties granted the collateral agent, for the benefit of the Funding Agreement Purchasers, a security interest in specific assets related to acoramidis.

The Funding Agreement Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Funding Agreement Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (the “Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount. In the event that a change of control (as customarily defined in the Funding Agreement) occurs on or after the effective date of the Funding Agreement, the Purchasers may elect to require the Seller Parties to make the Buy-Out Payment and the Funding Agreement will be terminated upon payment in-full of the Seller Parties’ obligations under the Funding Agreement (including the Buy-Out Payment and all reimbursable expenses). The Funding Agreement will also terminate upon customary events.

Following the FDA approval of Attruby on November 22, 2024, and in accordance with the Funding Agreement (as described below), we received net cash proceeds of $472.5 million after deducting debt discount and issuance costs paid of $27.5 million in December 2024.

Under the Funding Agreement, the Seller Parties are required to comply with various covenants, including using commercially reasonable efforts to obtain regulatory approval for and commercialize acoramidis, providing the Funding Agreement Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and providing notices upon the occurrence of certain events, each as agreed under the Funding Agreement. The Funding Agreement also contains certain representations and warranties, indemnification obligations, put-option events and other provisions that are customary for transactions of this nature.

In connection with the Royalty Purchase Agreement described above, the Funding Agreement was amended on June 27, 2025. All terms and conditions of the Funding Agreement remain substantially unchanged.

Refer to Note 10 of our condensed consolidated financial statements for other details.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(279,916)	$(144,834)	$(135,082)
Net cash provided by (used in) investing activities	(14,597)	25,792	(40,389)
Net cash provided by financing activities	362,369	273,819	88,550
Net increase (decrease) in cash, cash equivalents and restricted cash	$67,856	$154,777	$(86,921)

Net Cash Flows Used in Operating Activities

Net cash used in operating activities was $279.9 million for the six months ended June 30, 2025 and consisted of our net loss of $353.4 million, adjustments for non-cash items totaling $170.2 million, and net cash outflow of $96.7 million related to changes in operating assets and liabilities. The adjustments for non-cash items totaling $170.2 million primarily included $63.1 million in stock-based compensation expense, $53.1 million in accretion of debt, $21.2 million in losses on extinguishments of debt from the repayment of the term loan under the Amended Financing Agreement, and net loss from equity method investments of $35.7 million. The net cash outflow of $96.7 million related to changes in operating assets and liabilities was attributed mainly to an increase of $72.1 million in accounts receivable, net primarily related to receivables for net product revenues, an increase of $16.6 million in inventories, an increase of $22.7 million for prepaid expenses and other current assets, a decrease of $15.6 million in accrued compensation and benefits, and a decrease in deferred revenue of $6.5 million, partially offset by an increase in accounts payable of $16.5 million, which are primarily due to the timing of payments, and an increase in other current liabilities of $26.6 million.

Net cash used in operating activities was $144.8 million for the six months ended June 30, 2024, consisting primarily of our net loss of $111.7 million, adjusted for non-cash items totaling $54.4 million, which primarily includes a $126.3 million net gain on the deconsolidation of a subsidiary, $8.1 million net realized gain from investment in equity securities, offset by $38.5 million in stock-based compensation expense, $26.6 million in losses on extinguishments of debt from the repayment of the term loan under the Amended Loan Agreement, net loss from equity method investment of $7.9 million, and $3.7 million in accretion of debt, and $21.3 million in net cash inflow related to changes in operating assets and liabilities. The $21.3 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $22.2 million primarily related to the Bayer License Agreement and the KKC Agreement, an increase of $8.9 million in accounts payable, and an increase of $7.1 million in accrued research and development liabilities, partially offset by a decrease of $8.4 million in accrued compensation and benefits and a decrease in prepaid expenses and other current assets of $6.5 million, which are primarily due to timing of payments.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $14.6 million for the six months ended June 30, 2025, attributable primarily to purchases of marketable securities of $7.9 million and the aggregate payments made to Foundation Medicine, Inc. and Stanford University for intangible assets of $6.1 million.

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

Net Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $362.4 million for the six months ended June 30, 2025, consisting primarily of $575.0 million in proceeds from the issuance of 2031 Notes, $300.0 million in gross cash proceeds from the royalty obligation under the Royalty Purchase Agreement, and $9.7 million in proceeds from stock option exercises (net of repurchases), partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, $12.0 million payment of issuance costs and discounts associated with the 2031 Notes, and $2.0 million payment of issuance costs associated with the royalty obligation under the Royalty Purchase Agreement.

Net cash provided by financing activities was $273.8 million for the six months ended June 30, 2024, consisting primarily of $450.0 million in proceeds from the term loan under the Amended Financing Agreement, $314.8 million in net proceeds from the issuance of common stock through public offerings, and partially offset by $473.4 million repayment of the term loan under the Amended Loan Agreement, and $16.0 million in issuance costs and discounts associated with the Amended Financing Agreement.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 of our condensed consolidated financial statements as of and for the six months ended June 30, 2025.

Recent Accounting Pronouncements

There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, we held cash, cash equivalents and marketable securities of $756.9 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested U.S. treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.

As of June 30, 2025, our 2031 Notes, 2029 Notes and 2027 Notes had principal balances of $575.0 million, $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, we implemented newly designed internal controls as a result of the commercial launch of Attruby and Beyonttra. The new controls were integrated into our existing internal control over financial reporting framework and are designed to ensure the accuracy and completeness of financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. Other than the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on April 29, 2025, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

None.

(b) Material Changes to Nomination Procedures

None.

(c) Director and Officer Trading Plans and Arrangements

On May 8, 2025, Dr. Charles J. Homcy, a member of our Board of Directors, adopted a trading plan (the “Homcy Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the potential sale of a maximum of 300,000 shares of our common stock. Dr. Homcy is not permitted to transfer, sell or otherwise dispose of any shares under the Homcy Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Homcy

Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Homcy Trading Plan is adopted; or (b) the 121st day after the adoption date. The Homcy Trading Plan is expected to remain in effect until the earlier of (a) March 8, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth on Addendum A of the Homcy Trading Plan have expired; (c) as soon as practicable following the date on which Dr. Homcy gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Homcy Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Homcy Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Homcy Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Dr. Homcy that would result in a modification or change to the amount, price or timing of the sale of shares under the Homcy Trading Plan but the requirements for a modification of the Homcy Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

On June 27, 2025, Randal W. Scott, Ph.D., a member of our Board of Directors, adopted a trading plan (the “Scott Trading Plan”), intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Scott Trading Plan provides for the potential sale of a maximum of (i) 51,501 shares of our employee stock options held by Dr. Scott, and (ii) 100% of net vested shares of our RSUs to be issued to Dr. Scott upon vesting of his RSUs on June 20, 2026. On the date when the Scott Trading Plan was adopted, Dr. Scott held no such net vested shares. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Scott is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of his RSUs on the vesting date. Dr. Scott is not permitted to transfer, sell or otherwise dispose of any shares under the Scott Trading Plan until the later of (i) November 17, 2025, (ii) the 91st day after the adoption date of the Scott Trading Plan (i.e. September 26, 2025), or (iii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Scott Trading Plan is adopted (estimated August 7, 2025); or (b) the 121st day after the adoption date of the Scott Trading Plan (estimated October 26, 2025). The Scott Trading Plan is expected to remain in effect until the earlier of (a) August 31, 2026; (b) the completion of the sale of the maximum shares subject to the Scott Trading Plan.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025

10.1†	Royalty Interest Purchase and Sale Agreement, dated June 27, 2025, by and among BridgeBio Pharma, Inc. Acoramidis Royalty SPV, LP and LSI Financing Fund, LP	~~—~~	~~—~~	~~—~~	Filed herewith

10.2†

First Amendment to Funding Agreement, dated as of June 27, 2025, by and among LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.À R.L. as Purchasers, the BridgeBio Pharma, Inc. and certain subsidiaries of BridgeBio Pharma, Inc. as Seller Parties, and Alter Domus (US) LLC as Collateral Agent.

		~~—~~	~~—~~	~~—~~	Filed herewith

10.3#	BridgeBio Pharma, Inc. Second Amended and Restated 2021 Stock Option and Incentive Plan and form award agreements thereunder	8-K	001-38959	10.1	June 23, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

BridgeBio Pharma, Inc.

Date: August 5, 2025	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2025	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)