Form 10-Q
period 2025-09-30
BridgeBio Pharma, Inc.
filed 2025-10-29
CIK 1743881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-38959
________________________________________________________
BridgeBio Pharma, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

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
________________________________________________________

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 21, 2025, the registrant had 192,708,813 shares of common stock, $0.001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context requires, references to “BridgeBio,” “the Company,” “we,” “us,” “our” or similar references refer to BridgeBio Pharma, Inc., together with its consolidated subsidiaries.
BRIDGEBIO and ATTRUBY are our registered trademarks in the United States (“U.S.”). BRIDGEBIO, ATTRUBY and BEYONTTRA are our registered trademarks in the European Union (“EU”), the United Kingdom (“UK”) and Japan. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our achondroplasia, autosomal dominant hypocalcemia type 1 (ADH1), and limb-girdle muscular dystrophy type 2I/R9 (LGMD2I/R9) development programs, we refer to our product candidates by their scientific (or generic) name or BridgeBio Pharma (“BBP”) developmental designation. When referring to our commercial product that has been approved in (i) the U.S. and (ii) the EU, Japan, and the UK, as applicable, we use both names AttrubyTM and BeyonttraTM – e.g., “Our commercial organization focuses on supporting the appropriate use of Attruby and Beyonttra in the markets where this product has been approved.”

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$642,951	$681,101
Marketable securities	2,991	—
Accounts receivable, net	116,518	4,722
Inventories	24,527	—
Prepaid expenses and other current assets	52,395	34,869
Total current assets	839,382	720,692
Investment in nonconsolidated entities	92,168	143,747
Property and equipment, net	5,830	7,011
Operating lease right-of-use assets	6,553	5,767
Intangible assets, net	28,795	23,926
Other assets	25,522	18,195
Total assets	$998,250	$919,338
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,702	$9,618
Accrued compensation and benefits	56,155	58,329
Accrued research and development liabilities	34,619	34,272
Operating lease liabilities, current portion	5,294	4,506
Deferred revenue, current portion	9,087	14,604
Other current liabilities (2)	92,743	33,071
Total current liabilities	216,600	154,400
2031 Notes, net	564,087	—
2029 Notes, net	740,380	738,872
2027 Notes, net	546,549	545,173
Term loan, net	—	437,337
Deferred royalty obligations, net (3)	836,126	479,091
Operating lease liabilities, net of current portion	3,427	4,696
Deferred revenue, net of current portion	13,131	17,095
Other long-term liabilities	679	286
Total liabilities	2,920,979	2,376,950
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	23	142
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 200,230,458 shares issued and 192,633,286 shares outstanding as of September 30, 2025, 196,236,234 shares issued and 190,044,473 shares outstanding as of December 31, 2024	200	196
Treasury stock, at cost; 7,597,172 shares as of September 30, 2025; 6,191,761 shares as of December 31, 2024	(323,276)	(275,000)
Additional paid-in capital	2,018,335	1,903,155
Accumulated other comprehensive income	2	8
Accumulated deficit	(3,628,331)	(3,096,263)
Total BridgeBio stockholders’ deficit	(1,933,070)	(1,467,904)
Noncontrolling interests	10,318	10,150
Total stockholders’ deficit	(1,922,752)	(1,457,754)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$998,250	$919,338
(1)The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements as of that date.
(2)Including a related party amount of $1,647 as of September 30, 2025 (as described in Note 10).
(3)Including a related party amount of $201,242 as of September 30, 2025 (as described in Note 10).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product revenue	$108,111	$—	$216,351	$—
License and services revenue	8,311	2,732	125,441	216,020
Royalty revenue	4,278	—	6,106	—
Total revenues, net	120,700	2,732	347,898	216,020
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	4,028	—	8,910	—
Cost of license, services and royalty revenue	2,535	598	3,945	1,794
Total cost of revenues	6,563	598	12,855	1,794
Research and development	112,874	120,444	335,536	376,111
Selling, general and administrative	137,621	68,819	373,140	194,149
Restructuring, impairment and related charges	8,841	4,621	10,216	10,912
Total operating costs and expenses	265,899	194,482	731,747	582,966
Loss from operations	(145,199)	(191,750)	(383,849)	(366,946)
Other income (expense), net:
Interest income	6,239	3,296	15,522	12,566
Interest expense	(11,739)	(23,061)	(41,467)	(69,469)
Noncash interest expense on deferred royalty obligations (1)	(36,410)	—	(86,460)	—
Gain on deconsolidation of subsidiaries	—	52,027	—	178,321
Loss on extinguishments of debt	—	—	(21,155)	(26,590)
Net loss from equity method investments	(15,834)	(6,563)	(51,579)	(14,488)
Other income, net	16,461	1,797	31,240	10,648
Total other income (expense), net	(41,283)	27,496	(153,899)	90,988
Loss before income taxes	(186,482)	(164,254)	(537,748)	(275,958)
Provision for (benefit from) income taxes	(1,545)	—	555	—
Net loss	(184,937)	(164,254)	(538,303)	(275,958)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,194	2,214	6,235	5,246
Net loss attributable to common stockholders of BridgeBio	$(182,743)	$(162,040)	$(532,068)	$(270,712)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.95)	$(0.86)	$(2.79)	$(1.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	191,854,152	188,510,372	190,845,133	184,947,173
(1)Including related party amounts of $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively (as described in Note 10).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(184,937)	$(164,254)	$(538,303)	$(275,958)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	1	9	(6)	(26)
Comprehensive loss	(184,936)	(164,245)	(538,309)	(275,984)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,194	2,214	6,235	5,246
Comprehensive loss attributable to common stockholders of BridgeBio	$(182,742)	$(162,031)	$(532,074)	$(270,738)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(Unaudited)
(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2025

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2024 (1)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under employee stock purchase plan (ESPP)	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	(227)	189,826,023	197	7,597,172	(323,276)	1,938,369	—	(3,263,685)	(1,648,395)	9,957	(1,638,438)
Issuance of shares under equity compensation plans	—	1,395,587	1	—	—	7,158	—	—	7,159	—	7,159
Repurchase of RSU shares to satisfy tax withholding	—	(58,951)	—	—	—	(1,995)	—	—	(1,995)	—	(1,995)
Stock-based compensation	—	—	—	—	—	38,089	—	—	38,089	—	38,089
Issuance of noncontrolling interests	750	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	400	—	—	—	—	(816)	—	—	(816)	416	(400)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,368)	—	—	—	—	—	—	(181,903)	(181,903)	(487)	(182,390)
Balances as of June 30, 2025	(445)	191,162,659	198	7,597,172	(323,276)	1,980,805	1	(3,445,588)	(1,787,860)	9,886	(1,777,974)
Issuance of shares under equity compensation plans	—	1,424,255	2	—	—	4,841	—	—	4,843	—	4,843
Issuance of common stock under ESPP	—	105,325	—	—	—	3,177	—	—	3,177	—	3,177
Repurchase of RSU shares to satisfy tax withholding	—	(58,953)	—	—	—	(3,025)	—	—	(3,025)	—	(3,025)
Stock-based compensation	—	—	—	—	—	35,631	—	—	35,631	—	35,631
Transfers from (to) noncontrolling interests	2,068	—	—	—	—	(3,094)	—	—	(3,094)	1,026	(2,068)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,600)	—	—	—	—	—	—	(182,743)	(182,743)	(594)	(183,337)
Balances as of September 30, 2025	$23	192,633,286	$200	7,597,172	$(323,276)	$2,018,335	$2	$(3,628,331)	$(1,933,070)	$10,318	$(1,922,752)
(1)The consolidated balances as of December 31, 2024 and 2023 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(Continued)
(Unaudited)
(in thousands, except shares and per share amounts)

	Nine Months Ended September 30, 2024

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2023 (1)	$478	175,082,951	$181	6,191,761	$(275,000)	$1,481,032	$31	$(2,560,501)	$(1,354,257)	$11,244	$(1,343,013)
Issuance of shares under equity compensation plans	—	1,049,580	1	—	—	536	—	—	537	—	537
Issuance of common stock under ESPP	—	93,344	—	—	—	2,364	—	—	2,364	—	2,364
Repurchase of RSU shares to satisfy tax withholding	—	(78,915)	—	—	—	(2,936)	—	—	(2,936)	—	(2,936)
Stock-based compensation	—	—	—	—	—	27,125	—	—	27,125	—	27,125
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Transfers from (to) noncontrolling interests	1,278	—	—	—	—	(1,857)	—	—	(1,857)	579	(1,278)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Net income (loss)	(1,231)	—	—	—	—	—	—	(35,216)	(35,216)	287	(34,929)
Balances as of March 31, 2024	525	187,122,744	193	6,191,761	(275,000)	1,820,994	2	(2,595,717)	(1,049,528)	12,145	(1,037,383)
Issuance of shares under equity compensation plans	—	966,153	1	—	—	240	—	—	241	—	241
Repurchase of RSU shares to satisfy tax withholding	—	(56,159)	—	—	—	(1,743)	—	—	(1,743)	—	(1,743)
Stock-based compensation	—	—	—	—	—	31,504	—	—	31,504	—	31,504
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	164	164
Transfers from (to) noncontrolling interests	106	—	—	—	—	(72)	—	—	(72)	(34)	(106)
Deconsolidation of a subsidiary	—	—	—	—	—	135	—	126,294	126,429	14	126,443
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Net loss	(854)	—	—	—	—	—	—	(199,750)	(199,750)	(1,234)	(200,984)
Balances as of June 30, 2024	(223)	188,032,738	194	6,191,761	(275,000)	1,851,058	(4)	(2,669,173)	(1,092,925)	11,055	(1,081,870)
Issuance of shares under equity compensation plans	—	912,176	1	—	—	29	—	—	30	—	30
Issuance of common stock under ESPP	—	100,794	—	—	—	2,138	—	—	2,138	—	2,138
Repurchase of RSU shares to satisfy tax withholding	—	(59,161)	—	—	—	(1,443)	—	—	(1,443)	—	(1,443)
Stock-based compensation	—	—	—	—	—	26,647	—	—	26,647	—	26,647
Transfers from (to) noncontrolling interests	1,924	—	—	—	—	(2,790)	—	—	(2,790)	866	(1,924)
Deconsolidation of subsidiaries	—	—	—	—	—	452	—	52,027	52,479	122	52,601
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	9	—	9	—	9
Net loss	(1,056)	—	—	—	—	—	—	(214,067)	(214,067)	(1,158)	(215,225)
Balances as of September 30, 2024	$645	188,986,547	$195	6,191,761	$(275,000)	$1,876,091	$5	$(2,831,213)	$(1,229,922)	$10,885	$(1,219,037)
(1)The consolidated balances as of December 31, 2024 and 2023 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(538,303)	$(275,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	98,385	65,673
Loss on extinguishments of debt	21,155	26,590
Noncash interest expense on deferred royalty obligations (1)	86,460	—
Amortization of debt discount and issuance costs	4,515	5,399
Depreciation and amortization	3,999	4,708
Noncash lease expense	3,443	3,119
Net loss from equity method investments	51,579	14,488
Change in fair value of the embedded derivative associated with the deferred royalty obligation	(11,062)	—
Noncash income from an equity method investment	(7,769)	—
Gain on deconsolidation of subsidiaries	—	(178,321)
Gain from investment in equity securities, net	—	(8,136)
Other noncash adjustments, net	(1,217)	(2,059)
Changes in operating assets and liabilities:
Accounts receivable, net	(111,796)	1,273
Inventories	(23,356)	—
Prepaid expenses and other current assets	(17,527)	(17,543)
Other assets	568	(428)
Accounts payable	9,084	5,257
Accrued compensation and benefits	3,212	5,580
Accrued research and development liabilities	347	15,454
Operating lease liabilities	(4,757)	(4,459)
Deferred revenue	(9,480)	20,575
Other liabilities (2)	53,030	(6,612)
Net cash used in operating activities	(389,490)	(325,400)
Investing activities:
Purchases of marketable securities	(10,876)	(93,811)
Maturities of marketable securities	8,000	95,000
Purchases of investments in equity securities	—	(20,271)
Proceeds from sales of investments in equity securities	—	63,229
Proceeds from special cash dividends received from an investment in equity securities	2,302	25,682
Payment for intangible assets	(8,495)	(4,785)
Purchases of property and equipment	(1,064)	(886)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	—	(140)
Net cash provided by (used in) investing activities	(10,133)	64,018
Financing activities:
Proceeds from issuance of 2031 Notes	575,000	—
Issuance costs and discounts associated with 2031 Notes	(12,034)	—
Repurchase of common stock	(48,276)	—
Proceeds from a royalty obligation under the Royalty Purchase Agreement	300,000	—
Issuance costs associated with a royalty obligation under the Royalty Purchase Agreement	(3,010)	—
Proceeds from term loan under the Amended Financing Agreement	—	450,000
Issuance costs and discounts associated with term loan under the Amended Financing Agreement	—	(15,986)
Repayment of term loans	(459,000)	(473,417)
Repayments of deferred royalty obligations (3)	(6,896)	—
Proceeds from issuance of common stock through public offerings, net	—	314,741
Proceeds from common stock issuances under ESPP	6,414	4,502
Proceeds from stock option exercises, net of repurchases	14,523	808
Transactions with noncontrolling interests	1,550	—
Repurchase of RSU shares to satisfy tax withholding	(6,796)	(6,122)
Net cash provided by financing activities	361,475	274,526
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,148)	13,144
Cash, cash equivalents and restricted cash at beginning of period	683,244	394,732
Cash, cash equivalents and restricted cash at end of period	$645,096	$407,876
(1)Including a related party amount of $5,560 for the nine months ended September 30, 2025 (as described in Note 10).
(2)Including a related party amount of $1,647 for the nine months ended September 30, 2025 (as described in Note 10).
(3)Including a related party amount of $(665) for the nine months ended September 30, 2025 (as described in Note 10).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,670	$78,236
Cash paid for income taxes	$1,153	$—
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid property and equipment	$12	$274
Transfers to noncontrolling interests	$(4,734)	$(4,719)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$642,951	$266,324
Restricted cash — Included in “Prepaid expenses and other current assets”	126	139,409
Restricted cash — Included in “Other assets”	2,019	2,143
Total cash, cash equivalents and restricted cash at end of periods shown in the condensed consolidated statements of cash flows	$645,096	$407,876

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.        Organization and Description of Business
BridgeBio Pharma, Inc. (“BridgeBio”, the “Company” or “we”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015, and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. On November 22, 2024, the Company received approval from the United States Food and Drug Administration (“FDA”) for AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the U.S. On February 10, 2025, the European Commission (“EC”) approved BeyonttraTM (acoramidis) for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM) in the EU. On March 27, 2025, the Japanese Ministry of Health, Labour and Welfare approved Beyonttra for the treatment of ATTR-CM in Japan, and on May 21, 2025, the National Health Insurance in Japan approved the pricing of Beyonttra. In April 2025, the United Kingdom Medicines and Healthcare Products Regulatory Agency approved Beyonttra for the treatment of ATTR-CM in the UK. In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9) in our late-stage development pipeline.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim periods.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of September 30, 2025 and December 31, 2024.
During the three and nine months ended September 30, 2025 and 2024, our revenues were generated primarily from product sales to customers and from license and collaboration agreements with strategic partners.
The following table summarizes customers that represent 10% or greater of our condensed consolidated total gross revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Bayer (as described in Note 11)	*	13.2%	20.5%	60.7%
Kyowa Kirin Co., Ltd (as described in Note 11)	*	75.0%	*	34.3%
Customer A	20.6%	*	17.3%	*
Customer B	22.5%	*	17.1%	*
Customer C	17.4%	*	12.7%	*
Customer D	17.4%	*	12.9%	*
Customer E	14.4%	*	*	*
*Represents less than 10% and/or not a customer in the applicable period.
We are subject to credit risk from our accounts receivable which primarily consist of amounts due from product sales to customers and from license and collaboration agreements with strategic partners. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of September 30, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 23.6%, 20.3%, 18.5%, 17.4% and 13.9%. As of December 31, 2024, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 17.3%, 17.3%, 16.9%, 12.0% and 11.9%.
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
We are dependent on third-party contract manufacturing organizations (“CMOs”) to supply Attruby and Beyonttra and for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers, and in some cases a single source manufacturer, to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to the sale of our commercial product and the research and development of our other clinical product candidates. The sale of our commercial product and development of our other clinical product candidates could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:
•revenue recognition for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of variable consideration and determining and allocating the transaction price to performance obligations,
•accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements and asset acquisitions,
•deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•accruals for performance-based milestone compensation arrangements,
•the expected recoverability and estimated useful lives of our long-lived assets,
•additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges,
•inventory valuation and related reserves, and
•allowance for credit losses.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
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
Our cash, cash equivalents, and marketable securities are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, and marketable securities are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$642,951	$681,101
Restricted cash — included in “Prepaid expenses and other current assets”	126	126
Restricted cash, non-current — included in “Other assets”	2,019	2,017
Total cash, cash equivalents and restricted cash	$645,096	$683,244
Restricted cash primarily represents certain letters of credit for lease agreements, of which we have pledged cash and cash equivalents as collateral.
Other Current Liabilities
Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	September 30, 2025	December 31, 2024

	(in thousands)
Accrued rebates and other related costs	$47,444	$210
Accrued commercial	23,165	11,267
Deferred royalty obligations, current portion (1)	8,601	144
Accrued professional services	4,986	3,673
Accrued interest	4,253	11,056
Milestone-based liabilities	—	1,595
Other accrued liabilities	4,294	5,126
Total other current liabilities	$92,743	$33,071
(1)Including a related party amount of $1,647 as of September 30, 2025 (as described in Note 10).
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
While we operate as a single reportable segment, our research and development expenses for our significant programs are tracked and regularly reported to our CODM. Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and contract research organizations (“CROs”), and purchase of active pharmaceutical ingredients (“APIs”), in connection with our preclinical, contract manufacturing and clinical development activities; as well as internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs,” respectively.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes our segment information for significant operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenues:
Net product revenue	$108,111	$—	$216,351	$—
License and services revenue	8,311	2,732	125,441	216,020
Royalty revenue	4,278	—	6,106	—
Total revenues, net	120,700	2,732	347,898	216,020
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	4,028	—	8,910	—
Cost of license, services and royalty revenue	2,535	598	3,945	1,794
Total cost of revenues	6,563	598	12,855	1,794

Research and development by significant program:
Acoramidis for the treatment and primary prevention of ATTR-CM	31,978	40,306	84,639	116,846
Infigratinib for achondroplasia and hypochondroplasia	30,756	22,230	88,881	65,513
BBP-418 for LGMD2I/R9	14,253	9,073	39,705	29,864
Encaleret for ADH1	16,046	12,145	44,633	35,297
Other development programs	357	17,625	22,323	59,602
Other research programs	19,484	19,065	55,355	68,989
Total segment research and development	112,874	120,444	335,536	376,111

Selling, general and administrative	137,621	68,819	373,140	194,149
Restructuring, impairment and related charges	8,841	4,621	10,216	10,912
Total operating costs and expenses	265,899	194,482	731,747	582,966
Loss from operations	(145,199)	(191,750)	(383,849)	(366,946)
Other income (expense), net:
Interest income	6,239	3,296	15,522	12,566
Interest expense	(11,739)	(23,061)	(41,467)	(69,469)
Noncash interest expense on deferred royalty obligations (1)	(36,410)	—	(86,460)	—
Gain on deconsolidation of subsidiaries	—	52,027	—	178,321
Loss on extinguishments of debt	—	—	(21,155)	(26,590)
Net loss from equity method investments	(15,834)	(6,563)	(51,579)	(14,488)
Other income, net	16,461	1797	31,240	10,648
Total other income (expense), net	(41,283)	27,496	(153,899)	90,988
Loss before income taxes	(186,482)	(164,254)	(537,748)	(275,958)
Provision for (benefit from) income taxes	(1,545)	—	555	—
Net loss	(184,937)	(164,254)	(538,303)	(275,958)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,194	2,214	6,235	5,246
Segment net loss attributable to common stockholders of BridgeBio	$(182,743)	$(162,040)	$(532,068)	$(270,712)
(1)Including related party amounts of $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively (as described in Note 10).
There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”, and condensed consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total revenues, net is attributed to regions based on the location of our customers or license and collaboration partners.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	89.6%	1.8%	62.2%	4.8%
Europe, Middle East, and Africa (EMEA)	7.7%	13.2%	34.9%	60.8%
Asia-Pacific (APAC)	2.7%	85.0%	2.9%	34.4%
	100.0%	100.0%	100.0%	100.0%
The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of September 30, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 43.5%, 52.2%, and 4.3%, respectively. As of December 31, 2024, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 51.6%, 44.7% and 3.7%, respectively.
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
•Net product revenue: Revenue is recognized when our customers, primarily specialty pharmacies and specialty distributors, obtain control of the product and revenue is adjusted to reflect discounts, chargebacks, rebates, returns and other allowances associated with the respective sales as further described below. In addition, we offer a program that provides free drug products for a limited period of time or in perpetuity, which is based on specific patient eligibility criteria. We recognize the costs of the program, including the cost of the product, as “Selling, general, and administrative” expenses on our condensed consolidated statements of operations upon delivery to the specialty pharmacy.
•License fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. Generally, we would conclude that the license is distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Development and regulatory milestone payments: At the inception of each arrangement that includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. We generally include these milestone payments in the transaction price when they are achieved because there is considerable uncertainty in the research and development processes that trigger these payments under our agreements. Similarly, we include approval milestone payments in the transaction price once the product is approved by the applicable regulatory agency. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.
•Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Our partners generally report sales information with a time lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners. Differences between actual and estimated royalty revenues are adjusted in the period in which they become known, typically the following quarter.
•Product supply services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We will assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations and recognized when the future goods or services related to the option are provided or the option expires.
•Research and development services: For arrangements that include research and development services, we will recognize revenue over time using an input method, representing the transfer of goods or services as we perform activities over the term of the arrangement.
Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or other current liabilities (if the amount is payable to a third-party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.
The following are the components of variable consideration related to “Net product revenue”:
•Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customers for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our accounts receivable balance on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Distribution fees: We receive and pay for various distribution services provided by our customers. These fees are generally accounted for as a reduction of revenue in the same period the related revenue is recognized, and the establishment of a reserve is offset against our accounts receivable balance on our condensed consolidated balance sheets. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.
•Product returns: Consistent with industry practice, we offer our customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. In estimating for product returns, we consider historical product returns, the underlying product demand, and industry specific data. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in other current liabilities on our condensed consolidated balance sheets in the period the related product revenue is recognized.
•Chargebacks: Chargebacks result from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Our customers charge us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our customers during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included as an offset against our accounts receivable balance on our condensed consolidated balance sheets.
•Government rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid programs in the U.S. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicare and Medicaid benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. Our estimates for the expected utilization of rebates are based on historical dispense data received from our customers and invoices received. We monitor sales trends and adjust the allowance on a quarterly basis to reflect the most recent rebate experience. Our reserve for these rebates is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the liability that is included in other current liabilities on our condensed consolidated balance sheets.
•Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period that the related revenue is recognized and also results in the establishment of a liability which is included in other current liabilities on our condensed consolidated balance sheets.
During the three and nine months ended September 30, 2025, we recorded “Net product revenue” of $108.1 million and $216.4 million, respectively, related to product sales of Attruby. There were no significant changes in estimates of variable considerations during the three and nine months ended September 30, 2025.
For revenue recognized under licensing and collaboration arrangements, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable consideration, such as performance-based milestones, will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each licensing and collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Inventories
Inventory is recorded at the lower of cost or net realizable value. The cost of raw materials, work in process and finished goods are determined using a standard cost approach, which approximates actual cost determined on a first-in, first-out basis. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made. We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sales. Prior to regulatory approval of our product candidates, we record costs related to manufacturing and materials as “Research and development” expenses in the period incurred on the condensed consolidated statements of operations, and therefore such costs are not included in cost of revenue. Subsequent to the FDA approval of Attruby in November 2024, the costs directly related to Attruby manufacturing were capitalized as inventory. We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on our periodic assessment of the recoverability of our capitalized inventory. We periodically review inventory levels to identify what may expire prior to expected sale or have a cost basis in excess of its estimated realizable value and write-down of such inventories are charged to cost of revenues as appropriate. We regularly review our inventories for impairment and reserves are established when necessary. As of September 30, 2025, our inventory reserve was $1.1 million.
Inventories presented on the condensed consolidated balance sheet as of September 30, 2025 consisted of the following balances:

September 30, 2025
(in thousands)
Raw materials	$16,506
Work in progress	4,132
Finished goods	4,969
Inventory reserve	(1,080)
Total inventories	$24,527
Cost of Revenues
Cost of revenues consists of the following classifications, which are presented accordingly on our condensed consolidated statements of operations:
•Cost of goods sold: Cost of goods sold consists of manufacturing costs, transportation and freight-in, indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties payable on our net product revenue. Cost of goods sold may also include period costs related to excess, dated or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.
•Cost of license, services and royalty revenue: Cost of license, services and royalty revenue consists of manufacturing costs relating to product supply of Beyonttra to our collaboration partners, royalties owed to a third party on the net sales of our licensed product, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public companies on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. The update will be effective for annual periods beginning after December 15, 2024. We will first apply this guidance, on an annual basis, for the year ending December 31, 2025. While this ASU will expand our income tax disclosures, it is not expected to have a material impact on our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software, and the ASU will be effective for the first quarter of 2029, with early adoption permitted. This ASU provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. The Company is currently evaluating the timing and effects of its adoption of this new guidance on its consolidated financial statements.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$231,516	$231,516	$—	$—
Treasury bills	39,872	—	39,872	—
Agency discount notes	11,956	—	11,956	—
Total cash equivalents	283,344	231,516	51,828	—
Marketable securities:
Treasury bills	2,991	—	2,991	—
Total marketable securities	2,991	—	2,991	—
Total financial assets	$286,335	$231,516	$54,819	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$30,029	$—	$—	$30,029

	December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$294,872	$294,872	$—	$—
Treasury bills	20,714	—	20,714	—
Agency discount notes	44,205	—	44,205	—
Total cash equivalents	359,791	294,872	64,919	—
Total financial assets	$359,791	$294,872	$64,919	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$41,091	$—	$—	$41,091
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
The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	September 30, 2025		December 31, 2024
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values

	(in thousands)		(in thousands)
2031 Convertible Notes	$575,000	$742,818	$—	$—
2029 Convertible Notes	$747,500	$737,842	$747,500	$640,708
2027 Convertible Notes	$550,000	$767,525	$550,000	$578,087
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
Deferred royalty obligations and embedded derivative liability
The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 10, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the deferred royalty obligations, net on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net”. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product revenue of Attruby and Beyonttra, (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.
Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement, net of the bifurcated embedded derivative liability, had an estimated fair value of $523.2 million and $446.0 million as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025, we recognized a $5.6 million and $11.1 million gain, respectively, for the change in fair value of the embedded derivative liability in “Other income (expense), net” on our condensed consolidated statements of operations.
The deferred royalty obligation under the Royalty Purchase Agreement, as defined and discussed further in Note 10, had an estimated fair value of $319.5 million as of September 30, 2025 based on the Monte Carlo simulation model.
4.        Cash Equivalents and Marketable Securities
We invest in certain U.S. government money market funds, treasury bills and commercial paper classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash equivalents and marketable securities consisted of the following:

	September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$231,516	$—	$—	$231,516
Treasury bills	39,872	1	(1)	39,872
Agency discount notes	11,954	2	—	11,956
Total cash equivalents	$283,342	$3	$(1)	$283,344
Marketable securities:
Treasury bills	2,991	—	—	2,991
Total marketable securities	2,991	—	—	2,991
Total cash equivalents and marketable securities	$286,333	$3	$(1)	$286,335

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$294,872	$—	$—	$294,872
Treasury bills	20,710	4	—	20,714
Agency discount notes	44,201	4	—	44,205
Total cash equivalents	$359,783	$8	$—	$359,791
There were no marketable securities as of December 31, 2024.
5.        Noncontrolling Interests
As of September 30, 2025 and December 31, 2024, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the condensed consolidated balance sheets.
We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to “Additional paid-in capital.” For the three and nine months ended September 30, 2025, the adjustments in the aggregate amounted to $(3.1) million and $(4.7) million, respectively. For the three and nine months ended September 30, 2024, the adjustments in the aggregate amounted to $(2.8) million and $(4.7) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the condensed consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.
6.        Equity Method Investments and Other Equity Security Investment
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third-party investors committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of September 30, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. As of September 30, 2025, the Company’s equity ownership percentage in GondolaBio is 29.2%.
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
Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a “basis difference”) which was allocated to GondolaBio’s in-process research and development (“GondolaBio IPR&D asset”). The basis difference is amortized as a component of the net loss from equity method investment over the useful life of the GondolaBio IPR&D asset. The amortization of the GondolaBio IPR&D asset for the three and nine months ended September 30, 2025 was $0.3 million and $0.9 million, respectively. The amortization of the IPR&D asset for the period from August 16, 2024 through September 30, 2024 was $0.1 million.
For the three and nine months ended September 30, 2025, the Company recognized a net loss from equity method investment of $7.1 million and $23.0 million, respectively. For the period from August 16, 2024 through September 30, 2024, the Company recognized a net loss from equity method investment of $1.4 million. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $18.5 million and $41.5 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on the condensed consolidated balance sheets.
In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition service agreement (the “GondolaBio Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into a one-year agreement for a partial sublease of a facility (“sublease agreement”). Under the GondolaBio Transition Service Agreement and sublease agreement, the Company recognized $3.2 million and $8.6 million, respectively, in other income, and $1.4 million and $4.1 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and nine months ended September 30, 2025. Under the GondolaBio Transition Service Agreement and sublease agreement, the Company recognized $0.4 million in other income and $0.4 million of pass-through costs and sublease income recorded as an offset against operating expenses for the period from August 16, 2024 through September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company had $4.1 million and $3.2 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized an immaterial amount and $1.2 million, respectively, in “Research and development” expenses for the three and nine months ended September 30, 2025 for transitionary consulting services provided by GondolaBio to BridgeBio. As of September 30, 2025 and December 31, 2024, the Company also had $1.3 million and $1.2 million, respectively, in “Other current liabilities” for transitionary consulting services provided by GondolaBio to BridgeBio.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
BridgeBio Oncology Therapeutics, Inc.
On April 30, 2024, TheRas, Inc., doing business as BridgeBio Oncology Therapeutics (“Legacy BBOT”), a majority-owned subsidiary of the Company, completed a $200.0 million private equity financing with external investors to accelerate the development of its oncology portfolio. Upon completion of the private equity financing, the Company’s ownership of Legacy BBOT’s equity was reduced to approximately 37.9%.
As part of the private equity financing transaction, Legacy BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, Legacy BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio was no longer the primary beneficiary of BBOT, as it no longer had the power over key decisions that significantly impact Legacy BBOT’s economic performance. Accordingly, BridgeBio deconsolidated Legacy BBOT on April 30, 2024. On April 30, 2024, we recognized a $126.3 million gain on deconsolidation, which is presented as part of “Gain on deconsolidation of a subsidiary” on our condensed consolidated statements of operations. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in Legacy BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by Legacy BBOT on April 30, 2024.
Upon the deconsolidation of Legacy BBOT, BridgeBio accounted for its retained investment in Legacy BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323 Investments — Equity Method and Joint Ventures. Legacy BBOT was also deemed a related party. BridgeBio’s equity investment in Legacy BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of Legacy BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of Legacy BBOT (referred to as a “basis difference”). The basis difference was attributed to Legacy BBOT’s in-process research and development (“BBOT IPR&D asset”) and is amortized as a component of the net loss from equity method investment over the estimated useful life of the BBOT IPR&D asset. The amortization of the BBOT IPR&D asset for the three and nine months ended September 30, 2025 was $0.6 million and $1.8 million, respectively. The amortization of the BBOT IPR&D asset for the period from May 1, 2024 through September 30, 2024 was $1.0 million.
On February 28, 2025, Legacy BBOT and Helix Acquisition Corp. II (“Helix”), a special purpose acquisition company, entered into a business combination agreement with Helix II Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Helix, and Legacy BBOT. On August 11, 2025, the business combination with Helix closed, and the combined company was renamed “BridgeBio Oncology Therapeutics, Inc.” BridgeBio Oncology Therapeutics, Inc. began publicly trading on the Nasdaq Global Market under the ticker symbol “BBOT” on August 12, 2025. Following the consummation of the business combination, the Company’s equity ownership percentage in BBOT was reduced to 17.4% as of September 30, 2025. BridgeBio continues to account for its retained investment in BBOT, for which it has significant influence, using the equity method of accounting.
For the three and nine months ended September 30, 2025, we recognized a net loss from equity method investment of $8.7 million and $28.6 million, respectively. For the three and nine months ended September 30, 2024, we recognized a net loss from equity method investment of $5.2 million and $13.1 million, respectively. As of September 30, 2025 and December 31, 2024, the aggregate carrying amount of our equity method investment in BBOT was $73.7 million and $102.2 million, respectively, and is presented as part of “Investment in nonconsolidated entities” on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition, on April 30, 2024, the Company and Legacy BBOT entered into an 18-month transition service agreement (the “BBOT Transition Service Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and Legacy BBOT. Under the BBOT Transition Service Agreement, the Company recognized $0.2 million and $0.9 million, respectively, in other income and $0.2 million and $0.3 million, respectively, as an offset against operating expenses during the three and nine months ended September 30, 2025. Under the BBOT Transition Service Agreement, the Company recognized $0.8 million and $1.6 million, respectively, in other income, and $0.6 million and $0.7 million, respectively, as an offset against operating expenses during the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company had $0.8 million and $0.5 million, respectively, in “Prepaid expenses and other current assets” for transitionary consulting services provided by BridgeBio to BBOT. The Company recognized an immaterial amount in “Research and development” expenses for the three and nine months ended September 30, 2025 for transitionary consulting services provided by BBOT to BridgeBio. The Company recognized $0.4 million and $0.7 million, respectively, in “Research and development” expenses for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the Company also had immaterial amounts in “Accrued research and development liabilities” for transitionary consulting services provided by BBOT to BridgeBio.
In August 2025, the Company and BBOT entered into an amendment to the BBOT Transition Service Agreement, pursuant to which     BBOT agreed to issue 784,720 shares of its common stock to the Company by October 31, 2025. As of September 30, 2025, the shares had not yet been issued, and we recorded $7.8 million within “Other assets” on our condensed consolidated balance sheets with a corresponding amount recognized in “Other income, net” on our condensed consolidated statements of operations. The shares were subsequently issued on October 10, 2025.
LianBio
On February 13, 2024, LianBio announced plans to wind down its operations, including the sale of its remaining assets, delisting of its American Depository Shares from the Nasdaq Global Market, deregistration under Section 12(b) of the Securities Act of 1934, and workforce reductions. LianBio's Board of Directors declared a special cash dividend of $4.80 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. On February 20, 2024, QED Therapeutics, Inc. (“QED”) exercised the 347,569 shares of LianBio warrants it held for an immaterial amount. In March 2024, we received net proceeds of $25.7 million in a special cash dividend and recognized net realized gains of $1.8 million from our investment in LianBio equity securities. As of September 30, 2025, the Company held 5,350,361 shares of LianBio common stock. In June 2025, LianBio's Board of Directors declared a special cash dividend of $0.43 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. In July 2025, we received net proceeds of $2.3 million in a special cash dividend, which we recognized during the three months ended September 30, 2025 as other income in “Other income (expense), net” on our condensed consolidated statements of operations.
7.        Intangible Assets, net
The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	September 30, 2025		December 31, 2024
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount

		(in thousands)		(in thousands)
Gross amount	13.7	$39,400	10.0 years	$32,500
Less: accumulated amortization		(10,605)		(8,574)
Total		$28,795		$23,926
The Company’s intangible assets primarily consist of acquired intellectual property rights, including patents and proprietary know-how, related to infigratinib, a compound targeting fibroblast growth factor receptor (“FGFR”). Following FDA approval of TRUSELTIQTM in May 2021, these assets were initially recognized in relation to milestone payments made totaling $32.5 million. While the FDA announced the withdrawal of the approval for TRUSELTIQTM in May 2023, the intellectual property is still being utilized by the Company in its ongoing clinical investigations involving other FGFR-related conditions.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition, as a result of the regulatory milestone achieved in February 2025 under the Bayer License Agreement (as defined below) and the regulatory milestone achieved in May 2025 under the Eidos-Alexion Agreement (as defined below), we paid regulatory milestone fees to Leland Stanford Junior University (“Stanford University”) in the aggregate amount of $6.9 million during the nine months ended September 30, 2025. We capitalized these license fees as finite-lived intangible assets and are amortizing them over their estimated useful lives on a straight-line basis. Refer to Notes 11 and 12 for definitions and details regarding the Bayer License Agreement, the Eidos-Alexion License Agreement, and the Stanford License Agreement.
Amortization expense, recorded as part of “Cost of license, services and royalty revenue” for the three and nine months ended September 30, 2025 was $0.7 million and $2.0 million, respectively. Amortization expense, recorded as part of “Cost of license, services and royalty revenue” for the three and nine months ended September 30, 2024 was $0.6 million and $1.8 million, respectively. Future amortization expense is $0.7 million for the remainder of 2025, $2.9 million for each of the years from 2026 to 2030 and $13.6 million thereafter.
8.        Commitments and Contingencies
Milestone Compensation Arrangements
We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested restricted stock awards (“RSAs”). We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2025.

	Potential Fixed Monetary Amount	Accrued Amount (1)

Settlement Type	(in thousands)
Cash	$805	$52
Stock (2)	14,432	—
Cash or stock at our sole discretion	54,504	651
Total	$69,741	$703
(1)Amount recorded for performance-based milestone awards that are probable of achievement.
(2)Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.
Other Commercial and Research and Development Agreements
We may also enter into contracts in the normal course of business with various counterparties, including vendors for our commercial products, contract research organizations for services related to clinical trials, CMOs for clinical supplies, and other vendors for preclinical studies, supplies, and other operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2025 and December 31, 2024, there were no material amounts accrued related to termination charges.
In the normal course of business, we have also entered into contracts which contain minimum noncancellable purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of September 30, 2025, we have minimum noncancellable commitments in aggregate of $64.3 million.

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
A holder of 2031 Notes may convert all or any portion of its 2031 Notes at its option at any time prior to the close of business on the business day immediately preceding December 2, 2030, in multiples of $1,000 only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2025 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2031 Notes Indenture) per $1,000 principal amount of 2031

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
•If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as defined in the 2031 Notes Indenture.
On or after December 2, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2031 Notes at any time, regardless of the foregoing.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
A holder of 2029 Notes may convert all or any portion of its 2029 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2028 in multiples of $1,000 only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day;
•If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as defined in the 2029 Notes Indenture.
On or after November 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2029 Notes at any time, regardless of the foregoing.
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
A holder of 2027 Notes may convert all or any portion of its 2027 Notes at its option at any time prior to the close of business on the business day immediately preceding December 15, 2026 in multiples of $1,000 only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of BridgeBio’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2027 Notes Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.
On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time, regardless of the foregoing.
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
Additional Information Related to the Notes
The outstanding Notes’ balances consisted of the following:

	September 30, 2025			December 31, 2024
	2031 Notes	2029 Notes	2027 Notes	2029 Notes	2027 Notes

		(in thousands)		(in thousands)
Principal	$575,000	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(10,913)	(7,120)	(3,451)	(8,628)	(4,827)
Net carrying amount	$564,087	$740,380	$546,549	$738,872	$545,173
The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended September 30, 2025
	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$2,600	$4,205	$3,438	$10,243
Amortization of debt discount and issuance costs	490	506	462	1,458
Total interest and amortization expense	$3,090	$4,711	$3,900	$11,701

Effective interest rate	2.1%	2.6%	2.8%

	Three Months Ended September 30, 2024
	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$4,205	$3,438	$7,643
Amortization of debt discount and issuance costs	494	449	943
Total interest and amortization expense	$4,699	$3,887	$8,586

Effective interest rate	2.6%	2.8%

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$5,954	$12,614	$10,313	$28,881
Amortization of debt discount and issuance costs	1,121	1,508	1,377	4,006
Total interest and amortization expense	$7,075	$14,122	$11,690	$32,887

Effective interest rate	2.1%	2.6%	2.8%

	Nine Months Ended September 30, 2024
	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$12,614	$10,313	$22,927
Amortization of debt discount and issuance costs	1,471	1,340	2,811
Total interest and amortization expense	$14,085	$11,653	$25,738

Effective interest rate	2.6%	2.8%
As of September 30, 2025, interest payable on the 2031 Notes, 2029 Notes and 2027 Notes amounted to $0.8 million, $2.8 million and $0.6 million, respectively. As of December 31, 2024, interest payable on the 2029 Notes and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Other current liabilities” in our condensed consolidated balance sheets.
Future minimum payments under the Notes as of September 30, 2025 are as follows:

	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Year ending December 31:
2026	$10,063	$16,819	$13,750	$40,632
2027	10,063	16,819	556,875	583,757
2028	10,063	16,819	—	26,882
2029	10,063	755,909	—	765,972
2030	10,063	—	—	10,063
Thereafter	580,031	—	—	580,031
Total future payments	630,346	806,366	570,625	2,007,337
Less amounts representing interest	(55,346)	(58,866)	(20,625)	(134,837)
Total principal amount	$575,000	$747,500	$550,000	$1,872,500
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Pursuant to the terms and conditions of the Financing Agreement, the Lenders agreed to extend a senior secured credit facility to the Company in an aggregate principal amount of up to $750.0 million, composed of (i) an initial term loan in an aggregate principal amount of $450.0 million (the “Initial Term Loan”) and (ii) one or more incremental term loans in an aggregate amount not to exceed $300.0 million (collectively, the “Incremental Term Loan,” and together with the Initial Term Loan, collectively, the “Term Loans”), subject to the satisfaction of certain terms and conditions set forth in the Financing Agreement. The Initial Term Loan was funded on January 17, 2024.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Any outstanding principal on the Term Loans will initially bear interest at a rate per annum equal to (A) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement (and which base rate will not be less than 2.00%), the sum of (i) the base rate plus (ii) 5.75% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate administered by the Federal Reserve Bank of New York (“Term SOFR”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 6.75%. Accrued interest is payable quarterly following the funding of the Initial Term Loan on January 17, 2024, on any date of prepayment or repayment of the Term Loans and at maturity.
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
The balances of our borrowing under the Amended Financing Agreement consisted of the following:

December 31, 2024
(in thousands)
Principal value of term loan under the Amended Financing Agreement	$450,000
Debt discount and issuance costs	(12,663)
Term loan, net	$437,337
From January 1, 2025 to February 28, 2025, we recognized interest expense related to the Amended Financing Agreement of $8.5 million of which $0.5 million relates to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2024, we recognized interest expense related to the Amended Financing Agreement of $14.4 million and $40.6 million, respectively, of which $0.8 million and $2.2 million, respectively, relates to amortization of debt discount and issuance costs.
10.      Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), the Company and its subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of the Company’s common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became a related party of the Company following KKR & Co. Inc.’s acquisition of HCRx.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer (as described in Note 11), Eidos and the other subsidiaries of the Company party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and one of the other Company’s subsidiaries, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.
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
We have evaluated the terms of the Royalty Purchase Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt, with the short-term portion presented as part of “Other current liabilities” and the long-term portion presented as part of “Deferred royalty obligation, net” on our condensed consolidated balance sheets. We recognized net cash proceeds of $297.0 million in June 2025, after deducting debt issuance costs of $3.0 million.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $30.0 million and $41.1 million as of September 30, 2025 and December 31, 2024, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
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

	September 30, 2025
	Funding Agreement	Royalty Purchase Agreement (1)	Total

	(in thousands)
Carrying value of deferred royalty obligations, net	$563,367	$304,692	$868,059
Fair value of embedded derivative liability	30,029	—	30,029
Unamortized debt discount and issuance costs	(59,133)	(2,829)	(61,962)
Deferred royalty obligations, net	$534,263	$301,863	$836,126
(1)Including related party amounts of $203,128 for the carrying value of deferred royalty obligations, net and $(1,886) for unamortized debt discount and issuance costs as of September 30, 2025.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2024
Funding Agreement
(in thousands)
Carrying value of deferred royalty obligation, net	$507,114
Fair value of embedded derivative liability	41,091
Unamortized debt discount and issuance costs	(69,114)
Deferred royalty obligation, net	$479,091
The effective interest rate as of September 30, 2025 was 21.3% for the Funding Agreement. For the three and nine months ended September 30, 2025, we recognized noncash interest expense related to the Funding Agreement of $28.3 million and $78.2 million, respectively, of which $3.7 million and $10.0 million, respectively, relates to amortization of debt discount and issuance costs. As of September 30, 2025 and December 31, 2024, we recognized royalty interest payable related to the Funding Agreement of $6.1 million and $0.1 million, respectively, in “Other current liabilities” on our condensed consolidated balance sheets.
The effective interest rate as of September 30, 2025 was 10.5% for Royalty Purchase Agreement. For the three and nine months ended September 30, 2025, we recognized noncash interest expense related to the Royalty Purchase Agreement of $8.1 million and $8.3 million, respectively, of which $0.2 million and $0.2 million, respectively, relates to amortization of debt discount and issuance costs. As of September 30, 2025, we recognized royalty interest payable related to the Royalty Purchase Agreement of $2.5 million in “Other current liabilities” on our condensed consolidated balance sheets.
11.      License and Collaboration Agreements
Bayer Exclusive License
On March 1, 2024, certain subsidiaries of the Company, including Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, the “Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”).
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
We determined that the Bayer License Agreement falls within the scope of ASC 606 as Bayer is a customer in this arrangement, and we identified the following performance obligations in the agreement:
•an exclusive license to develop and commercialize acoramidis in the Licensed Territory and the related know-how; and

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•research and development services to conduct ongoing clinical trials.
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
We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is composed of the fixed and non-refundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramidis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license revenue during the nine months ended September 30, 2025. We will continue to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on net product revenue.
We allocated the initial transaction price of $135.0 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:
•$130.5 million for the upfront transfer of the license; and
•$4.5 million for the research and development services to conduct the ongoing clinical trials.
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
We recognize revenue for each of the two performance obligations as follows:
•We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to Bayer. The transfer of the rights and control of the license occurred in March 2024; thus, we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•We recognize revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2028. We recognized $0.3 million and $1.0 million, respectively, of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2025. We recognized $0.3 million and $0.7 million, respectively, of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2024.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Commercial Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization in the Licensed Territory under the Bayer License Agreement. In March 2025, BridgeBio B.V. and Bayer entered into an agreement (“Bayer API Supply Agreement”) for the manufacture and supply by BridgeBio B.V. to Bayer of API solely for the use in the commercialization in the Licensed Territory. The Bayer API Supply Agreement has an initial term ending in December 2026, which is consistent with the Bayer Commercial Supply Agreement. The Bayer Commercial Supply Agreement and the Bayer API Supply Agreement are collectively referred to as the “Bayer Supply Agreements”. Under the Bayer Supply Agreements, Bayer shall pay to BridgeBio B.V. a per unit price equal to the applicable fully burdened manufacturing cost per unit of the product.
We supplied $4.6 million and $7.6 million of product to Bayer under the Bayer Supply Agreements during the three and nine months ended September 30, 2025, which are recorded in “License and services revenue” on our condensed consolidated statements of operations. We did not supply any product under the Bayer Supply Agreements during the three and nine months ended September 30, 2024.
As of September 30, 2025 and December 31, 2024, there were $7.2 million and nil, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2025, we recognized license and services revenue and royalty revenue of $9.1 million and $89.4 million, respectively, under the Bayer License Agreement. During the three and nine months ended September 30, 2024, we recognized license and services revenue of $0.3 million and $131.2 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of September 30, 2025 includes a deferred revenue balance of $2.5 million ($0.9 million presented as “Deferred revenue, current portion” and $1.6 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2024, includes a deferred revenue balance of $3.5 million ($1.3 million presented as “Deferred revenue, current portion” and $2.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.
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
We determined that the KKC Agreement falls within the scope of ASC 606 as Kyowa Kirin is a customer in this arrangement, and we identified the following performance obligations in the agreement:
•an exclusive license to develop and commercialize infigratinib for achondroplasia, hypochondroplasia and other skeletal dysplasias in Japan and the related know-how; and
•research and development services to conduct ongoing clinical trials.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We determined the initial transaction price at inception of the KKC Agreement to be $100.0 million, which consisted of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2025. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
We allocated the transaction price of $100.0 million based on the SSP of each of the performance obligations as follows:
•$69.1 million for the upfront transfer of the license; and
•$30.9 million for research and development services to conduct the ongoing clinical trials.
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
We recognize revenue for each of the two performance obligations as follows:
•We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to KKC. The transfer of the rights and control of the license occurred in February 2024; thus, we recognized the full amount allocated to the license and related know-how during the three months ended March 31, 2024.
•We recognize revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the development services to extend through 2029. We recognized $2.7 million and $8.5 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2025, respectively. We recognized $1.4 million and $4.3 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2024, respectively.
In May 2024, QED and KKC negotiated a letter of agreement to commence manufacturing while a clinical supply agreement was in negotiation, and KKC agreed to reimburse QED the full cost incurred for manufacturing. On January 3, 2025, QED and KKC entered into a clinical supply agreement, which replaced the aforementioned letter of agreement. Under the clinical supply agreement, QED will manufacture and supply to KKC the clinical quantities of the Licensed Product, for development, including any and all clinical and non-clinical studies necessary for the filing of a New Drug Application, in the Field in the Territory. KKC shall pay QED a per unit price as defined in the clinical supply agreement. For the three and nine months ended September 30, 2025, QED supplied $0.5 million and $1.0 million, respectively, as part of the clinical supply agreement, which are recorded in “License and services revenue” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, QED supplied $0.7 million as part of the clinical supply agreement.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2025 and December 31, 2024, there were $0.6 million and an immaterial amount, respectively, of outstanding receivables relating to the KKC Agreement on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized license and services revenue of $3.3 million and $9.9 million, respectively, under the KKC Agreement. During the three and nine months ended September 30, 2024, we recognized license and services revenue of $2.1 million and $74.1 million, respectively, under the KKC Agreement. Our condensed consolidated balance sheet as of September 30, 2025 includes a deferred revenue balance of $16.7 million ($7.2 million presented as “Deferred revenue, current portion” and $9.5 million as “Deferred revenue, net of current portion”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $25.2 million ($10.3 million presented as “Deferred revenue, current portion” and $14.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.
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
Under the terms of the Navire-BMS License Agreement, Navire was entitled to receive a non-refundable, upfront payment of $90.0 million, which Navire received in full in June 2022. Based on the terms of the Navire-BMS License Agreement, Navire was to continue to lead its ongoing Phase 1 monotherapy and combination therapy trials (collectively, the “Phase 1 Trials”), and BMS was to lead and fund all other development and commercialization activities. Navire was fully funding the Phase 1 trials with the exception of the combination therapy governed under the 2021 Navire-BMS Agreement. In accordance with the 2021 Navire-BMS Agreement, both parties shared all research and development costs equally for this trial until activities were completed. We recorded all research and development costs for the Phase 1 Trials, as well as the reimbursement for the costs associated with the trial governed by the 2021 Navire-BMS Agreement within “Research and development” expenses until the date of termination and subsequently within “Restructuring, impairment and related charges” on our condensed consolidated statements of operations.
In 2022, we determined that the Navire-BMS License Agreement was within the scope of ASC 606 as BMS is a customer in this arrangement, and we identified the following distinct performance obligations in the agreement:
•an exclusive license to develop and commercialize BBP-398 and the related know-how; and
•research and development services to complete the Phase 1 Trials for BBP-398.
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
For the nine months ended September 30, 2024, we recognized $9.9 million in “License and services revenue” relating to the Navire-BMS License Agreement. As of December 31, 2024, there were no remaining balances in deferred revenue on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
License Agreement with Alexion
In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as “License and services revenue”, and in June 2025, Eidos received the $30.0 million regulatory milestone payment. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third-parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.
Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources.
In November 2024, BridgeBio and Alexion entered into a commercial supply agreement for the manufacture and supply of the Licensed Product for commercial use in the Territory. BridgeBio entered into the agreement as BridgeBio is the entity responsible for the commercialization of the Licensed Product. Under the commercial supply agreement, Alexion shall pay to BridgeBio a commercial product per unit price equal to the applicable fully burdened manufacturing cost per unit of product. BridgeBio supplied nil and $1.8 million of commercial product to Alexion during the three and nine months ended September 30, 2025, which are recorded in “License and services revenue” on our condensed consolidated statements of operations.
Additionally, in October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received of $3.0 million, to be used by Eidos to cover any out-of-pocket costs and employee costs incurred by Eidos. This initial payment was deferred upon receipt, and revenue is recognized over time relating to the research and development services for the ongoing clinical trial. During the three and nine months ended September 30, 2025, there were immaterial costs incurred under the ACT-EARLY clinical trial in Japan.
As of September 30, 2025 and December 31, 2024, the receivables relating to the Eidos-Alexion License Agreement on our condensed consolidated balance sheets were immaterial and $0.6 million, respectively. During the three and nine months ended September 30, 2025, we recognized license and services and royalty revenue of $0.1 million and $32.1 million, respectively, under the Eidos-Alexion License Agreement. During the three and nine months ended September 30, 2024, we recognized an immaterial amount of license and services revenue under the Eidos-Alexion License Agreement. Our condensed consolidated balance sheet as of September 30, 2025 includes a deferred balance of $3.0 million ($1.0 million presented as “Deferred revenue, current portion” and $2.0 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial. Our condensed consolidated balance sheet as of December 31, 2024 includes $3.0 million presented as “Deferred revenue, current portion” as it was determined at that time the expenses would be incurred within a year.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the three and nine months ended September 30, 2025, we incurred nil and $6.9 million, respectively, of license fees due to Stanford University, which were related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 11) as well as the regulatory milestone achieved in May 2025 under the Eidos-Alexion License Agreement (refer to Note 11). These license fees were capitalized as finite-lived intangible assets (refer to Note 7). In addition, during the three and nine months ended September 30, 2025, we incurred $1.9 million and $3.6 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra. For the nine months ended September 30, 2024, we incurred and paid $8.1 million of license fees due to Stanford University related to the Company entering into an exclusive license agreement with Bayer in March 2024.
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
The components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Straight-line operating lease costs	$1,213	$1,026	$3,443	$3,119
Finance lease costs	91	98	278	299
Variable lease costs	1,342	1,484	3,822	4,974
Total lease cost	$2,646	$2,608	$7,543	$8,392
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,757	$4,459
Operating cash flows for finance lease	344	334
Operating lease right-of-use assets obtained in exchange for operating lease obligations	3,714	1,292

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental information related to the remaining lease term and discount rate are as follows:

	September 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	3.1	4.0
Finance lease	0.3	1.3
Weighted-average discount rate
Operating leases	6.7%	6.2%
Finance lease	6.6%	6.6%
As of September 30, 2025, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2025	$1,147
Year ending December 31:
2026	5,375
2027	582
2028	454
2029	487
2030	487
Thereafter	934
Total future minimum lease payments	9,466
Imputed interest	(745)
Total	$8,721

Reported as of September 30, 2025
Operating lease liabilities, current portion	$5,294
Operating lease liabilities, net of current portion	3,427
Total operating lease liabilities	$8,721
No impairment loss was recognized during the three and nine months ended September 30, 2025. The impairment loss recognized was not material for the three and nine months ended September 30, 2024.
14.      Public Offerings
2023 Shelf Registration Statement and ATM Agreement
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. In 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. In 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
agent fees and commissions of $0.6 million. As of September 30, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.
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
15.      Stock-Based Compensation
Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of goods sold	$361	$—	$578	$—
Research and development	12,328	12,124	37,582	29,840
Selling, general and administrative	21,866	14,969	63,077	47,511
Restructuring, impairment and related charges	709	38	755	81
Total stock-based compensation	$35,264	$27,131	$101,992	$77,432
We recorded nil and $3.6 million of stock-based compensation expense for the three and nine months ended September 30, 2025, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. We recorded nil and $11.8 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. During the three and nine months ended September 30, 2025, $0.9 million and $2.8 million, respectively, of stock-based compensation expense was capitalized to inventories.
Equity-Based Awards of BridgeBio
In December 2023, the 2019 Inducement Equity Plan was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares of common stock authorized for issuance by 6,500,000 shares. In June 2025, our stockholders further approved an amendment and restatement of the 2021 A&R Plan to, among other things, increase the number of shares of common stock authorized for issuance by 5,000,000 shares. As of September 30, 2025, 10,350,398 shares and 783,507 shares were reserved for future issuances under the 2021 A&R Plan and the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”), respectively. We also reserved 2,802,644 shares under the Eidos Award Exchange in 2021 (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”

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
For the three and nine months ended September 30, 2025, we recognized an immaterial amount of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2025. For the three and nine months ended September 30, 2024, we recognized reversals of nil and $8.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards as of September 30, 2024 as the obligation was no longer determined to be probable. Refer to Note 8 for contingent compensation accrued associated with performance-based milestones that are determined to be probable as of September 30, 2025.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Option Grants
The following table summarizes BridgeBio’s stock option activity under the Plans for the nine months ended September 30, 2025:

	Options Outstanding		Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024		12,499,883
Regular equity program	11,172,627		$25.76	6.2	$78,764
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	313,081		$2.20	4.3	$7,995
Granted		180,733
Regular equity program	180,733		$38.59
Exercised		(763,439)
Regular equity program	(532,293)		$22.61
Eidos Awards Exchange	(206,360)		$11.91
Exchange Program	(24,786)		$1.31
Cancelled		(7,183)
Regular equity program	(7,183)		$36.37
Outstanding as of September 30, 2025		11,909,994
Regular equity program	10,813,884		$26.12	5.6	$289,158
Eidos Awards Exchange	807,815		$14.76	3.5	$30,034
Exchange Program	288,295		$2.28	3.6	$14,316
Exercisable as of September 30, 2025		10,783,067
Regular equity program	9,689,377		$26.52	5.3	$256,260
Eidos Awards Exchange	807,815		$14.76	3.5	$30,034
Exchange Program	285,875		$2.28	3.6	$14,198
The options granted to employees and non-employees are exercisable at the closing price as reported on the Nasdaq Global Select Market of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 was $30.15.
The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2025 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2025 was $18.2 million.
For the three and nine months ended September 30, 2025, we recognized stock-based compensation expense of $3.9 million and $12.5 million, respectively, related to stock options under the Plans. For the three and nine months ended September 30, 2024, we recognized stock-based compensation expense of $5.2 million and $17.4 million, respectively, related to stock options under the Plans. As of September 30, 2025, there was $15.1 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.5 years.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
The following table summarizes BridgeBio’s RSU activity under the Plans for the nine months ended September 30, 2025:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	10,272,798	$21.91
Granted	4,295,784	$34.58
Vested	(3,075,143)	$22.75
Cancelled	(798,470)	$22.51
Balance as of September 30, 2025	10,694,969	$26.72
The RSUs have a service condition and generally vest over a period of two to four years.
Performance-Based Milestone Awards
Apart from the milestone awards under the Exchange Program described above, we also have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. For the three and nine months ended September 30, 2025, we recognized $0.3 million and $0.7 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2025. For the three and nine months ended September 30, 2024, we recognized $0.5 million and $1.4 million, respectively, of stock-based compensation cost associated with performance-based milestone awards whereby the milestones were determined to be probable of achievement as of September 30, 2024. The $1.4 million in stock-based compensation associated with performance-based milestone awards during the nine months ended September 30, 2024 includes reversals totaling $1.6 million as the obligation was no longer determined to be probable. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of September 30, 2025.
Performance-Based RSUs
In March 2025, the Company approved and granted performance restricted stock units under the 2021 A&R Plan to certain officers and employees with vesting based on achievement of positive top-line readout targets (“performance-based RSUs”), which are subject to the continued service of the officers and employees through the applicable vesting date and are subject to accelerated vesting upon a change in control event. We recognize such contingent stock-based compensation expense when the top-line readout targets are probable of achievement. For the three and nine months ended September 30, 2025, we recognized stock-based compensation cost of $0.7 million and $1.5 million, respectively, associated with performance-based RSUs whereby the top-line readout targets are probable of achievement as of September 30, 2025. As of September 30, 2025, 194,943 performance-based RSUs were outstanding with a weighted average grant date fair value of $33.75. As of September 30, 2025, there was $5.1 million of total unrecognized compensation cost related to performance-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 1.9 years.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For the three and nine months ended September 30, 2025, we recognized $0.5 million and $2.5 million, respectively, of stock-based compensation expense related to market-based RSU awards. For the three and nine months ended September 30, 2024, we recognized $1.7 million and $6.5 million, respectively, of stock-based compensation expense related to market-based RSU awards. As of September 30, 2025, 375,000 market-based RSUs were outstanding with a weighted average grant date fair value of $28.73. As of September 30, 2025, there was no unrecognized compensation cost related to market-based RSUs under the Plans.
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
For the nine months ended September 30, 2025 and 2024, employees purchased 261,422 shares and 194,138 shares, respectively, for $6.4 million and $4.5 million, respectively, under our ESPP. For the three and nine months ended September 30, 2025, stock-based compensation expense related to our ESPP was $0.9 million and $2.3 million, respectively. For the three and nine months ended September 30, 2024, stock-based compensation expense related to our ESPP was $0.6 million and $1.7 million, respectively. As of September 30, 2025, 3,100,352 shares were reserved for future issuance under the ESPP.
Valuation Assumptions
We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. For the nine months ended September 30, 2025, we used the following weighted-average assumptions in the Black-Scholes calculations:

	Stock Options	ESPP
Expected term (in years)	6.0	0.5
Expected volatility	94.0% - 94.7%	46.7% - 60.9%
Risk-free interest rate	4.1%	4.1% - 5.0%
Dividend yield	—	—
Weighted-average fair value of stock-based awards granted	$30.15	$13.04
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We are committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring plans included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.
“Restructuring, impairment and related charges” included on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Winding down, exit and other related costs	$5,899	$2,885	$7,045	$6,402
Severance and employee-related costs	2,942	1,736	3,171	4,239
Long-lived assets impairments and write-offs	—	—	—	271
Total	$8,841	$4,621	$10,216	$10,912
The following table summarizes the activity related to the restructuring liabilities associated with our restructuring plans for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Beginning balance	$1,848	$55
Restructuring, impairment and related charges	10,216	10,912
Cash payments	(7,958)	(8,240)
Noncash activities	(758)	(359)
Ending balance	$3,348	$2,368
Restructuring liabilities are presented on our condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
Accounts payable	$508	$330
Accrued compensation and benefits	1,603	332
Accrued research and development liabilities	1,176	1,020
Other current liabilities	61	166
Total	$3,348	$1,848
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBB”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. The impact on current and deferred taxes for tax law changes, if any, will be reported in continuing operations in the third quarter which includes the enactment date.
Following the enactment of the OBBB in July 2025, the Company is no longer capitalizing domestic research and experimental expenditures as of September 30, 2025. As a result, the Company reversed the previously recognized domestic current tax during the three months ended September 30, 2025.
The Company’s provision for (benefit from) income tax for the three and nine months ended September 30, 2025 was $(1.5) million and $0.6 million, respectively, primarily related to current foreign income tax expense. Due to the Company’s valuation allowance on deferred tax assets, the related tax adjustments did not have an impact on deferred taxes.
18.      Net Loss Per Share
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2025 and 2024, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of September 30,
	2025	2024
Unvested RSUs	10,694,969	9,953,125
Unvested performance-based RSUs	194,943	3,326
Unvested market-based RSUs	375,000	375,000
Common stock options issued and outstanding	11,909,994	12,678,490
Estimated shares issuable under performance-based milestone compensation arrangements	1,330,341	2,845,476
Estimated shares issuable under the ESPP	42,842	50,969
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	—
	56,673,830	46,487,679
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
Overview
BridgeBio Pharma, Inc. (“BridgeBio”, the “Company” or “we”) is a new type of biopharmaceutical company founded to discover, create, test and deliver transformative medicines to treat patients who suffer from genetic diseases. BridgeBio’s pipeline of development programs ranges from early science to advanced clinical trials. BridgeBio was founded in 2015, and our team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. Since inception, BridgeBio has created 19 Investigational New Drug applications (“INDs”) and received approval from the U.S. Food and Drug Administration (the “FDA”) for three of our products. We have worked across over 40 disease states at various stages of development. Several of our programs target indications that we believe present the potential for our product candidates, if approved, to target portions of market opportunities of at least $1.0 billion in annual sales.
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
We currently have one commercial product and multiple product candidates in late-stage development. Our commercial product received FDA approval on November 22, 2024 as AttrubyTM, and it received approval as BeyonttraTM from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), and (iii) the United Kingdom Medicines and Healthcare Products Regulatory Agency in UK in April 2025. During the nine months ended September 30, 2025, we generated net product revenue of $216.4 million.

Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates and commercial product, and driving commercialization of our FDA approved product within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity (“VIE model”), or the voting interest entity (“VOE model”). To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements, and cash proceeds from net product revenue.
We have incurred significant operating losses since our inception. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $538.3 million and $276.0 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for acoramidis, and the development and eventual commercialization of our other product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.
On June 27, 2025 (the “Closing Date”), we and our subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of our common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became our related party following KKR & Co. Inc.’s acquisition of HCRx.
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the European Union (“EU”) and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer Consumer Care AG (“Bayer”), Eidos and our other subsidiaries party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and our other subsidiary, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.
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
In September 2019, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million, and following pricing approval from the National Health Insurance in Japan in May 2025, Eidos received a regulatory milestone payment of $30.0 million, which was recognized as “License and services revenue” in June 2025. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan.
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
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBB”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions. Examples include permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. The impact on current and deferred taxes for tax law changes, if any, will be reported in continuing operations in the third quarter which includes the enactment date. Following the enactment of the OBBB in July 2025, we are no longer capitalizing domestic research and experimental expenditures as of September 30, 2025. As a result, we reversed the previously recognized domestic current tax during the three months ended September 30, 2025. Our provision for (benefit from) income tax for the three and nine months ended September 30, 2025 was $(1.5) million and $0.6 million, respectively, primarily related to current foreign income tax expense. Due to our valuation allowance on deferred tax assets, the related tax adjustments did not have an impact on deferred taxes.

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenues, net	$120,700	$2,732	$347,898	$216,020
Total cost of revenues	$6,563	$598	$12,855	$1,794
Research and development	$112,874	$120,444	$335,536	$376,111
Selling, general and administrative	$137,621	$68,819	$373,140	$194,149
Restructuring, impairment and related charges	$8,841	$4,621	$10,216	$10,912
Loss from operations	$(145,199)	$(191,750)	$(383,849)	$(366,946)
Interest income	$6,239	$3,296	$15,522	$12,566
Interest expense	$(11,739)	$(23,061)	$(41,467)	$(69,469)
Noncash interest expense on deferred royalty obligations (1)	$(36,410)	$—	$(86,460)	$—
Gain on deconsolidation of subsidiaries	$—	$52,027	$—	$178,321
Loss on extinguishments of debt	$—	$—	$(21,155)	$(26,590)
Net loss from equity method investments	$(15,834)	$(6,563)	$(51,579)	$(14,488)
Other income, net	$16,461	$1,797	$31,240	$10,648
Provision for (benefit from) income taxes	$(1,545)	$—	$555	$—
Net loss	$(184,937)	$(164,254)	$(538,303)	$(275,958)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,194	$2,214	$6,235	$5,246
Net loss attributable to common stockholders of BridgeBio	$(182,743)	$(162,040)	$(532,068)	$(270,712)
(1)Including related party amounts of $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively, (as described in Note 10).
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$642,951	$681,101
Marketable securities	2,991	—
Total cash, cash equivalents and marketable securities	$645,942	$681,101
As of September 30, 2025, we have cash, cash equivalents and marketable securities of $645.9 million, compared to cash and cash equivalents of $681.1 million as of December 31, 2024.

Revenues, Net
The following table summarizes our revenues for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Net product revenue	$108,111	$—	$108,111	$216,351	$—	$216,351
License and services revenue	8,311	2,732	5,579	125,441	216,020	(90,579)
Royalty revenue	4,278	—	4,278	6,106	—	6,106
Total revenues, net	$120,700	$2,732	$117,968	$347,898	$216,020	$131,878
Total revenues, net increased by $118.0 million for the three months ended September 30, 2025, compared to the same period in 2024, which consisted of an increase of $108.1 million in net product revenue, an increase of $5.6 million in license and services revenue, and an increase in royalty revenue of $4.3 million. Total revenues, net increased by $131.9 million for the nine months ended September 30, 2025, compared to the same period in 2024, which consisted of an increase of $216.4 million in net product revenue and an increase of $6.1 million in royalty revenue, partially offset by a decrease of $90.6 million in license and services revenue.
Net product revenue for the three and nine months ended September 30, 2025 was $108.1 million and $216.4 million, respectively. This revenue was generated from the commercial sale of Attruby in the U.S. following FDA approval in November 2024.
License and services revenue increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the sale of clinical and commercial product supply to our collaboration partners as well as the service revenue recognized on the non-refundable upfront payments received in 2024 from the Bayer License Agreement and the KKC Agreement (as described in Note 11 to our condensed consolidated financial statements).
License and services revenue decreased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to recognition of $205.3 million of upfront license fees and services revenue recognized in 2024 under the Bayer License Agreement and KKC Agreement. License and services revenue in 2025 primarily consisted of $105.0 million recognized for milestone achievements following approval of Beyonttra in the EU and pricing approval of Beyonttra in Japan. The remaining change in license and services revenue is primarily driven by service revenue recognized on the non-refundable upfront payments received in 2024 and from the sale of clinical and commercial product supply to our collaboration partners.
Royalty revenue for the three and nine months ended September 30, 2025 was $4.3 million and $6.1 million, respectively. This revenue relates to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.
The level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any. In addition, following the FDA approval of Attruby on November 22, 2024, we commercialized Attruby in the U.S. and anticipate our future revenue to primarily be generated from recurring net product revenue. Furthermore, following the regulatory approvals of Beyonttra in the EU in February 2025, in Japan in March 2025 and in the UK in April 2025, we anticipate significant future royalty revenue to be generated from the commercial sales of Beyonttra by Bayer and Alexion.

Operating Costs and Expenses
Cost of Revenues
The following table summarizes our cost of revenues for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Cost of goods sold	$4,028	$—	$4,028	$8,910	$—	$8,910
Cost of license, services and royalty revenue	2,535	598	1,937	3,945	1,794	2,151
Total cost of revenues	$6,563	$598	$5,965	$12,855	$1,794	$11,061
Total cost of revenues increased by $6.0 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase of $4.0 million in cost of goods sold and an increase of $2.0 million in cost of license, services and royalty revenue. Total cost of revenues increased by $11.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase of $8.9 million in cost of goods sold and an increase of $2.2 million in cost of license, services and royalty revenue.
Cost of goods sold for the three and nine months ended September 30, 2025 and 2024, consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue. We began incurring cost of goods sold following FDA approval and commercial launch of Attruby in November 2024.
Cost of license, services and royalty revenue for the three and nine months ended September 30, 2025 consists mainly of third-party royalties associated with commercial sales of Beyonttra, manufacturing costs relating to product supply of Beyonttra to our collaboration partners, and amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements. Cost of license, services and royalty revenue for the three and nine months ended September 30, 2024 consists mainly of amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements.
Research and Development Expenses
The following table summarizes our research and development expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Research and development	$112,874	$120,444	$(7,570)	$335,536	$376,111	$(40,575)
Research and development expenses decreased by $7.6 million and $40.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases are primarily driven by the reprioritization of our R&D programs.
The decrease of $7.6 million for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $6.0 million decrease in external costs and a $1.8 million net decrease in personnel-related expenses.
The decrease of $40.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $26.1 million decrease in external costs, a $11.8 million decrease in personnel-related expenses, and a $10.4 million decrease in license fees, partially offset by a $7.7 million increase in stock-based compensation expenses.
Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and contract research organizations (“CROs”), as well as purchase of APIs in connection with our preclinical, contract manufacturing and clinical development activities; internal costs such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs,” respectively.

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Acoramidis for the treatment and primary prevention of ATTR-CM	$31,978	$40,306	$84,639	$116,846
Infigratinib for achondroplasia and hypochondroplasia	30,756	22,230	88,881	65,513
BBP-418 for LGMD2I/R9	14,253	9,073	39,705	29,864
Encaleret for ADH1	16,046	12,145	44,633	35,297
Other development programs	357	17,625	22,323	59,602
Other research programs	19,484	19,065	55,355	68,989
Total	$112,874	$120,444	$335,536	$376,111
Selling, General and Administrative Expenses
The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$137,621	$68,819	$68,802	$373,140	$194,149	$178,991
Selling, general and administrative expenses increased by $68.8 million and $179.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
The increase of $68.8 million for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $43.4 million increase in external costs and a $18.5 million increase in personnel-related expenses, largely due to our investments supporting our commercial launch and ongoing activities of Attruby, as well as a $6.9 million increase in stock-based compensation expenses.
The increase of $179.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $91.4 million increase in external costs and a $72.0 million increase in personnel-related expenses, both of which were largely due to our investments supporting our commercial launch and ongoing activities of Attruby, as well as a $15.6 million increase in stock-based compensation expenses.
Restructuring, Impairment and Related Charges
The following table summarizes our restructuring, impairment and related charges during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Restructuring, impairment and related charges	$8,841	$4,621	$4,220	$10,216	$10,912	$(696)
As discussed in Note 16 to our condensed consolidated financial statements, we committed to restructuring plans to reprioritize and advance our corporate strategy and development programs. The restructuring initiative included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.

Other Income (Expense), Net
Interest Income
The following table summarizes our interest income during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$6,239	$3,296	$2,943	$15,522	$12,566	$2,956
Interest income has historically consisted of interest income earned on our cash, cash equivalents and marketable securities. Generally, increases and decreases in interest income during the three and nine months ended September 30, 2025 and 2024 are attributable to changes in the interest-bearing average balances of our cash, cash equivalents, marketable securities, and fluctuations in interest rates.
Interest Expense
The following table summarizes our interest expense during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest expense	$(11,739)	$(23,061)	$11,322	$(41,467)	$(69,469)	$28,002
Interest expense consists primarily of interest expense incurred under our 2031 Notes issued in February 2025, our 2029 Notes issued in January 2021, and our 2027 Notes issued in March 2020. Refer to Note 9 to our condensed consolidated financial statements.
Our outstanding term loan principal balance under our Amended Financing Agreement was fully repaid on February 28, 2025 upon receiving proceeds from the 2031 Notes. Refer to the Liquidity and Capital Resources section below and Note 9 to our condensed consolidated financial statements.
Noncash Interest Expense on Deferred Royalty Obligations
The following table summarizes our noncash interest expense on deferred royalty obligations during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Noncash interest expense on deferred royalty obligations	$(36,410)	$—	$(36,410)	$(86,460)	$—	$(86,460)
Noncash interest expense consists primarily of interest expense accreted on our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement. Refer to Note 10 to our condensed consolidated financial statements.
Gain on Deconsolidation of Subsidiaries
The following table summarizes our gain on deconsolidation of subsidiaries during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$—	$52,027	$(52,027)	$—	$178,321	$(178,321)

As more fully discussed in Note 6 to our condensed consolidated financial statements, TheRas, Inc. (“ Legacy BBOT”), completed a $200.0 million private equity financing with external investors on April 30, 2024. As a result of the private equity financing transaction, we deconsolidated Legacy BBOT on April 30, 2024 and recognized a gain from deconsolidation of $126.3 million for the nine months ended September 30, 2024. Refer to Note 6 for further details regarding the Legacy BBOT private equity financing transaction.
As more fully discussed in Note 6 to our condensed consolidated financial statements, we deconsolidated GondolaBio, LLC (“GondolaBio”), inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024, and recognized a gain from deconsolidation of $52.0 million for the three and nine months ended September 30, 2024.
Loss on Extinguishments of Debt
The following table summarizes our loss on extinguishments of debt during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Loss on extinguishments of debt	$—	$—	$—	$(21,155)	$(26,590)	$5,435
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
Net Loss from Equity Method Investments
The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Net loss from equity method investments	$(15,834)	$(6,563)	$(9,271)	$(51,579)	$(14,488)	$(37,091)
Subsequent to the deconsolidation of GondolaBio on August 16, 2024 and Legacy BBOT on April 30, 2024, we account for our investments in GondolaBio and Legacy BBOT (now referred to as “BBOT” as the new combined company as more fully discussed in Note 6 to our condensed consolidated financial statements) using the equity method of accounting. For the three months ended September 30, 2025 we recorded net loss from the equity method investments in GondolaBio and BBOT of $7.1 million and $8.7 million, respectively. For the nine months ended September 30, 2025 we recorded net loss from the equity method investments in GondolaBio and BBOT of $23.0 million and $28.6 million, respectively. For the three months ended September 30, 2024 we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $1.4 million and $5.2 million, respectively. For the nine months ended September 30, 2024, we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $1.4 million and $13.1 million, respectively.
Other Income, Net
The following table summarizes our other income, net during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Other income, net	$16,461	$1,797	$14,664	$31,240	$10,648	$20,592
The increase of $14.7 million for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by $7.8 million of noncash income from an equity method investment and $5.6 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement.

The increase of $20.6 million or the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by $11.1 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement, $7.8 million of noncash income from an equity method investment, a $7.5 million increase in income recognized under the Transition Service Agreements with GondolaBio and BBOT, partially offset by a $5.8 million decrease in net realized gains from our investment in equity securities.
Provision for (Benefit from) Income Taxes
The following table summarizes our provision for (benefit from) income taxes during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$(1,545)	$—	$(1,545)	$555	$—	$555
Following the enactment of the OBBB in July 2025, we are no longer capitalizing domestic research and experimental expenditures as of September 30, 2025. As a result, we reversed the previously recognized domestic current tax during the three months ended September 30, 2025. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2025 was $(1.5) million and $0.6 million, respectively. There was no provision for income tax for the three and nine months ended September 30, 2024.
Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests
The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,194	$2,214	$(20)	$6,235	$5,246	$989
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
Liquidity and Capital Resources
We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty financing, sale of certain assets and, to a lesser extent, upfront and milestone payments received from licensing arrangements, payments received from net product revenue and royalties. As of September 30, 2025, we have cash, cash equivalents, and marketable securities of $645.9 million, including funds held by our wholly-owned subsidiaries and controlled entities. As of September 30, 2025, we have outstanding debt of $1.9 billion and deferred royalty obligations, net of $844.7 million, both of which are net of amortization of debt discount and issuance costs.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $538.3 million and $276.0 million, respectively. We incurred net cash outflow from operations of $389.5 million and $325.4 million for the same periods, respectively. We had an accumulated deficit as of September 30, 2025 of $3.6 billion. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we have very limited experience with commercialization, and we may not be able to generate significant revenues from product sales, if any, of Attruby or any of our other product candidates, even if any of our other product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate net product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain clinical programs.
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
We expect our cash, cash equivalents and marketable securities will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of our commercialization of other product candidates we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.
In addition, we are closely monitoring ongoing developments in connection with economic conditions, inflationary pressures, evolving regulatory and policy landscapes, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of our commercialization of other product candidates which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and marketable securities and, if circumstances warrant, we will make appropriate adjustments to our operating plan.
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
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of September 30, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.
Debt
As of September 30, 2025, we have borrowings under the 2031 Notes, the 2029 Notes, and the 2027 Notes, which are discussed below.
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
Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), we and Eidos entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of our common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became our related party following KKR & Co. Inc.’s acquisition of HCRx.
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer (as described in Note 11), Eidos and our other subsidiaries party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and our other subsidiary, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.
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
Revenue from Attruby Sales
We currently have one commercial product, Attruby, which received FDA approval on November 22, 2024, for the treatment of transthyretin amyloidosis. Product sales of Attruby represent an important source of our liquidity and cash inflows beginning in 2025. As commercialization efforts continue to expand and market adoption increases, we expect product sales of Attruby to provide a growing and recurring source of operating cash flow to support our commercial activities and research and development.
Cash Flows
The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(389,490)	$(325,400)	$(64,090)
Net cash provided by (used in) investing activities	(10,133)	64,018	(74,151)
Net cash provided by financing activities	361,475	274,526	86,949
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38,148)	$13,144	$(51,292)
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $389.5 million for the nine months ended September 30, 2025 and consisted of our net loss of $538.3 million, adjustments for noncash items totaling $249.5 million, and net cash outflow of $100.7 million related to changes in operating assets and liabilities. The adjustments for noncash items totaling $249.5 million primarily included $98.4 million in stock-based compensation expense, $86.5 million in noncash interest expense on deferred royalty obligations, net loss from equity method investments of $51.6 million, $21.2 million in loss on extinguishments of debt from the repayment of the term loan under the Amended Financing Agreement, $4.5 million in amortization of debt discount and issuance costs; partially offset by $11.1 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement (as described in Note 10 of our condensed consolidated financial statements) and $7.8 million in noncash income from an equity method investment. The net cash outflow of $100.7 million related to changes in operating assets and liabilities was attributed mainly to an increase of $111.8 million in accounts receivable, net primarily related to receivables for net product revenues, an increase of $23.4 million in inventories, an increase of $17.5 million for prepaid expenses and other current assets, partially offset by an increase in other liabilities of $53.0 million.

Net cash used in operating activities was $325.4 million for the nine months ended September 30, 2024 and consisted of our net loss of $276.0 million, adjustments for noncash items totaling $68.5 million, and net cash inflow of $19.1 million related to changes in operating assets and liabilities. The adjustments for noncash items totaling $68.5 million primarily included a $178.3 million net gain on the deconsolidation of subsidiaries, $8.1 million net realized gain from investment in equity securities; partially offset by $65.7 million in stock-based compensation expense, $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, net loss from equity method investments of $14.5 million, and $5.4 million in amortization of debt discount and issuance costs. The $19.1 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $20.6 million primarily related to the Bayer License Agreement and KKC Agreement, an increase of $15.5 million in accrued research and development liabilities, an increase of $5.6 million in accrued compensation and benefits, an increase of $5.3 million in accounts payable; partially offset by an increase in prepaid expenses and other current assets of $17.5 million and a decrease in other liabilities of $6.6 million.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2025, attributable primarily to purchases of marketable securities of $10.9 million and the aggregate payments made to Foundation Medicine, Inc. and Stanford University for intangible assets of $8.5 million, partially offset by maturities of marketable securities of $8.0 million and a special cash dividend from investment in equity securities of $2.3 million.
Net cash provided by investing activities was $64.0 million for the nine months ended September 30, 2024, attributable primarily to $95.0 million in proceeds from the maturities of marketable securities, $63.2 million in proceeds from the sale of equity securities, $25.7 million in special cash dividend received from equity securities, partially offset by purchases of marketable securities of $93.8 million, purchases of investments in equity securities of $20.3 million and $4.8 million in payments made to Foundation Medicine, Inc. for intangible assets.
Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $361.5 million for the nine months ended September 30, 2025, consisting primarily of $575.0 million in proceeds from the issuance of 2031 Notes, $300.0 million in gross cash proceeds from the royalty obligation under the Royalty Purchase Agreement, and $14.5 million in proceeds from stock option exercises (net of repurchases), partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, $12.0 million payment of issuance costs and discounts associated with the 2031 Notes, $6.9 million repayments of deferred royalty obligations, and $3.0 million payment of issuance costs associated with the royalty obligation under the Royalty Purchase Agreement.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 of our condensed consolidated financial statements as of and for the nine months ended September 30, 2025.

Recent Accounting Pronouncements
There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, we held cash, cash equivalents and marketable securities of $645.9 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested U.S. treasury bills. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.
As of September 30, 2025, our 2031 Notes, 2029 Notes and 2027 Notes had principal balances of $575.0 million, $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, including under the heading “Special Note Regarding Forward-Looking Statements”, the risks and uncertainties that we believe are most important for you to consider are discussed below and in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, which could adversely affect our business, financial condition, or results of operations. The risk factors disclosed below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or results of operations. Other than the risk factors disclosed below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on April 29, 2025, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.
The FDA and other regulatory agencies actively enforce the laws and regulations governing the promotion of prescription products, including those prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. While the FDA permits the dissemination of truthful and non-misleading information about an approved product, a sponsor may not promote a product unlawfully or for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted our products unlawfully or for such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of products, including for off-label use, and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements, or permanent injunctions under which specified promotional conduct must be changed or curtailed.
In September 2025, the FDA announced increased scrutiny of advertising and promotional practices, with a particular focus on direct-to-consumer (“DTC”) advertising and reportedly sent thousands of letters to pharmaceutical companies to remove misleading ads, including a large number of untitled and warning letters citing allegedly misleading claims. We received one of these untitled letters citing a DTC broadcast advertisement for Attruby. This heightened enforcement environment increases the risk that our promotional materials, even if we believe them to be compliant, could be challenged by the FDA or by consumers or plaintiffs’ counsel, which could lead us to modify or withdraw certain promotional materials. If we cannot successfully manage the promotion of our products or product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources, and statutory, regulatory and policy changes that may otherwise affect the FDA’s ability to perform routine functions. As a result, average review times at the agency have fluctuated in recent years. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times, including on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
We rely entirely on third parties for the manufacturing of commercial supplies of Attruby and Beyonttra and for supplies of our product candidates that we may develop for preclinical studies and clinical trials. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture Attruby and Beyonttra on a commercial scale or to manufacture drug supplies of our product candidates for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture our product candidates, if approved, on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers for the manufacturing of commercial supplies of Attruby and Beyonttra and other product candidates, if approved. We also rely on third-party manufacturers for the clinical manufacturing supply of our product candidates. Although we have entered into long-term supply arrangements and generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a commercial product, product candidate, or the raw material components thereof, for continued commercial sales or for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay or curtail commercial sales of a product or the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations.

With the change in the U.S. Presidential Administration in 2025, there continues to be substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.
We may be unable to identify and appropriately qualify third-party manufacturers or establish agreements with third-party manufacturers or do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for sourcing of raw materials, components, and such other goods as may be required for execution of its manufacturing processes and the oversight by the third party of its suppliers;
•reliance on the third party for regulatory compliance and quality assurance for the manufacturing activities each performs;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of proprietary information, including trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
Furthermore, all of our CMOs are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks to produce such materials and products. The facilities used by our contract manufacturers to manufacture our products and product candidates are subject to review by the FDA pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMP, requirements for manufacture of drug and biologic products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for our product candidates manufactured at these manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact the ability to develop, obtain regulatory approval for or market, if approved, our product candidates.
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
Our products and product candidates may compete with other marketed drugs and product candidates and marketed drugs for access to manufacturing facilities. In addition, any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of our products and product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
The drug substance and drug product for certain of our product candidates and commercial products are currently acquired from single-source suppliers. The loss of these suppliers, or their failure to supply us with the drug substance or drug product, could materially and adversely affect our business.

The drug substance and drug product for certain of our product candidates and commercial products are manufactured by single-source suppliers or CMOs pursuant to development and manufacturing contracts, quality agreements and purchase orders. We do not currently have any other suppliers for the drug substance or drug product of these product candidates or commercial products and, although we believe that there are alternate sources of supply that could satisfy our clinical and commercial requirements and are in the process of establishing agreements with alternate suppliers, we cannot assure you that identifying alternate sources and establishing relationships with such sources would not result in significant delay in the development of our product candidates.
Our dependence on single-source suppliers exposes us to certain risks, including the following:
•our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms;
•delays caused by supply issues may harm our reputation; and
•our ability to progress our business could be materially and adversely impacted if our single-source suppliers upon which we rely were to experience any significant business challenges, disruption or failures due to issues such as financial difficulties or bankruptcy, issues relating regulatory or quality compliance issues, or other legal or reputational issues.
Additionally, we may not be able to enter into supply arrangements with alternative suppliers on commercially reasonable terms, or at all. A delay in the supply of our commercial products to the market or development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could have a material adverse impact upon on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
None.
(b)Use of Proceeds from Public Offering of Common Stock
None.
(c)Issuer Purchases of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a)Information Required to be Reported on Form 8-K
None.
(b)Material Changes to Nomination Procedures
None.
(c)Director and Officer Trading Plans and Arrangements
On September 8, 2025, Maricel M. Apuli, our Chief Accounting Officer, adopted a trading plan (the “Trading Plan”), intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Trading Plan provides for the potential sale of a maximum of (i) 10,000 vested shares of our restricted stock held by Ms. Apuli, and (ii) 100% of net purchased shares of our common stock to be purchased by Ms. Apuli under the ESPP on February 13, 2026, and August 15, 2026, respectively. On the date when the Trading Plan was adopted, Ms. Apuli did not hold any such shares to be purchased under the ESPP. The aggregate number of net purchased shares of common stock under the ESPP that will be available for sale by Ms. Apuli is not yet determinable because the number of shares purchased will be based on the applicable per share purchase price under the ESPP on the purchasing date. Ms. Apuli is not permitted to transfer, sell or otherwise dispose of any shares under the Trading Plan until the later of (i) the 91st day after the adoption date of the Trading Plan (i.e. December 8, 2025), or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Trading Plan is adopted (estimated October 29, 2025); or (b) the 121st day after the adoption date of the Trading Plan (estimated January 7, 2026). The Trading Plan is expected to remain in effect until the earlier of (a) November 17, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth on Addendum A of the Trading Plan have expired; (c) as soon as practicable following the date on which Ms. Apuli gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Ms. Apuli that would result in a modification or change to the amount, price or timing of the sale of shares under the Trading Plan but the requirements for a modification of the Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated By laws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith
*This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
†Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission because such information (i) is not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BridgeBio Pharma, Inc.

Date: October 29, 2025	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: October 29, 2025	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2025	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)