Form 10-K
period 2025-12-31
BridgeBio Pharma, Inc.
filed 2026-02-24
CIK 1743881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant based upon the closing price of the registrant’s Common Stock on The Nasdaq Global Select Market on June 30, 2025 was approximately $7.3 billion. Shares of the registrant’s Common Stock held by each executive officer and director and by each other person who may be deemed an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
On February 12, 2026, there were 193,862,871 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10‑K.

BRIDGEBIO PHARMA, INC.
2025 Form 10‑K Annual Report
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

Special Note Regarding Forward‑Looking Statements
This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward‑looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10‑K, other than statements of historical fact, including, without limitation, statements regarding our strategy, future operations, future operating expenses, future financial position, future revenue, projected costs, prospects, plans, intentions, expectations, goals and objectives may be forward‑looking statements. The words “anticipates,” “approximately,” “believes,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “objective,” “plans,” “potential,” “predicts,” “projects,” “pursuing,” “seeks,” “should,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words. The forward-looking statements in this report include, but are not limited to, statements about:
•the commercial success of AttrubyTM (acoramidis), including our expectations regarding the size and growth potential of the commercial markets for Attruby;
•the success, cost and timing of our clinical development of our product candidates, including the progress of, and results from and data readouts for, our ongoing Phase 2 and Phase 3 clinical trials of low-dose infigratinib for achondroplasia, our Phase 3 clinical trial of BBP-418 for LGMD2I, our ongoing Phase 3 clinical trial of encaleret for ADH1, and our ongoing Phase 1/2 clinical trial of BBP-812 for Canavan disease, and the clinical timeline for our new antibody deplete program for ATTR-CM, as well as the potential indications for each;
•our ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions;
•our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•the expected timing of our submissions, including New Drug Applications (“NDAs”) to the U.S. Food and Drug Administration (the “FDA”), and similar submissions with foreign regulatory authorities, our Investigational New Drug applications (“INDs”), our potential receipt of U.S. approval and commencement of commercial launch for BBP-418, encaleret, and infigratinib, subject to such approval and our anticipated interaction with and feedback from the FDA and similar regulatory authorities;
•our plans to implement certain development strategies, including our ability to attract and retain potential collaborators with development, regulatory and commercialization expertise;
•our ability to obtain and maintain regulatory approval of our product candidates in any of the indications for which we are developing or we plan to develop, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•our ability to successfully commercialize our current product candidates, if approved, and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue;
•our ability to compete with companies currently marketing approved treatments or engaged in the development of treatments that may become available for any of the indications that our product candidates are designed to target;
•our reliance on third parties to conduct our clinical trials and to manufacture drug substance and drug product for our commercial product and certain of our product candidates for use in our clinical trials;
•our ability to contract with and the performance of our and our collaborators’ third-party suppliers and manufacturers;
•the pricing and reimbursement of our product candidates, if approved;
•the size and growth potential of the markets for our current product candidates or other product candidates we may identify and pursue, and our ability to serve and gain acceptance by those markets;
•our ability to identify and advance through clinical development any additional product candidates;

•the impacts of public health crises or macroeconomic factors that could impact our business, such as the effects of the ongoing conflicts in the Ukraine or in Israel and the Gaza Strip on the global economy; supply chain and inflationary pressures, or significant political, trade or regulatory developments in the jurisdictions in which we may sell our products or conduct our operations;
•our ability to retain and recruit key personnel;
•the success of competing therapies that are or may become available;
•our ability to obtain and maintain adequate intellectual property rights for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;
•our expectations regarding government and third-party payor coverage and reimbursement;
•our estimates of our expenses, ongoing losses, capital requirements and our use of cash resources, and our needs for or ability to pay for debt interests and obtain additional financing to complete the clinical trials of any of our product candidates;
•the impact of laws and regulations in the United States and foreign countries;
•our financial performance, including our anticipated funding to support the potential launch of three additional medicines globally;
•adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties; and
•developments and projections relating to our competitors or our industry.
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
•Our business is substantially dependent on the commercial success of Attruby and Beyonttra. The continued commercial success of this product, along with our product candidates, if approved, will depend upon the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community.
•If our sales and marketing capabilities for Attruby and Beyonttra, and our future product candidates, if approved, are not effective or we are unable to establish sales and marketing capabilities or enter into and maintain our agreements with third parties to sell and market Attruby and Beyonttra or any future product candidates approved for commercial sale, we may be unsuccessful in our commercial efforts.
•Our profitability will depend significantly on our ability to sell enough product at competitive prices and on the availability of adequate coverage and reimbursement through governmental or private third-party payors.
•Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
•If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
•Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
•If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.
•We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve commercial success or regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.
•We may encounter substantial delays in clinical trials or may not be able to conduct or complete clinical trials on the expected timelines, if at all.
•Results of earlier studies or clinical trials may not be predictive of future clinical trial results, and initial studies or clinical trials may not establish an adequate safety or efficacy profile for our product candidates to justify proceeding to advanced clinical trials or an application for regulatory approval.
•Preliminary, interim or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
•Although we have obtained marketing authorization for Attruby, we have multiple product candidates in our development pipeline that are still in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our pipeline product candidates will receive regulatory approval, which is necessary before they can be commercialized.
•If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

•We rely entirely on third parties for the manufacturing of commercial supplies of Attruby and Beyonttra and for supplies of our product candidates that we may develop. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
•If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.
•If we are unable to obtain and maintain sufficient intellectual property protection for Attruby and Beyonttra and our product candidates, including low-dose infigratinib, BBP-418, and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
•Patent terms may be inadequate to protect our competitive position on product candidates for an adequate amount of time.
•Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.
•We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development and commercialization efforts.

PART I
ITEM 1. BUSINESS
Overview
A New Type of Biopharmaceutical Company
BridgeBio Pharma, Inc. is a commercial-stage, multi-product biopharmaceutical company organized around a portfolio operating model to discover, develop, and deliver medicines for patients with genetic diseases. We seek to translate advances in genetic science into therapies for patient populations with significant unmet medical needs.
Since our founding 10 years ago, we have advanced multiple programs from discovery through regulatory approval and commercialization. To date, more than 8,500 patients have been treated with our approved medicines, and we have obtained U.S. Food and Drug Administration (the “FDA”) approval for three products. We believe our decentralized hub and spoke model enables us to achieve clinical proof-of-concept with speed and efficiency, demonstrated by an average investment per program of less than $40.0 million to proof-of-concept data and less than $10.0 million to reach Investigational New Drug (“IND”) submission. This efficiency allows us to work on a broad range of scientifically compelling therapies, including programs for underserved conditions which more traditional biopharmaceutical models might leave on the shelf but we believe can be developed on a Net Present Value (“NPV”)-positive basis in our portfolio.
In addition to our commercial products led by Attruby, we plan to pursue regulatory submissions for several advanced product candidates, including therapies for achondroplasia, limb-girdle muscular dystrophy type 2I/R9, and autosomal dominant hypocalcemia type 1, which have all recently released positive Phase 3 data. Since inception, we have generated 19 investigational new drug applications and contributed to more than 70 peer-reviewed scientific publications, reflecting our continued focus on advancing the understanding and treatment of genetic diseases.
What BridgeBio Is Today
Today, BridgeBio is a commercial-stage biopharmaceutical company with multiple approved products, a growing global commercial footprint, and a portfolio of late-stage development programs with regulatory pathways that we believe to be well-defined. Over the past year, we have demonstrated our ability to translate research and development (“R&D”) efforts into successful commercial execution.
Our largest commercial product, acoramidis, was approved by the FDA in November 2024 for the treatment of transthyretin amyloid cardiomyopathy and is being commercialized by BridgeBio in the United States (under the brand name Attruby™). Outside the United States, acoramidis is marketed as Beyonttra™ and is commercialized through strategic collaboration partners, including Bayer in Europe and Alexion in Japan, as well as directly by BridgeBio in certain international markets.
Our achievements in 2025 demonstrate strong commercial momentum with the potential for Attruby to become a significant commercial asset over time.
In parallel, we are advancing multiple Phase 3 programs across rare and genetically defined diseases and are well advanced in commercial launch preparations following the recent positive data readouts from our infigratinib, BBP-418, and encaleret programs. We believe each of these programs has the potential to serve a significant patient population with best-in-class or first-in-class medicines. On a standalone basis, we believe the commercial expectations for each of these assets are promising and demonstrate the effect of our decentralized R&D engine. During 2026, we expect to progress each of these programs towards anticipated approvals in the United States and Europe and are actively preparing for the worldwide commercial launches of these products, if approved.
Lastly, our continued focus on early-stage development includes various expansion indications and we plan to initiate a registrational study of encaleret in chronic hypoparathyroidism and pediatric ADH1 in 2026 alongside studying infigratinib for hypochondroplasia in 2027. We are also developing the next generation of transthyretin-mediated amyloidosis (“ATTR-CM”) treatment through a depleter program to explore the potential of disease reversal on ATTR-CM. Finally, we maintain our minority equity interests in GondolaBio, LLC and BridgeBio Oncology Therapeutics, Inc., which are separate companies spun out of BridgeBio and allows us to retain exposure to a broad pipeline of early-stage development opportunities, while remaining focused on advancing and commercializing our core portfolio.

Our Objective Function and How We Define Success
Our corporate objective at BridgeBio is to develop medicines that meaningfully improve patient outcomes and thereby maximize the positive impact we can have on the quality-adjusted life-years of the patients we serve as quickly as possible. We pursue this objective by advancing programs underpinned by clear genetic drivers, established disease mechanisms, and therapeutic approaches designed to address the underlying cause of disease.
We apply a consistent decision framework that considers biological validation, probability of technical success, development timelines, capital requirements, and expected risk-adjusted value. We evaluate performance at the portfolio level based on overall progress across development milestones, regulatory approvals, and commercialization, as well as our ability to reallocate resources as data emerge. This portfolio-based approach allows us to advance multiple programs in parallel and, over time, support a self-reinforcing “flywheel” of portfolio development.
The following graphic illustrates our approach to program selection:
Exhibit 11
As shown in Exhibit 1 above, we apply a quantitative approach to evaluating our programs and our Company as a whole, which typically includes the following factors:
•Scientifically grounded program selection: Each program is selected based on strong biological validation, including a clear understanding of disease mechanism and a therapeutic approach designed to address a well-defined genetic condition. We believe this focus supports more predictable development outcomes and a higher probability of technical success over time.
•Focus on differentiated medicines: We seek to develop medicines that have the potential to be first-in-class or best-in-class within their respective fields. In evaluating differentiation, we consider factors such as clinical outcomes, timing of therapeutic effect, safety profile, and overall treatment burden, using available clinical data and comparative assessments where appropriate.
•Economic sustainability at the program level: Each program is evaluated with the objective of supporting long-term economic sustainability on a risk-adjusted basis. We consider factors such as development timelines, capital requirements, and expected returns in determining whether to advance or continue investment in a program.
•Capital efficiency as an operating principle: We emphasize disciplined capital deployment throughout research and development, with a focus on managing costs through early development stages while maintaining flexibility to adjust investment based on emerging data.
1 Shukla, C., Tendler, I., Kumar, N. and Lo, A.W. (2026) Genetic targets, financial creativity: BridgeBio’s model for sustainable drug development. Drug Discovery Today, 31(1), pp. 1–7.

Our Hub-and-Spoke Operating Model
BridgeBio operates a decentralized, hub-and-spoke model designed to maximize our probability of success over time. This model is intended to allow multiple programs to advance concurrently while enabling capital and other resources to be allocated flexibly as data evolves, consistent with our approach to managing development risk over time.
Our “spokes” consist of program-specific teams responsible for research, development, and scientific leadership for individual conditions or product candidates. These teams are accountable for program strategy and day-to-day development decisions. Each spoke is structured as a dedicated, minimum viable development unit, concentrating only the capabilities required to advance a program efficiently while minimizing organizational complexity. Furthermore, within each spoke we focus scientific effort on the rate-limiting questions for program advancement, reducing non-essential experimentation and supporting faster progression to key development milestones.
Our “hub” consists of centralized functions that provide shared business and finance operations, clinical and regulatory expertise, and our commercial platform. This structure allows us to separate asset-level scientific development from enterprise-level execution, support disciplined capital allocation, and scale our commercial platform for existing and future commercial products.
By maintaining lean, asset-focused teams supported by shared services, the model allows BridgeBio to be “led by the science” while retaining financial discipline in program development and preserve our flexibility to advance or discontinue programs based on the latest data.
Portfolio Overview
The following portfolio tables summarize our products for which we have previously received regulatory approval and our commercial products and Phase 3 registrational programs, which include our most advanced assets and key value drivers in our portfolio.
The tables also include selected early-stage clinical development programs that may contribute to the long-term expansion of our portfolio, subject to clinical progress and regulatory outcomes.

Commercial Products	Indication	Status
Products marketed by BridgeBio
Attruby (acoramidis)	Transthyretin Amyloidosis (ATTR – CM)	Approved
Products not marketed by BridgeBio
Beyonttra (acoramidis)	Transthyretin Amyloidosis (ATTR – CM)	Approved
Nulibry (fosdenopterin)	Molybdenum Cofactor Deficiency (MoCD) Type A	Approved
Truseltiq (infigratinib)	Cholangiocarcinoma	Approved (withdrawn)

Phase 3 Registrational and Selected Phase 2/3 Clinical Development Programs	Indication	Status
Infigratinib	Achondroplasia (ACH)	Positive Topline Readout
BBP-418	Limb-Girdle Muscular Dystrophy Type 2I/R9 (LGMD2I/R9)	Positive Interim Analysis Topline Readout
Encaleret	Autosomal Dominant Hypocalcemia Type 1 (ADH1)	Positive Topline Readout
Infigratinib	Hypochondroplasia (HCH)	Fully Enrolled Phase 2 study
Encaleret	Chronic Hypoparathyroidism (CHP)	Phase 3 study initiating in 2026
In addition, we maintain a broad set of early-stage development programs and strategic equity investments, as reflected in the following pipeline overview. Together, these clinical and pre-clinical assets may develop into a meaningful driver of future portfolio value and long-term growth potential, subject to clinical progress and regulatory outcomes.

A pipeline of products that sing across the BridgeBio ecosystem

Program	Indication	Pre-Clinical	Phase 1	Phase 2	Phase 3	Approved	Patients (US + EU)	Market Opportunity
Attruby (acoramidis)	Transthyretin Amyloidosis (ATTR-CM)					✓	500,000+	$20B+
Nulibry (fosdenopterin)	Molybdenum Cofactor Deficiency (MoCD) Type A					✓	<100	Partnered
Truseltiq (infigratinib)	Cholangiocarcinoma					✓	37,000	Partnered
Infigratinib	Achondroplasia (ACH)					*Topline Readout*	55,000+	$2B+
	Hypochondroplasia (HCH)			*Observational Run-in Fully Enrolled*			55,000+	$2B+
BBP-418	Limb-Girdle Muscular Dystrophy Type 2I/R9 (LGMD2I/R9)					*Topline Readout*	7,000+	$1B+
Encaleret	Autosomal Dominant Hypocalcemia Type 1 (ADH1)					*Topline Readout*	25,000+	$1B+
	Chronic Hypoparathyroidism (HP)						200,000+	$1B+
BBP-812	Canavan Disease			*Phase 1/2 Pivotal*			1,000	TBD
Evanesco (depleter)	Transthyretin Amyloidosis (ATTR-CM)						500,000+	$20B+
ADPKD (small molecule)	Autosomal Dominant Polycystic Kidney Disease						300,000	TBD
BridgeBio Oncology Therapeutics	3 Oncology Programs (various indications)						Various	Various
GondolaBio	17 Rare Disease Programs (various indications)						Various	Various

9

As of December 31, 2025, BridgeBio has an 18.2% ownership stake in BridgeBio Oncology Therapeutics and a 27.5% ownership stake in GondolaBio. BridgeBio Oncology Therapeutics and GondolaBio are independent companies from BridgeBio. BridgeBio's interest in GondolaBio is subject to reduction as additional tranches of capital contributions are funded.

Key Highlights
•Attruby commercial and clinical momentum: In 2025, Attruby generated significant commercial uptake in the United States, supported by continued prescription growth, expanding prescriber adoption, and additional clinical data demonstrating early and sustained reductions in mortality and cardiovascular outcomes in patients with ATTR-CM.
•Beyonttra commercial momentum in Europe: Beyonttra demonstrated strong early uptake in Europe, led by Germany, where the product achieved an estimated new-to-brand prescription (“NBRx”) share of more than 50% within the first year of launch, reflecting the strong commercial potential of the product in Europe.
•Positive Phase 3 results for infigratinib in achondroplasia: In February 2026, we presented topline results from the PROPEL 3 global pivotal study of oral infigratinib in children living with achondroplasia. PROPEL 3 successfully met all primary and secondary endpoints with no serious adverse events related to the drug study. Based on these results, we plan to submit a New Drug Application (“NDA”) to the FDA and a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) in the second half of 2026.
•Positive Phase 3 results for encaleret in ADH1: In October 2025, we presented topline results from the Phase 3 CALIBRATE trial of encaleret in autosomal dominant hypocalcemia type 1, which demonstrated statistically significant normalization of serum and urinary calcium versus standard of care. We plan to submit an NDA to the FDA in the first half of 2026.
•Positive Phase 3 results for BBP-418 in LGMD2I/R9: In October 2025, we presented Topline data from the Phase 3 FORTIFY study showed BBP-418 achieved its primary and key secondary endpoints in limb-girdle muscular dystrophy type 2I/R9. We plan to submit an NDA to the FDA in the first half of 2026.
•International approvals for Beyonttra: In the first half of 2025, Beyonttra received approval for the treatment of transthyretin amyloid cardiomyopathy from the European Commission and the regulatory authorities in the United Kingdom and Japan.

Commercial Products
ATTRUBY
Summary
Attruby (acoramidis), previously known as AG10, is a next-generation oral small molecule near-complete transthyretin (“TTR”) stabilizer, and was approved by the FDA in 2024 for the treatment of cardiomyopathy of wild-type or ATTR-CM in adults to reduce cardiovascular death and cardiovascular-related hospitalization. Acoramidis has demonstrated differentiated clinical benefit in ATTR patients in the Phase 3 ATTRibute-CM study and its open label extension. Attruby is the first and only approved product with a label specifying near-complete stabilization of TTR.
In 2025, Attruby generated $362.4 million in U.S. net product revenues. These results correspond with increasing patient adoption and prescriber utilization. As of February 20, 2026, we have achieved:
•7,804 unique patient prescriptions2 in the United States
•1,856 prescribing healthcare professionals3, demonstrating the broad and deep penetration of the Attruby story
•An estimated >25% share of NBRx for Attruby
In February 2025, the European Commission approved acoramidis, under the brand name Beyonttra, for the treatment of adults with ATTR-CM in Europe. In 2025 regulatory approvals for the marketing of Beyonttra were also granted in the United Kingdom and Switzerland. We have licensed commercial rights in Europe to Bayer who are commercializing Beyonttra in all EU member states, the United Kingdom, Switzerland and Turkey under our Exclusive License Agreement with Bayer signed in March 2024.
The European launch of Beyonttra has delivered strong early uptake, highlighting the product’s significant commercial potential in the region. Germany has been the leading market, with Beyonttra achieving an estimated NBRx share of more than 50% within the first year of launch.
In March 2025, the Japanese Ministry of Health, Labor and Welfare approved acoramidis, under the brand name Beyonttra, for the treatment of adults with ATTR-CM in Japan. We have licensed commercial rights in Japan to Alexion, AstraZeneca Rare Disease, under the Exclusive License Agreement signed in September 2019 with our subsidiary, Eidos Therapeutics, Inc.
In 2025, Beyonttra contributed $105.0 million in license and services revenue following approvals in Europe and Japan. Additionally, we received $11.4 million in royalty revenue primarily earned on net product sales of Beyonttra in Europe and Japan. In 2026, we plan to continue our collaborations with Bayer and Alexion to drive continued growth in Europe and Japan, respectively.
Market Opportunity
We believe that the total market for ATTR therapeutic interventions will continue to grow for the foreseeable future as the population of diagnosed patients increases because of heightened disease awareness and the increased adoption of non-invasive diagnostic techniques. We believe the potential total global addressable market could exceed $20.0 billion. The number of estimated diagnosed ATTR-CM patients in the United States has grown from fewer than 5,000 in 2019 to more than 50,000 in 2025. As such, we believe that there could be a significant population of either newly diagnosed or undiagnosed patients who have not previously been treated with a disease-modifying therapy and could be treated with acoramidis. We believe acoramidis will also be an important treatment option for patients inadequately managed by the current treatment. Further, we believe that acoramidis has the potential to be a best-in-class stabilizer for the treatment of ATTR-CM and that stabilization is likely to remain the preferred mechanism. We are also encouraged by the potential that depleters could offer for ATTR-CM patients with existing amyloidogenic TTR deposits and are exploring potential combination therapy regimens.
2 Unique patient prescriptions represent the cumulative total number of distinct patients in the United States who have received at least one prescription for Attruby since launch, across all distribution channels.
3 Unique prescribing healthcare professionals represents the cumulative total number of distinct healthcare providers in the United States who have prescribed Attruby at least since launch.

Design Overview
ATTR is a disease caused by destabilization of TTR tetramers resulting in progressive amyloid deposition. TTR is a protein that occurs naturally in the form of a tetramer, consisting of four identical subunits, or monomers, and performs multiple physiologic roles, including the transport of thyroxine and retinol. In ATTR, TTR tetramers become destabilized due to a mutation in the TTR gene or as part of the natural aging process. Destabilized TTR dissociates into monomers, self-aggregates, and assembles into fibrils that are deposited, predominantly in the heart and nervous system, driving disease pathophysiology. TTR itself is not toxic – it is a normal and essential protein in humans, and humans cannot be born in the absence of the TTR gene. Higher serum TTR levels are associated with increased longevity and reduced cardiovascular and dementia risk in multiple independent studies. Higher serum levels also reflect greater TTR stability. The ATTR disease process begins only when TTR destabilizes to release its monomers, which may then re-aggregate and misfold into amyloid fibrils.
Cardiomyopathic ATTR is commonly categorized by its genotypic cause with wild-type ATTR cardiomyopathy (“ATTRwt-CM”), which results from an age-related process, and variant ATTR cardiomyopathy (“ATTRv-CM”). Both forms of the disease are progressive and fatal, though ATTRv-CM patients’ condition often presents at an earlier age and progress more rapidly than patients with wild-type disease, which translates into a worse prognosis in many such patients. ATTRwt-CM and ATTRv-CM patients generally present with symptoms later in life (older than 50) and have median life expectancies of two to five years from diagnosis if untreated. Progression of both forms of the disease can cause significant disability, impact productivity and quality of life, and create a significant economic burden due to the costs associated with patient need for supportive care. As the disease progresses, ATTRwt-CM and ATTRv-CM patients may experience recurrent hospitalizations and repeated interventions.
The worldwide estimated prevalence of ATTRwt-CM and ATTRv-CM is greater than 400,000 and 40,000, respectively. We believe that cardiomyopathic ATTR is significantly underdiagnosed today. For example, recent literature has suggested that between 10% to 13% of patients diagnosed with heart failure with preserved ejection fraction may have undiagnosed ATTR-CM. The heart failure with preserved ejection fraction segment represents approximately half of the 6.0 million to 7.0 million estimated people with heart failure in the United States. With the increasing availability of disease-modifying therapeutics, disease awareness is heightened, and the diagnosis rate will likely continue to grow.
We believe the population of diagnosed ATTR-CM patients is also growing rapidly due to the shift to an accurate and reliable non-invasive diagnostic imaging technique. Historically, a heart biopsy was required to make a diagnosis of ATTR-CM. Recently, however, it has been shown that scintigraphy with technetium-labeled radiotracers paired with single-photon emission computerized tomography (“SPECT”) imaging is a highly accurate, non-invasive, and cost-effective method for ATTR-CM diagnosis. We believe that both increased disease awareness and availability of this non-invasive diagnostic imaging technique allow for earlier diagnosis of ATTR-CM patients and the identification of previously misdiagnosed patients.
Design Criteria
Acoramidis is a commercially available, orally administered, small molecule TTR stabilizer that treats ATTR at its source. We designed acoramidis to meet two primary criteria – to preserve circulating native TTR and to reduce amyloid deposition by minimizing toxic monomer formation.
TTR is a protein that has been highly conserved throughout evolution, and which is abundant in the plasma with relatively rapid turnover requiring sustained metabolic energy expenditure. Thus, we seek to achieve maximal stabilization of the TTR tetramer rather than elimination.
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
Summary of Key Clinical Outcomes and Development Milestones in 2025

Announcement Date	Study	Key Findings
March 31, 2025	ATTRibute-CM Variant Subgroup Analysis	Acoramidis showed statistically significant reduction in the risk of ACM or first CVH in ATTR-CM Variant patients with a 59% risk reduction versus placebo through Month 30
May 13, 2025	ACT-EARLY	First participant dosed in ACT-EARLY, the first clinical study evaluating acoramidis for primary prevention in asymptomatic carriers of pathogenic TTR variants
May 19, 2025	ATTRibute-CM Serum TTR Biomarker Analysis	Early and sustained increases in serum TTR levels were observed to be independently associated with improved survival
May 20, 2025	ATTRibute-CM Post-Hoc Analysis	Acoramidis reduced cardiovascular hospitalizations due to atrial fibrillation/atrial flutter by 43% and reduced new-onset AF/AFL by 17% versus placebo in patients without prior AF history
August 30, 2025	ATTRibute-CM Open-Label Extension (OLE)	Acoramidis demonstrated statistically significant reduction in cardiovascular mortality with a 44% hazard reduction through Month 42
September 28, 2025	ATTRibute-CM Cumulative Cardiovascular Outcomes Analysis	Acoramidis was observed to begin reducing the risk of CVM and recurrent CVH within the first month of treatment with a 49% hazard reduction versus placebo at Month 30
November 8, 2025	ATTRibute-CM Variant Subgroup Analysis	Acoramidis demonstrated statistically significant reduction in ACM or first CVH in the Variant V142I (V122I) population with a 69% risk reduction versus placebo through Month 30
NULIBRY
Fosdenopterin, an intravenous formulation of synthetic cyclic pyranopterin monophosphate, was developed as a treatment for molybdenum cofactor deficiency (“MoCD, Type A”). Fosdenopterin, under the brand name NULIBRY, was approved by the FDA in February 2021 for patients with MoCD Type A.
MoCD Type A is an ultra-rare condition, with estimated incidence ranging from approximately one in 341,000 to one in 411,000 live births. As a result, the addressable patient population is extremely small, and the commercial market is limited in absolute size. Prior to the approval of NULIBRY, there were no approved therapies for any form of MoCD, and treatment was limited to supportive and symptomatic care.
Upon FDA approval in February 2021, NULIBRY became the first and only approved therapy for this condition. The approval was supported by orphan drug designation and resulted in the issuance of a Priority Review Voucher.
In March 2022, Sentynl Therapeutics, Inc. acquired global rights to NULIBRY and assumed responsibility for its ongoing development, manufacturing, and commercialization worldwide. NULIBRY remains commercially available. BridgeBio did not generate significant royalty revenue from product sales of NULIBRY during 2025.
TRUSELTIQ
TRUSELTIQ (infigratinib) is a selective fibroblast growth factor receptor (“FGFR”) inhibitor. In May 2021, the FDA granted accelerated approval to TRUSELTIQ for the treatment of cholangiocarcinoma with an FGFR2 fusion or rearrangement, as detected by an FDA-approved test.
In May 2023, the FDA announced the withdrawal of the accelerated approval for TRUSELTIQ. Although TRUSELTIQ is no longer commercially available, we continue to utilize related intellectual property in ongoing clinical investigations involving other FGFR-related conditions.
Commercialization and Product Support
We have built our commercial organization in the U.S. to support the commercialization of Attruby in the U.S. Following FDA approval in November 2024, we launched Attruby in the U.S. with a sales force appropriately sized to call on all ATTR-CM treatment centers in the U.S. and other community cardiologists who treat ATTR-CM patients in the U.S.

Our sales force is focused on promoting Attruby to healthcare providers and effectively communicating product benefits. Attruby is the first and only approved product for adults with ATTR-CM in the U.S. with a label specifying near-complete stabilization of TTR. The full prescribing information (“PI”) for Attruby can be accessed at www.ATTRUBY.com.
We estimate that there are approximately 240,000 ATTR-CM patients in the U.S., part of a global patient population of around 500,000.
Attruby has already demonstrated category-leading results including:
•Demonstrated effects on clinical outcomes and quality of life, with effects observed as early as one month and three months, respectively
•42% reduction in composite of all-cause mortality and recurrent cardiovascular-related hospitalization events at Month 30
•50% reduction in the cumulative frequency of cardiovascular-related hospitalization events at Month 30
We believe these results support the strong value proposition of Attruby and underscore the opportunity to improve the lives of patients with ATTR-CM. To ensure patients can access and afford this treatment, we have established several industry-leading access programs. We also offer a Commercial Co-Pay program for eligible commercial patients, which can provide access to Attruby for free. We also offer Attruby for free to patients who are uninsured or underinsured through our Patient Assistance Program (“PAP”) and provide a free 28-day trial to patients new to Attruby. For Medicare patients, the Inflation Reduction Act (“IRA”) limited out-of-pocket costs (“OOP”) and capped OOP at $2,000.00 annually, effective January 1, 2025. Additionally, patients participating in the Medicare Prescription Payment Program are eligible to spread their out-of-pocket costs into monthly payments, not to exceed $167.00 per month, inclusive of all Part D medications. Dual-eligible and Low-Income Subsidy patients will pay no more than $13.00 per month.
To ensure ease of access, Attruby is distributed in the U.S. through a limited network of specialty pharmacies, specialty distributors and third-party logistics providers. Medication can be dispensed directly to patients or directly from approved hospital pharmacies to patients.
We currently partner with Bayer for the commercialization of Beyonttra in Europe and Alexion for commercialization of Beyonttra in Japan. We plan to leverage a full-service distribution partnership to support commercialization of Beyonttra in additional markets.
We continue to evaluate our commercialization strategy as we advance each product candidate through clinical development and to regulatory approval. In any core markets outside of the United States that we may identify, we may elect to utilize strategic partners, distributors or contract management and sales organizations to assist in the commercialization of any of our approved products in certain geographies.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently utilize third-party contract manufacturing organizations (“CMOs”) for all required raw materials, drug substance, drug product and packaging for our commercial products and for our preclinical research and our ongoing clinical trials of our product candidates. We have secured long-term manufacturing agreements with CMOs to produce and support our commercial sale of Attruby in the U.S., and of Beyonttra in certain markets outside of the United States.
We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have employees and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers. Refer to Note 11 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Development Portfolio – Phase 3 Registrational Candidates
Our Phase 3 portfolio comprises multiple programs with positive late-stage clinical data advancing toward potential regulatory submissions. Together, these programs represent the most mature assets in our portfolio and illustrate the breadth and commercial potential of our in-house development engine.
Infigratinib for Achondroplasia
Summary
We are developing low-dose infigratinib, an oral, selective FGFR1-3 tyrosine kinase inhibitor, for the treatment of children with achondroplasia and hypochondroplasia, two skeletal dysplasia programs caused by gain-of-function mutations in the fibroblast growth factor 3 (“FGFR3”) gene. Infigratinib acts directly at the pathophysiological cause of achondroplasia by inhibiting overactive FGFR3 signaling and addresses the underlying genetic driver of disease.
Our objective with low-dose infigratinib is to provide a differentiated treatment option that targets FGFR3 at its source while offering an oral route of administration that reduces treatment burden for children and their families.
Infigratinib has received Breakthrough Therapy Designation, and Rare Pediatric Disease Designation from the FDA for achondroplasia, as well as Fast Track Designation and Orphan Drug Designation for both achondroplasia and hypochondroplasia.
PROPEL 3 Top-Line Readout
On February 12, 2026, we reported positive Phase 3 Topline results from our PROPEL 3 study for oral infigratinib with the first statistically significant improvements in body proportionality in achondroplasia.
PROPEL 3 is a Phase 3, multicenter, randomized, double-blind, placebo-controlled pivotal study evaluating low-dose infigratinib at 0.25 mg/kg/day in children ages 3 to <18 years with open growth plates.
PROPEL 3 successfully met the primary endpoint of change from baseline in annualized height velocity (“AHV”) at Week 52 (p<0.0001). Change from baseline in AHV was superior to placebo at Week 52 with a mean treatment difference against placebo of +2.10 cm/year; the least squares (“LS”) mean was +1.74 cm/year.
PROPEL 3 successfully met the key secondary endpoint of change from baseline in height Z-score (achondroplasia reference population) at Week 52 (p<0.0001), with an LS mean increase on the treatment arm of +0.41 SD.
Oral infigratinib was well tolerated, with no discontinuations or serious adverse events related to the drug study, 3 cases (4%) of hyperphosphatemia considered mild and transient with not a single case requiring either dose reduction or discontinuation, and no adverse events associated with inhibition of FGFR1 or 2.
Market Opportunity
We believe that achondroplasia and other FGFR-driven skeletal dysplasias represent a potentially over $5.0 billion total global market opportunity. We believe that low-dose infigratinib, if approved, would have meaningful commercial potential to demonstrate best-in-class efficacy as well as a differentiated oral route of administration preferred by many patients.
Infigratinib is administered orally as a sprinkle capsule that can be swallowed whole or the capsules can be opened with the granules administered on soft food. Despite the availability of approved injectable therapies, a substantial proportion of eligible children remain untreated, with injection burden frequently cited as the primary barrier to initiation or continuation of therapy.
If approved, we believe low-dose infigratinib could support broader uptake across both treatment-naïve patients and those currently receiving injectable therapies, particularly given its oral administration and mechanism designed to directly address FGFR3-driven disease biology.
Condition Overview and Design Criteria
Achondroplasia is the most common heritable cause of disproportionate short stature with a prevalence of greater than 55,000 in the United States and Europe. It is caused by gain-of-function variants in the gene encoding fibroblast growth factor 3 (“FGFR3”). This alteration impairs the process of endochondral skeletal ossification through inhibition of chondrocyte proliferation and differentiation. This inhibition occurs through the signal transducer and activator of transcription 1 (“STAT1”) and mitogen-activated protein kinase (“MAPK”) pathways in chondrocytes. Persons living with achondroplasia can have a variety of medical complications, functional limitations and psychosocial challenges.

We are developing low-dose infigratinib based upon two key design principles. First, we seek to target achondroplasia at its source (FGFR3 overactivity) in order to address all manifestations of the condition, not just height. Second, we also seek to provide a tolerable oral treatment option in order to provide a reduced burden of treatment versus injection for children and their families. As an FGFR1-3 inhibitor, we believe that low-dose infigratinib has the potential to decrease downstream signaling of FGFR3 and treat both conditions at the source. Unlike C-type natriuretic (“CNP”) analogs, which only inhibit MAPK signaling, our approach is aimed at also inhibiting STAT1 signaling. We believe low-dose infigratinib is the only investigational therapy with Phase 3 results that incorporates both these design principles.
Development Status and Next Steps
Based on the positive topline results of PROPEL 3, we intend to submit an NDA to the FDA and an MAA to the EMA in the second half of 2026 for achondroplasia.
In addition, we have dosed the first participant in the PROPEL infant and toddler study (“PROPEL I&T”). PROPEL I&T is a Phase 2b, randomized, double-blind, placebo-controlled clinical trial, preceded by a single ascending dose portion and a Phase 2 open-label portion, to evaluate the safety and efficacy of oral infigratinib in infants and young children living with achondroplasia.
In addition, the open-label, long-term extension study of infigratinib in children with achondroplasia is ongoing to evaluate the long-term safety, tolerability and efficacy of infigratinib in subjects with achondroplasia. This study will allow the confirmation that changes observed during the first or second year of treatment will continue during the growth period resulting in a clinically relevant improvement in final height and a trend toward improvement of other clinically relevant parameters, such as complications associated with ACH.
Infigratinib has received Breakthrough Therapy Designation, and Rare Pediatric Disease Designation from the FDA for achondroplasia, as well as Fast Track Designation and Orphan Drug Designation for both achondroplasia and hypochondroplasia.

Encaleret for the treatment of Autosomal Dominant Hypocalcemia Type 1
Summary
Encaleret is an investigational, oral small molecule, negative allosteric modulator of the calcium sensing receptor (“CaSR”) that we are developing for the treatment of Autosomal Dominant Hypocalcemia Type 1 (“ADH1”) and Chronic Hypoparathyroidism (“CHP”).
CALIBRATE Topline Readout
In October 2025, we reported positive data from our Phase 3 topline results for encaleret in patients with ADH1. The CALIBRATE study, our global Phase 3 registrational study of encaleret in adults with ADH1, met all prespecified primary and key secondary endpoints, demonstrating statistically significant superiority of encaleret compared to conventional therapy.
The CALIBRATE study was designed to study the efficacy and safety of encaleret in adult and adolescent ADH1 patients. The primary endpoint was defined as the proportion of participants randomized to receive encaleret achieving both serum calcium (8.3-10.7 mg/dL) and urine calcium (<300 mg/day for males and <250 mg/day for females) in the respective target ranges.
The primary endpoint—defined as the proportion of participants achieving both serum calcium and 24-hour urine calcium within their respective target ranges at Week 24—was achieved by 76% of participants administered encaleret, compared to 4% of the same participants while on conventional therapy (p<0.0001). In a key secondary analysis, 91% of participants receiving encaleret achieved intact parathyroid hormone (PTH) levels above the lower limit of the reference range at Week 24, compared to 7% on conventional therapy (p<0.0001).
Encaleret demonstrated rapid and sustained normalization of serum calcium and urine calcium, with improvements observed within days of treatment initiation and maintained through the 24-week maintenance period. Among participants who met the primary endpoint on encaleret, none required conventional therapy during the maintenance period. Encaleret was generally well tolerated, with no discontinuations related to the drug study. Among the randomized trial participants, 97% elected to join in the study’s long-term extension to further evaluate the durability of response to encaleret.
Following these results, we plan to submit an NDA to the FDA in the first half of 2026, followed by an MAA to the EMA.
Market Opportunity
We believe that ADH1 is a serious medical condition with unmet needs and represents a market with significant commercial potential. ADH1 is caused by gain-of-function variants of the CASR gene, and independent studies of general population genetic datasets estimate that there are 25,000 carriers of ADH1-causative variants in the EU and US. If approved, encaleret could be the first targeted therapy indicated for the treatment of ADH1. Additionally, if approved, we believe there are market expansion opportunities for encaleret in pediatric ADH1 and in chronic hypoparathyroidism given its profile as an orally administered therapy.
ADH1 Disease Overview and Design Criteria
ADH1 is a rare autosomal dominant genetic disease where gain of function variants in the CASR gene result in overactive CaSRs for patients. Overactive CaSRs cause dysregulation of calcium homeostasis including lower serum calcium and PTH levels as well as higher urine calcium levels. Symptoms of hypocalcemia can vary in severity, and include hypocalcemic seizures, paresthesia, tetany, and muscle cramps. Patients have a long-term risk of nephrolithiasis, nephrocalcinosis, and chronic kidney disease from elevated urine calcium levels.
ADH1 Development Status and Next Steps
We plan to dose the first participant in the registrational Phase 2/3 study of encaleret in pediatric ADH1 in the first quarter of 2026.
Our development activities are focused on expanding the potential populations that would benefit from encaleret. Some ADH1 patients start experiencing symptoms soon after birth and many end up being diagnosed with a hypocalcemia-related disorder earlier in life (median age of diagnosis is 4 years old). There is a median delay of approximately two decades before patients receive a genetically confirmed diagnosis. To expand treatment options for younger patients, we plan to dose the first participant in a registrational Phase 2/3 study investigating encaleret in pediatric ADH1 in the first quarter of 2026.

Encaleret has been granted orphan drug and fast track designations by the FDA for the treatment of autosomal dominant hypocalcemia. Encaleret has also been granted orphan designation by the European Commission and by the Japan Ministry of Health, Labor and Welfare as a treatment for hypoparathyroidism and ADH1.

BBP-418 for the treatment of Limb Girdle Muscular Dystrophy Type 2I/R9
Summary
BBP-418 is an investigational, orally administered, small molecule therapy that we are developing for the treatment of LGMD2I, also known as LGMDR9 FKRP-related.
FORTIFY Interim Topline Readout
In October 2025, we reported positive topline results from the planned interim analysis of FORTIFY, a global, randomized, double-blind, placebo-controlled Phase 3 study evaluating BBP-418 in individuals with LGMD2I/R9. The FORTIFY interim analysis met all primary and key secondary endpoints, demonstrating statistically significant and clinically meaningful improvements across biomarker and functional measures, with a favorable safety profile.
Based on the FORTIFY interim analysis results and prior regulatory interactions, we are engaging with the FDA as we plan for submission of an NDA in the first half of 2026. If approved, BBP-418 may be eligible for a Priority Review Voucher under the Rare Pediatric Disease program. The FORTIFY study remains ongoing, with additional data collection and longer-term follow-up continuing.
BBP-418 has received Orphan Drug Designation, Fast Track Designation, and Rare Pediatric Disease Designation from the FDA, as well as Orphan Drug Designation from the EMA.
Market Opportunity
LGMD2I/R9 affects an estimated approximately 7,000 individuals across the United States and Europe, including patients with LGMD2I/R9 and other potentially addressable dystroglycanopathies. The disease is underdiagnosed, and progression often leads to loss of ambulation, respiratory compromise, and cardiomyopathy.
If approved, BBP-418 has the potential to become the first disease-modifying therapy for LGMD2I/R9. We plan to commercialize BBP-418 globally and are leveraging BridgeBio’s established rare disease commercial infrastructure, including launch experience, market access capabilities, and patient support services, to prepare for a potential launch.
Disease Overview and Design Criteria
LGMD2I/R9 is an inherited neuromuscular disorder characterized by lower-limb weakness and loss of ambulation, and possible pulmonary and cardiac dysfunction. BBP-418 has a potentially-addressable patient population of 7,000, including both LGMD2I/R9 and other potentially-addressable dystroglycanopathies, in the United States and Europe. Currently, there is no disease-modifying treatment available. Standard of care is supportive care to alleviate end organ dysfunction.
The rationale for developing BBP-418 as a potential treatment for LGMD2I/R9 is based on our understanding of the disease mechanism. In healthy tissue, a properly functioning Fukutin-Related Protein (“FKRP”) glycosylates alpha-dystroglycan (“αDG”). This glycosylation helps to stabilize muscle cells by binding extracellular ligands. In LGMD2I/R9, mutated FKRP does not function properly and results in dysfunctional, hypo-glycosylated αDG in muscle cells, limiting αDG’s ability to function as a “shock absorber” for muscle fibers and increasing cellular susceptibility to damage.
BBP-418 is designed to target the disease mechanism of LGMD2I/R9 by supplying supra-physiological levels of BBP-418 upstream to drive residual activity of the mutant FKRP enzyme and increase glycosylated αDG levels.
Development Status and Next Steps
BBP-418 is currently being evaluated in the ongoing FORTIFY Phase 3 study. Based on the positive interim analysis results and our interactions with the FDA to date, we intend to submit an NDA to the FDA in the first half of 2026.
The key findings from the planned interim analysis at 12 months included:
•A statistically significant near doubling (1.8-fold increase) in glycosylated αDG from baseline at 3 months compared to approximately no change in the placebo group (p<0.0001), with improvements sustained through 12 months (p<0.0001)
•An 82% mean reduction from baseline in serum creatine kinase (CK), a marker of muscle damage, which was statistically significant compared to placebo (p<0.0001)
•Statistically significant improvements in ambulatory function, as measured by the 100-meter timed test (p<0.0001), and pulmonary function, as measured by forced vital capacity (FVC) (p=0.0071)

•Statistically significant and clinically meaningful 2.6 point benefit on North Star Assessment (NSAD) for limb-girdle type muscular dystrophies compared to placebo (nominal p=0.0001)
•Consistent treatment effects across planned subgroups, including genotype (individuals with the L276I homozygous genotype vs. those with other FKRP variants), age group (pediatric vs. adult), and pulmonary function (baseline FVC ≥80% vs. baseline FVC 40-80%)
•Well-tolerated safety profile, with no new or unexpected safety findings and no treatment-related serious adverse events observed
The approval, timing, and scope of any potential regulatory submission will depend on further regulatory review, the completeness of the clinical data package, and discussions with regulatory authorities. If approved, we expect to leverage our commercial infrastructure to support the potential launch of BBP-418 globally, subject to all regulatory outcomes.

Development Portfolio – Phase 2 Pipeline Candidates
Our Phase 2 development portfolio includes expansion indications of our Phase 3 programs with commercial potential, as well as standalone programs that have demonstrated clinical proof-of-concept. These programs represent the next set of potential product candidates emerging from our portfolio-based development model.
Encaleret for the treatment of Chronic Hypoparathyroidism (“CHP”)
In September 2025, we completed a Phase 2 proof-of-concept study investigating the PTH-independent effects of encaleret on renal calcium handling in patients with post-surgical hypoparathyroidism. In collaboration with clinical researchers at the National Institutes of Health, the study enrolled 10 patients.
Encaleret treatment resulted in PTH-independent normalization of blood and urine calcium in 80% of participants to be within the normal reference range within 5 days of encaleret initiation compared to 0% of participants on conventional therapy at baseline. Encaleret was well tolerated with no serious adverse events reported over the study period.
Based on these positive results, we completed an End of Phase 2 interaction with the FDA, and we plan to initiate a registrational Phase 3 study in adults with CHP in the summer of 2026.
CHP represents a larger potential patient population with an estimated 200,000 patients in the US and Europe. Existing clinical data support the continued evaluation of encaleret as an orally administered treatment option for patients with CHP.
Infigratinib for Hypochondroplasia
We are developing low-dose infigratinib for hypochondroplasia, a related FGFR3-driven skeletal dysplasia characterized by disproportionate short stature and variable skeletal and neurologic manifestations. There are currently no FDA-approved pharmacologic therapies for hypochondroplasia.
We believe that the total global market opportunity for hypochondroplasia will approach that of the achondroplasia market, driven by growing awareness of the condition due to ongoing clinical trials in the condition. We believe that low-dose infigratinib, if approved, would have meaningful commercial potential as a differentiated oral route of administration preferred by many patients.
We are enrolling participants in ACCEL, a prospective natural history study in children with hypochondroplasia. This trial is designed to establish baseline growth parameters, including AHV, in children with hypochondroplasia. ACCEL is intended to support enrollment into ACCEL 2/3, a planned Phase 2/3 interventional program consisting of an initial open-label phase followed by a randomized, placebo-controlled study evaluating the safety and efficacy of infigratinib.
Enrollment in the Phase 2 portion of ACCEL 2/3 has been completed, with proof-of-concept results expected in the second half of 2026. Based on the positive PROPEL 3 study topline data for oral infigratinib for achondroplasia, we plan to accelerate the development of oral infigratinib in hypochondroplasia, and are enrolling the observational run-in for the Phase 3 trial.
BBP-812 for the treatment of Canavan disease
Canavan disease (“CD”) is an ultra-rare neurodegenerative disease with approximately 1,000 patients across the US and EU. CD is usually fatal within the first two decades of life, and more than 25% of patients die by the age of 10 years. Children with CD exhibit global and severe cognitive, motor, and language impairment, missing or regressing on most developmental milestones. There are currently no therapies approved for the treatment of CD.
If approved, BBP-812 has the potential to become the first disease-modifying therapy for CD. BBP-812 has previously received Orphan Drug, Fast Track, Regenerative Medicine Advanced Therapy, and Rare Pediatric Disease Designations from the FDA and Orphan Drug Designation from the EMA. Consistent with the Rare Pediatric Designation from the FDA, if BBP-812 is approved, we may qualify for a Priority Review Voucher.
We are conducting a Phase 1/2 study (CANaspire) for BBP-812 for Canavan disease. The program is designed to provide a first disease-modifying therapy by targeting the condition at its source and supporting accelerated approval through a single registrational study using a biomarker. It also leverages an established IV AAV9 safety profile while avoiding invasive neurosurgery through a less burdensome intravenous treatment approach.

Development Portfolio - Early-Stage and Clinical Development Interests
Our early-stage and clinical development activities and interests include a combination of internally developed programs and minority ownership interests in independent companies that were spun out of BridgeBio in 2024.
Evanesco (Depleter)
BridgeBio has initiated a next-generation depleter program for the potential treatment of ATTR-CM. While TTR stabilizers and gene-silencing therapies reduce the formation of new amyloid, many patients are diagnosed after meaningful amyloid deposition has already occurred. A therapeutic approach capable of removing existing amyloid deposits could be used in combination with current therapies and may expand the addressable patient population in ATTR-CM. If successfully developed, this program could complement BridgeBio’s existing ATTR-CM portfolio and support a more comprehensive treatment regimen addressing both prevention of new deposits and clearance of existing amyloid burden.
The depleter is a monoclonal antibody designed to selectively bind misfolded, amyloidogenic TTR and promote clearance through macrophage-mediated phagocytosis. The program incorporates several design features intended to enhance differentiation, including preferential binding to amyloid fibrils over native TTR, Fcγ receptor enhancement to support immune-mediated clearance, pH-dependent antigen release to facilitate antibody recycling, and FcRn-mediated half-life extension to enable less frequent dosing.
The ATTR-CM depleter program is currently in preclinical development. BridgeBio plans to advance the program into the clinic in 2027–2028, subject to successful completion of IND-enabling studies and regulatory review.
GondolaBio
GondolaBio, LLC (“GondolaBio”) is an independent company focused on the discovery and development of therapies for rare genetic diseases. GondolaBio operates with its own management team and development strategy and maintains a diversified pipeline of early and mid-stage programs across multiple therapeutic areas and modalities, including hematologic, neurologic, renal, hepatic, and dermatologic genetic disorders. As of December 31, 2025, BridgeBio held a 27.5% ownership interest in GondolaBio, which is subject to dilution as additional capital is contributed to GondolaBio through equity investments by third-party investors.
A key program within the pipeline is PORT-77, a small-molecule ABCG2 inhibitor in Phase 2a development for erythropoietic protoporphyria (“EPP”), a rare genetic disease with significant unmet medical need, for which positive proof-of-concept clinical data have been reported. Based on clinical data to date, GondolaBio intends to initiate a Phase 2b/3 clinical trial in 2026, pending regulatory feedback.
BridgeBio Oncology Therapeutics, Inc.
BridgeBio Oncology Therapeutics (“BBOT”) is a clinical-stage biopharmaceutical company advancing a next-generation pipeline of novel small molecule therapeutics targeting RAS and Phosphoinositide 3-kinase malignancies. See Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of transactions involving BBOT and TheRas, Inc., our former majority-owned subsidiary, which was deconsolidated in April 2024 and completed a business combination transaction with BBOT’s predecessor, Helix Acquisition Corp. II, in August 2025.
On August 11, 2025, BridgeBio Oncology Therapeutics, Inc. became listed on Nasdaq under the ticker symbol “BBOT.” As of December 31, 2025, BridgeBio held an 18.2% ownership interest in BBOT.
BBOT’s pipeline includes multiple clinical-stage and late preclinical programs, including direct KRAS inhibitors and other genetically targeted oncology assets. Several of BBOT’s programs have advanced into clinical trials and have reported early clinical activity, supporting the continued progression of its pipeline. BBOT’s programs span multiple tumor types and are designed to address resistance mechanisms and limitations of earlier-generation targeted therapies.

Competition
The biopharmaceutical industry is highly competitive, and we face competition from established pharmaceutical and biotechnology companies, as well as academic research institutions, developing therapies for similar indications. Some competitors may have greater financial, regulatory, manufacturing, and commercial resources.
Competition is based on factors including clinical performance, regulatory approval, intellectual property protection, pricing and reimbursement, and commercial execution. There can be no assurance that our products or product candidates, if approved, will achieve market acceptance relative to competing therapies.
Material Commercial Products
ATTRUBY
Attruby/Beyonttra (acoramidis) for the treatment of adults with ATTR-CM competes with Vyndaqel / Vyndamax (tafamidis meglumine / tafamidis), which is a commercial product marketed by Pfizer, Inc. and approved in certain territories, including the United States, the European Union, and Japan as a treatment for ATTR-CM. In addition, Alnylam Pharmaceuticals, Inc.’s vutrisiran received regulatory approvals in 2025 for the treatment of ATTR-CM in multiple jurisdictions globally, and Attruby/Beyonttra competes with vutrisiran in markets where it is approved. Additionally, there are a number of RNAi, antisense oligonucleotide, antibody, and gene editing product candidates that are currently in development as potential treatments for ATTR-CM.
Phase 3 Registrational programs
Infigratinib for Achondroplasia
Low-dose infigratinib is an orally administered selective FGFR1-3 inhibitor in late-stage clinical development for achondroplasia. Other companies are developing therapies for achondroplasia, including Ascendis Pharma A/S (TransCon CNP), Tyra Biosciences, Inc. (TYRA-300), and Ribomic (RBM-007), each of which targets pathways associated with FGFR3 signaling through different mechanisms.
If approved, infigratinib would compete with BioMarin Pharmaceutical Inc.’s Voxzogo® (vosoritide), which is approved in multiple territories, including the United States, the European Union, Japan, Brazil, and Australia, as well as with other investigational therapies that may receive regulatory approval in the future. We are aware of the following companies pursuing clinical development of product candidates for the treatment of achondroplasia: Ascendis Pharma A/S (TransCon CNP), Tyra Biosciences Inc. (TYRA-300), and Ribomic (RBM-007).
BBP-418 – Limb-Girdle Muscular Dystrophy Type 2I/R9 (LGMD2I/R9)
To our knowledge, there are currently no approved therapies indicated for LGMD2I/R9.
Encaleret – Autosomal Dominant Hypocalcemia Type 1 (ADH1)
There are currently no approved disease-modifying therapies specifically indicated for ADH1, and conventional therapy currently consists of oral calcium and/or activated vitamin D supplementation. Encaleret, if approved, may compete with conventional therapy and other investigational agents evaluated to normalize blood and urine calcium in ADH1.

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
As of February 6, 2026, our intellectual property portfolio is composed of over 200 issued patents and over 300 patent applications that we license from academic and research institutions and other third parties or that we own or co-own, including through our subsidiaries. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. Our intellectual property portfolios for each of the programs that we consider to be our core value drivers are further described below.
For our subsidiary, QED Therapeutics, Inc. (“QED”), we license rights from Novartis under two issued U.S. patents, and related pending and issued foreign patents and patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries in Asia and in South America, that are directed to compositions of matter of infigratinib. The foreign patents and patent applications, if issued, are expected to expire between 2025 and 2030. The issued U.S. patents are expected to expire between 2028 and 2029, which takes into account patent term adjustments granted by the USPTO as well as a terminal disclaimer of one issued patent to another U.S. patent. Upon the initial approval of infigratinib, QED applied for 1,516 days of patent term extension (“PTE”), for the U.S. patent covering the infigratinib compound; assuming grant of the PTE application, the term of this patent may be extended from August 25, 2029, to October 19, 2033.
We also license rights from Inserm Transfert ESA and Assistance Publique-Hôpitaux de Paris under two issued U.S. patents and one pending U.S. patent application, and one granted patent in Europe, that are directed to methods of treating skeletal dysplasias using infigratinib. The issued U.S. patents, granted patent in Europe, and the pending patent application, if issued, are expected to expire in 2032.
In addition, QED owns two pending U.S. patent applications, and related pending foreign patent applications in Australia, Canada, China, Europe, Japan and Mexico, as well as in other countries, that are directed to methods of treating skeletal disorders using infigratinib. If any patents issue from these patent applications, such patents would be expected to expire between 2041 and 2044.

For our subsidiary Eidos Therapeutics, Inc., we license rights from the Board of Trustees of the Leland Stanford Junior University, or Stanford, under ten issued U.S. patents, two pending U.S. patent applications, one issued European patent, and one issued Japanese patent with claims directed to composition of matter and methods of use relating to acoramidis. These patents are expected to expire in 2031 or 2033, not including any potential patent term extension. Upon approval of acoramidis, patent term extension applications were timely filed for multiple U.S. patents licensed from Stanford.
In addition, we own eight issued U.S. patents, five pending U.S. patent applications, one Patent Cooperation Treaty (“PCT”) patent application, and over 60 related foreign issued patents and patent applications in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico, with claims directed to salt and solid forms, methods of manufacturing, dosing methods, and/or formulations relating to acoramidis. The issued U.S. and foreign patents are expected to expire in 2038 or 2039. The pending U.S. and foreign patent applications, if issued, are also expected to expire between 2038 and 2044.
For our subsidiary, Calcilytix, Inc., we license rights from Japan Tobacco Company under one issued U.S. patent and two foreign patents in Europe and Japan that are directed to compositions of matter of encaleret. These patents expired in 2024 and 2025. In addition, Calcilytix owns or co-owns one issued U.S. patent, three pending U.S. patent applications, and over thirty related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to formulations, dosing methods, and patient selection methods relating to encaleret. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2041 and 2044, not including any potential patent term extension.
For our subsidiary, ML Bio Solutions, Inc. (“ML Bio”), we license rights from the Charlotte-Mecklenburg Hospital Authority d/b/a Atrium Health under eight issued U.S. patents, two pending U.S. patent applications, and over thirty related foreign patent applications pending in various jurisdictions, including Australia, Canada, Europe, China, Japan, and Mexico with claims to methods of treatment, dosing methods, and compositions relating to BBP-418. The issued U.S. patents are expected to expire in 2037 or 2040, not including any potential patent term extension. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2037 and 2041, not including any potential patent term extension. In addition, ML Bio owns one pending U.S. patent applications relating to assays. The pending U.S. patent application, if issued, is expected to expire in 2044.
Our Material Agreements
Acoramidis (Attruby/Beyonttra)
License Agreement with Bayer
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
Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
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

In June 2024, BridgeBio Europe B.V. (“BridgeBio B.V.”) entered into a commercial supply agreement with Bayer (“Bayer Commercial Supply Agreement”) with an initial 30-month term ending in December 2026, for which BridgeBio B.V. will manufacture and supply to Bayer the commercial product ordered by Bayer solely for use in the commercialization in the Licensed Territory under the Bayer License Agreement. In March 2025, BridgeBio B.V. and Bayer entered into an agreement (“Bayer API Supply Agreement”) for the manufacture and supply by BridgeBio B.V. to Bayer of API solely for the use in the commercialization in the Licensed Territory. The Bayer API Supply Agreement has an initial term ending in December 2026, which is consistent with the Bayer Commercial Supply Agreement. The Bayer Commercial Supply Agreement and the Bayer API Supply Agreement are collectively referred to as the “Bayer Supply Agreements.” Under the Bayer Supply Agreements, Bayer shall pay to BridgeBio B.V. a per unit price equal to the applicable fully burdened manufacturing cost per unit of the product.
Refer to Footnote 11 of the “Notes to Consolidated Financial Statements” for further details.
License Agreement with Alexion
In September 2019, through our subsidiary Eidos, we entered into a license agreement (the “Eidos-Alexion License Agreement”), with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”), to develop and commercialize Beyonttra in Japan. Under the terms of the Eidos-Alexion License Agreement, Eidos granted Alexion an exclusive license to certain of our intellectual property rights to develop, manufacture and commercialize Beyonttra in Japan. In consideration for the license grant, Eidos received an upfront payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as license and services revenue, and in June 2025, Eidos received the $30.0 million regulatory milestone payment. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third parties to develop, manufacture or commercialize Beyonttra in Japan, or upon the introduction of generic competition into the market.
Furthermore, in October 2024, Alexion notified Eidos that it intends to initiate the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment received by Eidos of $3.0 million.
Refer to Footnote 11 of the “Notes to Consolidated Financial Statements” for further details.
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
Refer to Footnote 12 of the “Notes to Consolidated Financial Statements” for further details.
Infigratinib
Kyowa Kirin Exclusive License
On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive development and sales milestone payments up to $81.4 million. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
Unless earlier terminated, the KKC License Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Kyowa Kirin for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the KKC License Agreement in the event of a material breach or insolvency of the other party. Additionally, Kyowa Kirin may terminate the KKC License Agreement for convenience upon at least 180 days’ prior written notice, and QED may terminate the KKC License Agreement in the event Kyowa Kirin ceases exploitation of infigratinib under certain circumstances or challenges the validity or enforceability of Kyowa Kirin’s patent rights.
Refer to Footnote 11 of the “Notes to Consolidated Financial Statements” for further details.
License Agreement with Novartis International Pharmaceutical Ltd.
In January 2018, through our subsidiary QED, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for certain intellectual property rights, including patents and know-how, related to infigratinib for the treatment of patients with FGFR-driven diseases, including achondroplasia and hypochondroplasia. We refer to this agreement as the Novartis License.
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
Corporate
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), we and our subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of our common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became our related party following KKR & Co. Inc.’s acquisition of HCRx. Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”). As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory and (b) an initial hard cap equal to 145% of the Purchase Price. We recognized net cash proceeds of $297.0 million in June 2025, after deducting debt issuance costs of $3.0 million.
Refer to Footnote 10 of the “Notes to Consolidated Financial Statements” for further details.
2031 Notes
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
We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million of the net proceeds from the 2025 Note Offering to pay for the repurchase of shares of BridgeBio’s common stock as further described in Footnote 9 of the “Notes to Consolidated Financial Statements” and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, as defined in Footnote 9 of the “Notes to Consolidated Financial Statements”, and pay any fees related thereto.
Subsequent Event - 2033 Notes, net
On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 2033 Notes. Refer to Footnote 19 of the “Notes to Consolidated Financial Statements” for further details.

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
Refer to Footnote 9 of the “Notes to Consolidated Financial Statements” for further details.
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
Refer to Footnote 9 of the “Notes to Consolidated Financial Statements” for further details.
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
Our product candidates must be approved by the FDA through either an NDA or a Biologics License Application (“BLA”) process before they may be legally marketed in the United States. The process generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practices (“GLP”) requirements;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each human trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of an NDA or BLA;
•a determination by the FDA within 60 days of its receipt of an NDA or BLA to accept the filing for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with Current Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;
•payment of user fees for FDA review of the NDA or BLA; and
•FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the United States.
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
Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap or be combined.
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•Phase 2 clinical trials involve studies in disease-affected patients to evaluate proof of concept and/or determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. In February 2026, Congress passed legislation codifying the FDA’s longstanding regulatory interpretation that orphan drug exclusivity applies only to the specific approved use or indication of a drug or biological product, rather than to all uses within a designated rare disease or condition. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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
On February 3, 2026, Congress passed the Consolidated Appropriations Act of 2026, which reauthorized the rare pediatric disease priority review voucher program through September 30, 2029.
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
Any distribution of prescription drugs and biologics and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”) and the PHSA. In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs and biologics distributed in the United States. The stabilization period has ended for trading partners to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. Currently, trading partners without validated interoperable tracing systems must obtain an exemption from FDA. The DSCSA’s requirements also include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, notifying trading partners and the FDA of any illegitimate product, and compliance with product tracking and tracing requirements.
Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug or biologic reaches the market. Corrective action could delay drug or biologic distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug or biologic, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may require revisions to the approved labeling to add new safety information, including the addition of new warning and contraindications; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•mandated corrective advertising or communications with doctors;
•restrictions on the marketing or manufacturing of the drug or biologic, suspension of the approval, complete withdrawal of the drug from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of drug or biologic approvals;
•drug or biologic seizure or detention, or refusal to permit the import or export of drugs; or
•injunctions or the imposition of civil or criminal penalties.
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
PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA application, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality Management System Regulation, or QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA application. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA application or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA application approvable. Once granted, PMA application approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
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
States are also active in creating specific rules relating to the processing of personal information. The California Consumer Privacy Act (“CCPA”) imposes requirements on businesses that process the personal information of California residents, including to provide notice to data subjects regarding the information collected about them, and offering data subjects the right to request access, correction, deletion and limit the sale and sharing of such personal information. The CCPA may result in significant penalties for companies that violate its requirements, and includes a private right of action for certain data breaches.
Similar laws have been passed and proposed in numerous other states. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). The existence of comprehensive privacy laws in dozens of states around the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
Certain states have also specifically regulated consumer health information. For example, Washington’s My Health My Data Act, which went into effect on March 31, 2024, regulates the collection and sharing of consumer health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Bulk Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.
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
For example, in 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:
•made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products.
•imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap discount program as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
•extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
•expanded the entities eligible for discounts under the 340B Drug Discount Program.
•imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs.
•established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
In addition, other legislative and regulatory changes have also been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further under the IRA, and subsequent revisions under the One Big Beautiful Bill Act of 2025, orphan drugs are exempted from the Medicare drug price negotiation program. Effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. On April 15, 2025, the current administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the current administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most-Favored-Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
On November 6, 2025, the Centers for Medicare & Medicaid Services (“CMS”) announced a new drug payment model designed to make MFN-level prices available to state Medicaid programs via manufacturer rebates. Referred to as the “GENErating cost Reductions fOr U.S. Medicaid Model” (“GENEROUS”), the initiative is designed to run from 2026 through 2030 and is voluntary for both manufacturers and state Medicaid programs. Under the model, participating states will be able to access MFN-level prices for participating manufacturers’ drugs through CMS-negotiated supplemental rebates tied to an MFN net price benchmark.

On December 19, 2025, the Centers for Medicare & Medicaid Services (“CMS”) proposed a mandatory Center for Medicare and Medicaid Innovation (“CMMI”) drug payment model to test whether alternative methods for calculating Medicare rebates, based on international pricing metrics rather than inflation-based metrics, reduce costs for Medicare fee-for-service (“FFS”) beneficiaries and the Medicare program while preserving quality of care. The Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, would test an alternative approach to calculating rebates for certain Medicare Part D products using international pricing benchmarks. The GUARD Model would begin on January 1, 2027, and run through December 31, 2033. Further, on December 19, 2025, CMS proposed the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. As proposed, GLOBE would begin a five-year performance period on October 1, 2026.
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
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future net product revenues. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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
European Union Drug Review and Approval
In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are different routes to obtain an MA in the EU.
•The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and is valid throughout the entire territory of the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, including medicines produced by biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SmPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).
Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
European Union New Chemical Entity Exclusivity
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, however, another company could nevertheless also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following grant of a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EU Members States can accept an application or grant a marketing authorization for a “similar medicinal product” for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder for the authorized orphan product consents to such revocation; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. Orphan designation must be requested before submitting an application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Furthermore, when applying for a marketing authorization for an orphan medicinal product, the applicant is required to submit a report justifying the maintenance of the orphan designation, which the EMA will assess in parallel with assessing the application for marketing authorization. There is a risk that any orphan designation granted for our products will not be maintained upon granting of a marketing authorization and that our products will therefore not receive the market exclusivity granted to orphan medicinal products.
European Pediatric Investigation Plan
In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”) agreed with the EMA’s Pediatric Committee (“PDCO”) unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If an MA is obtained and trial results are included in the product information, even when negative, the product may be eligible for a six month-extension of any existing supplementary protection certificate extension. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
Regulatory Requirements After a Marketing Authorization has been Obtained
If authorization for a medicinal product in the EU is obtained, the holder of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion, and sale of medicinal products. These include:
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•We are a party to and may from time to time enter into additional agreements with commercial partners to supply our partner with API and bulk or finished drug product for their commercial sales of our product in a licensed territory. In connection with this supply of product, we must comply with any applicable regulations for the purchase, distribution, storage, exporting and sale of API and medicinal products in the licensed territory. For example in June 2024, our wholly-owned subsidiary BridgeBio Europe B.V. (“BridgeBio BV”), which is domiciled in the Netherlands, entered into the Bayer Supply Agreement for which BridgeBio BV has agreed to manufacture and supply to Bayer our commercial product Beyonttra to sell in the EU. To support our obligations under the Bayer Supply Agreement, we have also entered into a commercial manufacturing agreement with a third-party CMO in Germany to manufacture and package the final drug product Beyonttra. We are required to obtain the necessary registration or authorization from the relevant EU authority in order to import the API into the EU, deliver it to our German CMO, and have the final drug product for Beyonttra supplied to Bayer, as well as to export drug product or finished product. Under applicable EU and Dutch regulations, this requires BridgeBio BV to obtain a registration for activities related to API (“API Registration”) and an authorization for wholesale distribution of medicinal products (“WDA”). In order to receive the API Registration and the WDA, we must pass an inspection.
•Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of the European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the EU Member States, plus Norway, Liechtenstein, and Iceland.
Reform of the Regulatory Framework in the EU
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
Brexit and the Regulatory Framework in the United Kingdom (UK)
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU and the UK have concluded a trade and cooperation agreement (a “TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations.

The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK as “retained EU law.” However, new EU legislation, such as the EU Clinical Trials Regulation, is not applicable in the UK. Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ have delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices. The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the Clinical Trials Directive, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, “Great Britain”), which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. A single UK-wide marketing authorization may be granted by the MHRA for novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require certain medicines supplied to Northern Ireland under a UK authorization to be labelled “UK only”, indicating they are not for sale in the EU.
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
EU and UK Data Collection
The collection and processing of personal data (including health data) in the European Economic Area (EEA) is governed by the General Data Protection Regulation (“EU GDPR”). Similarly, the collection and use of personal data (including health data) in the UK is governed by the UK General Data Protection Regulation and the UK Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR, “GDPR.” Currently, the EU GDPR and UK GDPR remain largely aligned. The GDPR applies to any company established in the EEA/UK and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR imposes numerous stringent requirements on companies that process personal data, including requirements relating to processing of special categories of personal data (such as health and data), relying on a legal basis or condition for processing personal data, if required obtaining consent of data subjects, providing detailed information to data subjects about how personal data is used, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal data, implementing limitations on the retention of personal data, providing mandatory data breach notification, implementing “privacy by design” requirements, and taking certain measures when engaging service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA/UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”), and the UK International Data Transfer Agreement/Addendum, or UK IDTA) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million (or £17.5 million in the UK) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects and consumer associations the right to claim material and non-material damages resulting from infringement of the GDPR. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted.

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
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
As of December 31, 2025, we had 834 full-time employees and 5 part-time employees. Of these, 405 focus on driving forward research and development programs, 281 focus on our commercialization efforts, either directly or through our affiliates, and 153 work across our affiliates to provide strategic business development, finance and executive leadership expertise, as well as general and administrative services generally across our affiliates. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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
The talent acquisition team’s focus is to meet the hiring needs across BridgeBio and our affiliates. We recognize that our current and potential future team members have options for employment opportunities, including with other biotech and pharma companies, research and academic institutions, government entities, and consulting and investment firms. To attract and retain top performing team members, we focus on creating an environment that allows for autonomy, professional growth, and impact while also offering a competitive total rewards package.
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
Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Attruby and Beyonttra. The continued commercial success of this product, along with our product candidates, if approved, will depend upon the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community.
Our business depends heavily on our ability to successfully commercialize Attruby and Beyonttra. The commercial success of Attruby and Beyonttra or our product candidates, if approved, will depend upon their degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Our product candidates, if approved, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of Attruby and Beyonttra or any other of our product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;
•the potential and perceived advantages compared to alternative treatments, including any similar generic treatments;
•the ability to offer these products for sale at competitive prices;
•the ability to offer appropriate patient access programs, such as co-pay assistance;
•convenience and ease of dosing and administration compared to alternative treatments;
•the clinical indications for which the product candidate is approved by the FDA or comparable regulatory authorities;
•product labeling or product insert requirements of the FDA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;
•restrictions on how the product is distributed;
•the timing of market introduction of competitive products, including generics of competing products;
•publicity concerning these products or competing products and treatments;
•the strength of marketing and distribution support;
•favorable third-party coverage and sufficient reimbursement or other assistance for patients who are uninsured or underinsured; and
•the prevalence and severity of any side effects or AEs.
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

If our sales and marketing capabilities for Attruby and Beyonttra, and our future product candidates, if approved, are not effective or we are unable to establish sales and marketing capabilities or enter into and maintain our agreements with third parties to sell and market Attruby and Beyonttra or any future product candidates approved for commercial sale, we may be unsuccessful in our commercial efforts.
To achieve and maintain commercial success for Attruby and Beyonttra and any other approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the United States, as we have done with Bayer and Alexion in the case of Beyonttra, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.
There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel. We may also fail to obtain or maintain the necessary regulatory approvals, distribution licenses or other registrations that are required to ship an approved product to a customer or commercial partner, or our contract manufacturers may fail to supply us or our commercial partners with our required or forecasted amounts of finished product, active pharmaceutical ingredients or raw materials to meet commercial demand on a timely basis, or at all.
Factors that may inhibit our efforts to commercialize any approved product on our own include:
•the inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;
•manufacturing, supply chain or distribution disruptions that delay or prevent the launch and continued commercialization of any approved products by us or a commercial partner;
•the failure to obtain the necessary regulatory approvals, state licenses, wholesale distribution licenses or other registrations that are required to ship an approved product to a customer or commercial partner;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.

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
Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Through December 2025, the approved list price of Attruby in the United States was $18,759.12 for a 28-day supply, which was subsequently increased to $19,790.00 in January 2026. A significant percentage of patients rely on government programs, such as Medicare and Medicaid, for their coverage of drug and other medical care, so the availability of federal and state coverage of Attruby is critical to the success of our commercialization efforts for Attruby in the United States. Sales of Attruby or any product candidates, if approved, that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, it may not allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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
We have partnered with Bayer and Alexion to commercialize Beyonttra in Europe and Japan, respectively, and we plan to commercialize Attruby and Beyonttra in other foreign markets. We may also commercialize in foreign markets any future drugs we develop for which we obtain commercial rights through additional partnerships with third parties or directly by ourselves. In addition, we may agree to supply drug product or API to a commercial partner in other foreign markets similar to our agreement with Bayer. In doing so, we would be subject to additional risks and uncertainties, including:
•the burden of complying with complex and changing foreign regulatory, tax, accounting, compliance and legal requirements;
•different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•import, export or other distribution licensing requirements;
•the potential failure of obtaining and maintaining required licenses with foreign regulatory authorities that are required to ship API or distribute our drug product to customers or commercial partners like Bayer and Alexion;
•longer accounts receivable collection times;
•longer lead times for shipping;
•language barriers for technical training;
•reduced protection of intellectual property rights in some foreign countries, and related prevalence of bioequivalent or generic alternatives to therapeutics;
•foreign currency exchange rate fluctuations;
•potential resource constraints, including with respect to patients’ ability to obtain reimbursement for our products in foreign markets; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
The uncertainty surrounding the implementation of recent and emerging state privacy laws, regulations and standards increases the risk to our business. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Attruby and Beyonttra and our product candidates, if approved. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. For example, the current administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the current administration’s proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. The current administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most-favored-nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. While the United States has not implemented these tariffs, the United States could impose them with minimal notice to the public. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most-favored-nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant depending on the final language. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for Attruby and Beyonttra and our product candidates, if approved;
•our ability to receive or set a price that we believe is fair for our future products;
•our ability to generate revenue and achieve or maintain profitability;
•the amount of taxes that we are required to pay; and
•the availability of capital.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize Attruby and our product candidates, if approved.

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
Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.
On May 12, 2025, the current administration issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of Health and Human Services (HHS) to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.
Since the May 12, 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. Further, in November 2025, the Centers for Medicare & Medicaid Services (“CMS”) introduced the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the Global Benchmark for Efficient Drug Pricing (“GLOBE”) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.
If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We currently derive the substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our overall net product revenue.

MFN pricing models in the U.S. could also affect our international pricing strategy and future decisions on reimbursement and commercialization in certain jurisdictions. If our U.S. pricing becomes tied to international reference prices, especially in light of our licensing agreements with Bayer and Alexion, we may face decisions regarding pricing in foreign markets that could result in reduced patient access internationally, affect our relationships with foreign regulatory authorities and payers, or impact our ability to obtain or maintain reimbursement approvals in ex-U.S. markets. These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our products, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.
Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We face competition in the United States for Attruby and may face competition for our product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. The FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. See the section titled, “Business-Government Regulation-Current and Future Legislation” for more information regarding legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. If certain of these changes are implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.
We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve commercial success or regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.
The development and commercialization of new drug products is highly competitive. We face competition for Attruby and Beyonttra and we may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
Our approved product faces competition from other products approved for the same indication, and there are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that some of our lead clinical-stage product candidates are pursuing. If any competitors for our product candidates receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.
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
We focus research and product development on treatments for Mendelian diseases, many of which are rare or orphan indications. Our projections of both the number of individuals who are affected by our target disease indications and have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our products and product candidates may be limited or may not be amenable to treatment with our products or product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates under development in our key value driver programs, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share. In addition, market share could be limited by the availability of other treatments. In particular, Attruby is not the first treatment on the market for ATTR-CM, and its market share and potential to generate revenues may be limited.
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
Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:
•inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;

•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•delays in obtaining required Institutional Review Board (“IRB”) approval at each clinical trial site;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an Investigational New Drug application (“IND”) or IND amendment, clinical trial application (“CTA”) or CTA amendment, or equivalent application or amendment; or as a result of a new safety finding that presents unreasonable risk to clinical trial participants or a negative finding from an inspection of our clinical trial operations or study sites;
•developments in trials for other product candidates with the same targets or related modalities as our product candidates conducted by third parties that raise regulatory or safety concerns about risk to patients of the treatment, or if the FDA or other governmental authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•difficulties in securing access to materials for the comparator arm of certain of our clinical trials;
•delays in identifying, recruiting and enrolling suitable patients to participate in clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•difficulty collaborating with patient groups and investigators;
•failure by CROs, other third parties or us to adhere to clinical trial requirements;
•failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices (“GCP”), requirements, or regulatory guidelines in other countries;
•occurrence of AEs associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•the cost of clinical trials of any product candidates that we may identify and pursue being greater than we anticipate;
•clinical trials of any product candidates that we may identify and pursue producing negative or inconclusive results or failing to meet a specified endpoint, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or to abandon product development programs;
•delays in clinical trial enrollment or clinical trial initiation resulting from any global health emergency, such as the COVID-19 pandemic;
•transfer of manufacturing processes to larger-scale facilities operated by a CMO, or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of product candidates that we may identify for use in clinical trials, or the inability to do any of the foregoing.
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

We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board (“DSMB”), or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional preclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The indications for which we plan to evaluate our current product candidates each represent a rare disease or condition with limited patient populations from which to draw participants in clinical trials. Due to our focus on the development of product candidates for the treatment of Mendelian diseases, many of which are rare conditions, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:
•the size and nature of a patient population;
•the patient eligibility criteria defined in the applicable clinical trial protocols, which may limit the patient populations eligible for clinical trials to a greater extent than competing clinical trials for the same indication;
•the size of the study population required for analysis of the trial’s primary endpoints;
•the severity of the disease under investigation;
•the proximity of patients to a trial site;
•the design of the trial;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;

•the approval or concurrent enrollment of clinical trials involving competing product candidates currently under development for Mendelian diseases, or competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•the ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical trials will not complete such trials for any reason.
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

Additionally, if any of our product candidates receives marketing approval, the FDA could impose a boxed warning in the labeling of our product and could require us to adopt a risk evaluation and mitigation strategy (“REMS”), and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates once approved, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product or product candidate;
•regulatory authorities may require additional warnings or statements on the label;
•regulatory authorities may refuse to approve label expansion for additional indications of such product or product candidate;
•we may be required by the FDA to implement a REMS;
•we may be required to change the way a product or product candidate is distributed, administered or conduct additional clinical trials;
•we may be subject to regulatory investigations and enforcement actions;
•we may decide to remove such product or product candidate from the marketplace;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our product candidates through clinical development may harm our business, financial condition, results of operations and prospects.
Preliminary, interim or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have and may in the future publish or report preliminary, interim or topline data from our clinical trials, such as the release of our topline results for our Phase 3 study of encaleret in autosomal dominant hypocalcemia type 1. Preliminary, interim or topline data from clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trial, and favorable data from interim analysis do not ensure the final results of a trial will be favorable. Preliminary, interim or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary, interim or topline data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. Material adverse changes between preliminary, interim or topline data and final data could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Review and Approval of our Product Candidates
Although we have obtained marketing authorization for Attruby, we have multiple product candidates in our development pipeline that are still in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our pipeline product candidates will receive regulatory approval, which is necessary before they can be commercialized.
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
Our product candidates require additional development; management of preclinical, clinical and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; complete the build-out of a commercial organization; commence product candidate-specific marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales from such product candidates, if ever. Some of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we are not able to successfully commercialize an approved drug or if we do not receive additional regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.
If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. It is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. Although Attruby and Beyonttra received regulatory approval for commercial sale in the United States, EU, UK and Japan, we cannot be certain that any of our product candidates will receive regulatory approval or if approved, will be successfully commercialized.
Obtaining marketing approval is an extensive, lengthy, expensive and inherently uncertain process, and regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including, but not limited to:
•the inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that the applicable product candidate is safe and effective as a treatment for our targeted indications;
•the FDA or comparable foreign regulatory authorities may disagree with the design, endpoints or implementation of our clinical trials;
•the population studied in the clinical program may not be sufficiently broad or representative to assure safety or efficacy in the full population for which we seek approval;
•the FDA or comparable foreign regulatory authorities may require additional preclinical studies or clinical trials beyond those that we currently anticipate;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•the data collected from clinical trials of product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application (“NDA”) biologics license application (“BLA”), or other submission for regulatory approval in the United States or elsewhere;

•we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or comparable foreign regulatory authorities may identify deficiencies in the manufacturing processes, test procedures and specifications, or facilities of third party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders the clinical trial design or data insufficient for approval.
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
We have conducted and plan to conduct clinical trials outside the United States, including in Europe. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Even if we obtain FDA approval for any of our current pipeline product candidates in the United States, we may never obtain approval to commercialize any of these product candidates outside of the United States, which would limit our ability to realize their full market potential.
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
Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug market exclusivity.
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

We have obtained from the FDA orphan drug designations, including for: Attruby for the treatment of transthyretin amyloidosis; low-dose infigratinib for the treatment of achondroplasia; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); and BBP-812 for the treatment of Canavan Disease. We have obtained from the European Commission, orphan medicinal product designation for: acoramidis for the treatment of ATTR amyloidosis; low-dose infigratinib for the treatment of achondroplasia; BBP-418 for the treatment of limb-girdle muscular dystrophy; BBP-812 for the treatment of Canavan Disease; and encaleret as a treatment for hypoparathyroidism (inclusive of ADH1). We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our product candidates could have a material adverse effect on our prospects.
On February 3, 2026, Congress passed the Consolidated Appropriations Act of 2026. The RARE Act codified the FDA’s longstanding regulatory interpretation that orphan drug exclusivity applies only to the specific approved use or indication of a drug or biological product, rather than to all uses within a designated rare disease or condition.
The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
The FDA has granted rare pediatric disease designation to BBP-418 for the treatment of LGMD2I, BBP-812 for the treatment of Canavan Disease and infigratinib for the treatment of achondroplasia. However, a marketing application for these products that have been granted this designation or any other product candidate, if approved, may not meet the eligibility criteria for a PRV.
The FDA has granted rare pediatric disease designation to BBP-418 for the treatment of LGMD2I, BBP-812 for the treatment of Canavan Disease and infigratinib for the treatment of achondroplasia. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease PRV, in our original NDA for these designated products. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. The FDA may determine that an NDA for these product candidates, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:
•achondroplasia, LGMD2I or Canavan Disease no longer meets the definition of a rare pediatric disease;
•the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•the NDA is not deemed eligible for priority review;
•the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•the NDA is approved for a different adult indication than the rare pediatric disease for which the product is designated (for example, if BBP-418 is approved for an indication based on specific genetic alterations that would be inclusive of, but not limited to, BBP-418).
The Consolidated Appropriations Act of 2026 reauthorized the FDA’s authority to award priority review vouchers to sponsors of new products intended to treat rare pediatric diseases through September 30, 2029. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by Congress in the future.

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
Although some of our product candidates, including the following, were granted fast track designation by the FDA, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations:
•BBP-418 for the treatment of LGMD2I,
•encaleret for the treatment of ADH1, and
•BBP-812 for the treatment of Canavan Disease.

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

Any regulatory approvals that we may receive for our product candidates, are or will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA issuing a publicly available non-compliance letter to the sponsor.
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
If a regulatory agency discovers previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•issue warning or untitled letters that would result in adverse publicity;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approvals;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our CMOs’ facilities;
•impose restrictions on the labeling of products;
•impose restrictions on product distribution or use, such as a REMS;
•seize or detain products; or
•require a product recall.
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
The FDA and other agencies actively enforce the laws and regulations governing the promotion of prescription products, including those prohibiting the promotion of off-label uses.
The FDA and other governmental and regulatory agencies, including the U.S. Department of Justice, strictly regulate and closely monitor the post-approval marketing, labeling, advertising and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved label. While the FDA permits the dissemination of truthful and non-misleading information about an approved product, a sponsor may not promote a product unlawfully or for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted our products unlawfully or for such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of products, including for off-label use, and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements, or permanent injunctions under which specified promotional conduct must be changed or curtailed.

In September 2025, the FDA announced increased scrutiny of advertising and promotional practices, with a particular focus on direct-to-consumer (“DTC”) advertising and reportedly sent thousands of letters to pharmaceutical companies to remove misleading ads, including a large number of untitled and warning letters citing allegedly misleading claims. For example, we received one of these untitled letters citing a DTC broadcast advertisement for Attruby. This heightened enforcement environment increases the risk that our promotional materials, even if we believe them to be compliant, could be challenged by the FDA or by consumers or plaintiffs’ counsel, which could lead us to modify or withdraw certain promotional materials. If we cannot successfully manage the promotion of our products or product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Risks Related to Our Reliance on Third Parties
We rely entirely on third parties for the manufacturing of commercial supplies of Attruby and Beyonttra and for supplies of our product candidates that we may develop. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture Attruby and Beyonttra on a commercial scale or to manufacture drug supplies of our product candidates for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to manufacture our product candidates, if approved, on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers for the manufacturing of commercial supplies of Attruby and Beyonttra and our product candidates, if approved. We also rely on third-party manufacturers for the clinical manufacturing supply of our product candidates. Although we have entered into long-term supply arrangements and generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a commercial product, product candidate, or the raw material components thereof, for continued commercial sales or for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay or curtail commercial sales of a product or the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations.
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
On March 27, 2020, in response to the COVID-19 pandemic, the United States passed into law the CARES Act, which enhanced the FDA’s authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of Attruby or any of our product candidates that receive marketing approval, our results could be materially impacted.
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
The drug substance and drug product for certain of our product candidates are manufactured by single-source suppliers or CMOs pursuant to development and manufacturing contracts, quality agreements and purchase orders.
We do not currently have any other suppliers for the drug substance or drug product for these product candidates and, although we believe that there are alternate sources of supply that could satisfy our clinical requirements and are in the process of establishing agreements with alternate suppliers, we cannot assure you that we will be successful in identifying alternate sources and establishing relationships with such sources, or that we will be able to avoid significant delays or disruptions in the development of our product candidates due to our current reliance on single-source suppliers.
Our dependence on single-source suppliers exposes us to certain risks, including the following:
•our suppliers may cease, delay or reduce production or deliveries, raise prices or renegotiate terms;
•delays caused by supply issues may harm our reputation; and
•our ability to initiate and conduct our preclinical studies and clinical trials for our product candidates, and otherwise progress our business could be materially and adversely impacted if our single-source suppliers upon which we rely were to experience any significant business challenges, disruption or failures due to issues such as financial difficulties or bankruptcy, issues relating to regulatory or quality compliance, or other legal or reputational issues.
Additionally, we may not be able to enter into or maintain supply arrangements with alternative suppliers on commercially reasonable terms, or at all. A delay in the supply of our commercial products to the market or development of our product candidates, or having to enter into a new agreement with a different third party on less favorable terms than we have with our current suppliers could increase our expenses, impair our ability to generate revenues and have a material adverse impact on our business.
The drug product for Attruby and Beyonttra is currently supplied by one primary supplier. Although we have entered into a master agreement with an alternative supplier of drug product for this commercial product and expect the initial commercial batch of this material to be released to us later this year from this secondary supplier, we may encounter unexpected delays in the manufacture and supply of commercial drug product.

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
We anticipate relying upon strategic collaborations for marketing and commercializing our existing product candidates. For example, Eidos is party to an exclusive license agreement with Bayer to develop and commercialize Beyonttra as a treatment for ATTR-CM in the European Union and all member states of the European Patent Organization; Eidos is also a party to a license agreement with Alexion Pharma International Operations Limited Company (“Alexion”) pursuant to which we depend on Alexion for the commercialization of Beyonttra in Japan; QED is party to an exclusive license with Kyowa Kirin to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan. In addition, we may rely even more on strategic collaborations for R&D of other product candidates, and we may sell or license other product offerings through strategic partnerships with pharmaceutical and biotechnology companies.
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
Management of our relationships with collaborators will require:
•significant time and effort from our management team;
•coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and
•effective allocation of our resources to multiple projects.
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
We depend upon third-party collaboration partners for financial and human resources for the commercialization of Attruby and Beyonttra in certain territories outside the United States and may enter into additional collaborations, licenses and similar arrangements for the clinical development and commercialization of some of our product candidates. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to our products or product candidates that are the subject of collaborations;
•collaborators may shift their priorities and resources away from the development and commercialization of our product candidates or may elect to discontinue development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or their internal development of competitive products, a lack of available funding or other external factors, such as a business combination or downsizing of its company or business unit that diverts or limits resources or creates competing priorities;

•collaborators may delay commercial sales or clinical trials, provide insufficient funding for a development program, stop a clinical trial, abandon a commercial product or product candidate, repeat or conduct new clinical trials or require a new formulation of a marketed product for continued commercialization or of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from developing or commercializing our product candidates on our own or collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, which may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or product candidates or the requirement to expend additional time and resources to seek an alternative collaboration partner;
•collaborators may own or co-own intellectual property covering products that result from our collaboration with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
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
In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we do not distribute a lot until the relevant authority authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
Our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.
Any problems in our CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs and could make us a less attractive collaborator for potential partners. Problems in our manufacturing process could also restrict our ability to meet potential future market demand for any products that may be approved.
Certain of our product candidates are based on adeno-associated virus (“AAV”) gene therapy technology for which there is limited clinical or regulatory experience to date, making it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
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
Similarly, the EMA conducts the scientific evaluation marketing authorization applications for gene therapies in the European Union and the EMA or other relevant authorities may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.
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
Public attitudes may be influenced by claims that gene therapy as a novel technology is unsafe, unethical, or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. In addition, the FDA has imposed an increased number of clinical holds on gene therapy candidates in recent years. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. For example, there have been several significant adverse side effects in prior clinical trials of gene therapy product candidates, including reported cases of leukemia and death seen in other trials using other vectors. There has also been a case report of a tumor presumed to have been introduced by integration of portions of the transgene into cellular DNA. While new AAV vectors have been developed to reduce some of these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed AEs following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.
Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which could be detrimental to the patient’s health or substantially limit the effectiveness and durability of the treatment. For example, increasingly reported side effects of AAV gene therapy include, but are not limited to: a t-cell immunological response, often seen affecting the liver or complement mediated immune responses (particularly Thrombotic Microangiopathy) which can affect the kidneys, blood compartment / bone marrow, among other systems, and which can be lethal. Any actual or perceived negative effects of our AAV gene therapy product candidates or those under development by third parties could impair our ability to continue the development of these product candidates and have an adverse effect on our prospects.

Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for Attruby and Beyonttra and our product candidates, including low-dose infigratinib, BBP-418, and encaleret, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
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
We are party to various agreements that we depend on to operate our business, and our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. For example, we are a party to an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and may need to obtain additional licenses from others to advance our research and development activities to allow the commercialization of Attruby or any product candidates we may identify and pursue. Our license agreement with Stanford imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In particular, under our license agreement with Stanford, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. We are also a party to a license agreement with Novartis International Pharmaceutical Ltd. for infigratinib under which we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize at least one therapeutic product incorporating infigratinib in the United States and the European Union.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions, inter partes review, and other proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Attruby and Beyonttra, low-dose infigratinib, BBP-418, encaleret or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.
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
Risks Related to Our Business and Industry
Disruptions to the operations of the FDA, the SEC and other government agencies, or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the current Administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, including timely reviews, which could negatively impact our business.
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
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times, including the most recent shutdown that began on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
With the change in the U.S. Presidential Administration in 2025, there continues to be substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current Administration, there could be a material adverse effect on us and our business.

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
As of December 31, 2025, we had 834 full-time employees and 5 part-time employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2025, we had 834 full-time employees and 5 part-time employees across all of our affiliates and controlled entities. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment modalities, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.
We focus on the development of product candidates to address Mendelian diseases, regardless of the treatment modality or the particular target indication within this space. Because we have limited financial and personnel resources, we may forego or delay pursuit of opportunities with potential target indications or product candidates that later prove to have greater commercial potential than our current and planned development programs and product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may be required to relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
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
We face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials and related to the commercial sales of approved medicines. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or medicines;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to successfully commercialize our product candidates or medicines.

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
We currently market Attruby and Beyonttra outside of the United States through our collaboration partners. In addition, we are conducting clinical trials internationally through a global CRO, and our business strategy incorporates potential further international expansion targeting patient populations outside the United States. If we receive regulatory approval for and commercialize any of our product candidates in patient populations outside the United States, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:
•multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•additional potentially relevant third-party patent rights;
•complexities and difficulties in obtaining protection and enforcing our intellectual property;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•limits in our ability to penetrate international markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of tariffs and of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•natural disasters, political and economic instability, including wars, terrorism, and political unrest, global or widespread health emergencies (such as the COVID-19 pandemic), boycotts, curtailment of trade, and other business restrictions;
•certain expenses including, among others, expenses for travel, translation, and insurance; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.
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
Issues in the development and use of artificial intelligence (AI), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, government and supranational regulation related to AI is evolving and could increase the burden and cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — has entered into force on August 1, 2024, with additional provisions becoming effective on August 2, 2026. As currently enacted, this legislation, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.
The rapid evolution of AI may require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.
Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI, we may lose valuable intellectual property rights and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past, such as in the case of the closure and subsequent placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) of Silicon Valley Bank in March 2023, and may in the future lead to market-wide liquidity problems. In these cases, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds, which could result in liquidity constraints or failures. In addition, if any of our collaboration partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
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

We have recorded significant restructuring charges from our corporate restructuring initiatives, including any associated workforce reductions or reorganizations, and may do so again in the future, which could have a material negative impact on our results of operations, may not result in the full anticipated savings, and may disrupt operations.
Historically, we have recorded significant restructuring charges related to our prior corporate restructuring initiatives. Specifically in 2024, we committed to restructuring initiatives designed to drive operational changes in our business processes, efficiencies, and cost savings to advance our corporate strategy and development programs. The restructuring initiatives included, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. We may not fully realize the anticipated benefits, savings and improvements in our cost structure from this restructuring initiative or other restructuring efforts that we may undertake in the future, due to unforeseen difficulties, delays, or unexpected costs and the expenses of restructuring may be greater than anticipated. If we are unable to realize anticipated cost savings from our restructuring initiatives in the future, our operating results and financial condition may be adversely affected. Furthermore, our reprioritization of development programs may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as turnover beyond planned reductions or increased difficulties in conducting our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business and make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Any failure to attract or retain qualified personnel could prevent us from successfully executing key business initiatives and adversely impact our business, financial condition, and results of operations.
Risks Related to Our Financial Position and Growth Strategy
Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Although we have been generating product revenue from Attruby since its approval, this limited operating history, may make it difficult for you to assess our future viability.
Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Although we are a commercial-stage biopharmaceutical company, we have a limited operating history as a commercial-stage company upon which you can evaluate our business and prospects. Our subsidiaries, on whose success we largely rely, are primarily early-stage biopharmaceutical companies. In November 2024, Attruby was approved for commercial sale in the United States. In February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, our pipeline of product candidates may require substantial additional development time, including additional clinical research, and resources before we would be able to apply for or receive additional regulatory approvals and begin generating revenue from sales of those product candidates, if approved.
We are not profitable and have incurred losses in each year since our inception in April 2015. Our net losses for the years ended December 31, 2025, 2024 and 2023 were $732.9 million, $543.3 million and $653.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $3.8 billion. In November 2024, Attruby was approved for commercial sale in the United States and in February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, we previously had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have until recently financed operations solely through the sale of equity securities, debt financings, royalty monetization, and the sale of certain assets. We continue to incur significant research and development (“R&D”), costs for the commercialization of Attruby and Beyonttra, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations (“CROs”) for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue from our product candidates or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or comparable foreign regulatory authorities, to conduct nonclinical or preclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates, that we may identify. We anticipate incurring significant costs associated with commercializing any future product candidates, if approved, and ongoing compliance efforts.
We may never be able to successfully commercialize any of our product candidates or achieve profitability. Revenue from the sale of any product will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. Our growth strategy depends on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress our stock price and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, that we may identify and pursue, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.
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
As of December 31, 2025, we had working capital of $509.8 million, of which cash, cash equivalents and marketable securities amounted to $587.5 million. We expect that our cash and cash equivalents, and marketable securities, and proceeds from Attruby product revenue will be sufficient to fund our operations through at least the next 12 months from the date of filing of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty monetization, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future funding requirements will depend on many factors, including, but not limited to:
•the time and cost necessary to establish internal commercialization capabilities or enter into collaborations with third parties for the commercialization of Attruby or any product candidate, if approved;
•our ability to satisfy the conditions required by the funding of the investment amount under the Funding Agreement;
•the time and cost necessary to complete ongoing and planned clinical trials, including our ongoing Phase 3 clinical trials of low-dose infigratinib, BBP-418, and encaleret;
•the time and cost necessary to pursue regulatory approvals for our product candidates, and the costs of post-marketing studies that could be required by regulatory authorities;

•the progress, timing, scope and costs of our nonclinical studies, preclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner, for the ongoing and planned clinical trials set forth above, and potential future clinical trials;
•the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our product candidates, including gene therapies such as BBP-812 and any other product candidates we may identify and develop;
•our ability to successfully identify and negotiate acceptable terms for third party supply and contract manufacturing agreements with CMOs;
•our ability to successfully commercialize any product candidates that may be approved;
•the manufacturing, selling and marketing costs associated with any product candidates that may be approved, including the cost and timing of expanding our internal sales and marketing capabilities or entering into strategic collaborations with third parties to leverage or access these capabilities;
•the amount and timing of sales and other revenues from any approved products, including the sales price and the availability of adequate third party reimbursement;
•the cash requirements of any future acquisitions or discovery of product candidates;
•the time and cost necessary to respond to technological and market developments;
•the costs of acquiring, licensing or investing in intellectual property rights, products, product candidates and businesses;
•our ability to continue to discover and develop additional product candidates, and the time and costs associated with identifying additional product candidates;
•our ability to attract, hire and retain qualified personnel; and
•the costs of maintaining, expanding and protecting our intellectual property portfolio.
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
As of December 31, 2025, we and our subsidiaries had total consolidated indebtedness of $1.9 billion related to the Notes and deferred royalty obligations of $866.3 million. The Notes include $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”) and $575.0 million of indebtedness outstanding under our 1.75% Convertible Senior Notes due 2031 (the “2031 Notes”). On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”). Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Refer to the Risk Factor below in this Item 1A for further discussion related to our royalty monetization arrangements.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we may satisfy our conversion obligation, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock (other than paying cash in lieu of delivering any fractional share). To the extent we elect to settle any conversion in cash or in a combination of cash and shares, the cash portion of such settlement could reduce our liquidity. For example, the 2027 and 2031 Notes became convertible for a limited period starting on January 1, 2026 under the conversion condition met and will remain convertible until March 31, 2026.
We are parties to the Royalty Purchase Agreement and the Funding Agreement, which contain certain covenants and restrictions on our operations that, if violated, may adversely affect our financial condition and operating results. The Royalty Purchase Agreement requires us to direct 60% of BridgeBio’s European royalties on the first $500.0 million of annual BEYONTTRA net sales to the purchasers until the applicable cap is reached. Under the Funding Agreement, an increase in the rate of royalty interest payments payable by us to the purchasers based on the net sales of Attruby under the Funding Agreement could impact our financial condition and operating results.
We are parties to two royalty monetization arrangements pursuant to which we have monetized a portion of future royalty streams on certain products in exchange for upfront capital. Such arrangements subject us to certain covenants and restrictions that we must comply with.
In June 2025, we and our subsidiary Eidos Therapeutics, Inc. (“Eidos”) entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”).
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) our Bayer License Agreement and (ii) the amended and restated license agreement between Eidos and our other subsidiary, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers paid Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full upon the closing of the transactions under the Royalty Purchase Agreement.
Under the Royalty Purchase Agreement, the Royalty Agreement Purchasers are entitled to the Purchased Royalty Payment, subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price. In addition, we and our subsidiary, Eidos, granted the Purchaser Representative, for the benefit of the Royalty Agreement Purchasers, a security interest in specific assets related to the Purchased Royalty Payment.
In January 2024, we and our subsidiaries Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (together, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together and with any future permitted assignees of a seller party, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent, to help support the commercial launch of Attruby. Under the Funding Agreement, the Funding Agreement Purchasers’ obligation to pay us $500.0 million (in the aggregate, net of certain transaction expenses) (the “Investment Amount”) was conditioned upon the first FDA approval of Attruby. In addition, pursuant to the Funding Agreement, the Seller Parties have granted to the collateral agent, for the benefit of the Funding Agreement Purchasers, a security interest in specific assets related to Attruby.

Under the Royalty Purchase Agreement and the Funding Agreement, we are required to comply with various affirmative and negative covenants. For example, under the Funding Agreement, we are required to use commercially reasonable efforts to obtain regulatory approval for and commercialize Attruby, provide the Funding Agreement Purchasers with certain clinical, commercial, regulatory and intellectual property updates and certain financial statements, and provide notices upon the occurrence of certain events. The Royalty Purchase Agreement includes covenants primarily relating to the preservation of the applicable royalty-generating agreements and the Royalty Agreement Purchasers’ rights to receive the purchased royalty payments. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders. If we are unable to comply with applicable obligations, the purchasers under the Royalty Purchase Agreement or the Funding Agreement, as applicable, may be entitled to exercise remedies against their respective collateral securing our obligations, including taking possession of assets under the Funding Agreement, which could have a material adverse effect on our business, financial condition and results of operations.
Under the Funding Agreement, following the Funding Agreement Purchasers’ payment of the Investment Amount to us, the Funding Agreement Purchasers have the right to receive payments (the “Royalty Interest Payments”) equal to 5% of the global net sales of Attruby (“Net Sales”). However, under certain conditions, including conditions relating to sales performance of Attruby by or on behalf of us, the rate of the Royalty Interest Payments may be increased to a maximum rate of 10% in 2027. Such increase(s) could result in additional payments by us to the Funding Agreement Purchasers and may materially impact our liquidity and profitability or otherwise affect our financial condition and operating results. The Funding Agreement Purchasers’ rights to the Royalty Interest Payments and ownership interest in Net Sales will terminate upon the earlier of the Funding Agreement Purchasers’ receipt of (a) Royalty Interest Payments equal to $950.0 million (“Cap Amount”) and (b) a buy-out payment (“Buy-Out Payment”) in an amount determined in accordance with the Funding Agreement but that will not exceed the Cap Amount.
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
We may seek additional capital through any number of available sources, including, but not limited to, public and private equity offerings, debt financings, royalty monetization, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing any such securities and of entering into and maintaining any such strategic partnerships or other arrangements. Because any decision by us to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future financing transactions. To the extent that we raise additional capital through the sale of additional equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses or other rights on unfavorable terms.

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
We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of indebtedness or contingent liabilities;
•the issuance of our equity securities which would result in dilution to our stockholders;
•assimilation of operations, intellectual property, product candidates of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•difficulties in retaining key employees and personnel and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.
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
Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, retain or expand our current levels of personnel, improve our existing product candidates, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•continue the research and development of our existing product candidates and develop or enhance our technological infrastructure;
•pursue acquisitions, in-licenses or other strategic relationships; and
•respond to competitive pressures.

Accordingly, we may need to pursue additional equity, debt or other financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, any additional debt financing secured by us may also subject us to increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions such as capital-raising activities, incurring additional debt, making capital expenditures or declaring dividends, and could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional capital through marketing and distribution arrangements or other collaborations, other royalty monetization, or strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. To meet our liquidity needs, we have previously relied, in part, on borrowed funds, and may do so again in the future. Recent and continued increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
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
As part of our strategy, we expect to form and invest in additional wholly-owned subsidiaries and variable interest entities (“VIEs”). Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to:
•risk of conducting research and development activities in new therapeutic areas or treatment modalities in which we have little to no experience;
•diversion of financial and managerial resources from existing operations;
•our ability to negotiate a proposed acquisition, in-license or investment in a timely manner or at a price or on terms and conditions favorable to us;
•our ability to combine and integrate a potential acquisition into our existing business to fully realize the benefits of such acquisition;
•the impact of regulatory reviews on a proposed acquisition, in-license or investment; and
•the outcome of any legal proceedings that may be instituted with respect to a potential acquisition, in-license or investment.
If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. In the future, we may engage in potential transactions that may divert our time and resources from our ongoing operations. In addition, from time to time we have pursued, and may in the future pursue, research and development programs through our wholly-owned subsidiaries and VIEs that we may ultimately determine not to advance, based on our ongoing assessment of the likelihood of success relative to the costs and risks associated with the program.
Risks Related to Our Common Stock
The market price of our common stock has been and may be highly volatile, and purchasers of our common stock could incur substantial losses.
The market price of our common stock has been and is likely to continue to be volatile. Our stock price has been and may be subject to wide fluctuations in response to a variety of factors, including the following:
•our failure to successfully commercialize Attruby and Beyonttra, or any product candidate that we may develop or for which we acquire commercial rights;
•adverse results or delays in our clinical trials, particularly those of our late-stage product candidates, or preclinical studies;

•inability for us to generate revenues, obtain additional funding, or to service our existing debt obligations, on reasonable terms or at all;
•reports of AEs or other negative results in clinical trials of third parties’ product candidates that target our product candidates’ target indications;
•any delay in filing an IND, BLA or NDA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, BLA or NDA, including any failure to obtain FDA clearance or approval with respect to such regulatory filing or submission;
•the termination of, or any other failure to develop successfully and commercialize our product candidates;
•announcements we make regarding our current product candidates, sales, dispositions or other divestitures of development programs or product candidates, acquisitions of potential new product candidates and companies and/or in-licensing;
•the termination of, or any other failure to maintain our existing license arrangements or enter into new licensing and collaboration agreements;
•failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;
•changes in laws or regulations applicable to future products;
•inability to obtain adequate clinical or commercial supply for our product candidates or the inability to do so at acceptable prices;
•adverse regulatory decisions, including failure to reach agreement with applicable regulatory authorities on the design or scope of our planned clinical trials;
•failure to obtain and maintain regulatory exclusivity for our product candidates;
•regulatory approval or commercialization of new products or other methods of treating our target disease indications by our competitors;
•failure to meet or exceed financial projections we may provide to the public or to the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of our key scientific or management personnel;
•significant lawsuits, including patent or stockholder litigation, against us;
•changes in the market valuations of similar companies;
•sales or potential sales of substantial amounts of our common stock;
•trading volume of our common stock;
•acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine and in Israel and the Gaza Strip;
•general economic and market conditions, including inflationary pressures and stock market volatility; and
•continued increases in interest rates that increase the cost of our existing indebtedness any potential new indebtedness.
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
Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales of a substantial number of shares of our common stock underlying the resale registration statements on Form S-3/ASR filed on July 26, 2023 and November 2, 2023 in the public market by the selling stockholders named in these registration statements, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business. We may also file registration statements in the future that register a substantial number of shares of our common stock where if any additional shares are sold pursuant to these registration statements, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our directors, executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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
Based upon our common stock outstanding as of December 31, 2025, our beneficial stockholders, directors, and executive officers beneficially own 36.7% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.
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
Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified Board of Directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our Board of Directors or stockholders holding at least 25% of our outstanding voting stock;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even if less than a quorum, or by the holders of a majority of the outstanding shares of capital stock then entitled to vote at an election of directors;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our Board of Directors to modify, alter or repeal our amended and restated bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to the following:
•our ability to successfully commercialize Attruby and Beyonttra or any of our product candidates, if approved, and the timing and costs of our commercialization activities;
•our quarterly financial results, including net product revenue from sales of Attruby, license and services and royalty revenue from net sales of Beyonttra or revenue from any of our product candidates, if approved;
•the timing, results and cost of, and level of investment in, our clinical development activities for our current product candidates and any other product candidates we may identify and pursue, which may change from time to time;
•the cost of manufacturing Attruby and Beyonttra and our current product candidates and the related materials or other product candidates that we may identify, which may vary depending on the quantity of production and the terms of agreements with manufacturers;
•our ability to conduct our ongoing and planned clinical trials in accordance with our current plans and to obtain regulatory approval for our current product candidates or other product candidates that we may identify, and the timing and scope of any such approvals we may receive;
•the timing and success or failure of clinical trials for competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•our ability to attract, hire and retain qualified personnel;
•the level of demand for Attruby and Beyonttra and our current product candidates or other product candidates that we may identify, should they receive approval, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies;
•future tax regulation changes that impact effective tax rates;
•the success of our restructuring initiatives;
•the risk/benefit profile, cost and reimbursement policies with respect to Attruby and Beyonttra and our current product candidates or other product candidates that we may identify, if approved, and existing and potential future drugs that compete with our products and product candidates;
•changes in global economic and market conditions, including inflationary pressures, interest rate increases, supply chain shortages, tariffs, and stock market volatility; and
•acts of war, armed conflicts and political or civil unrest, including volatile global economic conditions resulting from the conflicts in Ukraine and Israel and the Gaza Strip.

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
Changes in tax laws or regulations, or changes in interpretations of existing tax laws and regulations, could adversely affect our financial condition and results of operations, possibly with retroactive effect. For example, on July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. Outside of the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”) and other initiatives led by the OECD or the European Commission. With our international operations and potential expansion, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business, and adversely affect our financial condition and results of operations.
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

General Risk Factors
Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of the current administration’s ongoing tariff announcements, could have a material adverse effect on our financial condition or results of operations.
We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, is not yet clear. Moreover, the United States has threatened to impose special tariffs on certain imported pharmaceutical products, which could take effect with minimal public notice. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, third-party logistics providers, third-party collaboration and commercialization partners, and other contractors and consultants may be vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, cybersecurity threats, war, and telecommunication and electrical failures. Like other companies in our industry, we have, from time to time, experienced threats to and security incidents related to our data and systems, including phishing attacks and attacks to the security of the systems of our third-party vendors and service providers. If a material event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials or commercialization information could result in delays in our regulatory approval or commercialization efforts and significantly increase our costs to recover or reproduce the data.
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
The Incident Response Team provides periodic reports to our Data Privacy and Security Committee, as well as our Chief Executive Officer and other members of our senior management, as appropriate. These reports include updates on the Company’s cybersecurity risk management program, assessments of current cybersecurity risks, and status updates for projects designed to enhance our information security systems. Our Data Privacy and Security Committee meets to further discuss such items periodically on a quarterly basis and reports periodically to the Audit Committee of the Board of Directors.
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
ITEM 2. PROPERTIES
As of December 31, 2025, we occupied the following principal physical properties:

Property Description	Location	Square Footage	Owned or Leased	Initial Lease Term End Date	Lease Extension Options
Office space and laboratory facility	Raleigh, NC	21,263	Leased	2026	Five-year option to extend
Office space and laboratory facility	Palo Alto, CA	24,428	Leased	2026	One-year option to extend
Office space	San Francisco, CA	52,604	Leased	2027	Two-year option to extend
Laboratory facility	Montreal, Québec	20,039	Leased	2032	Five-year option to extend
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
Holders
As of February 12, 2026, there were 34 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period commencing on June 27, 2019, the date our common stock began trading on the Nasdaq, and ending on December 31, 2025, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100.00 as of the close of market on June 27, 2019 in each share of our common stock at the initial public offering price of $17.00, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends.
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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among BridgeBio Pharma, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index:
____________________________________________________
*$100.00 invested on June 27, 2019 in shares of our common stock or index, including reinvestment of dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
Sales of Unregistered Securities
During the year ended December 31, 2025, we did not issue or sell any unregistered securities other than as disclosed in Note 9 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Form 10-K.
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, we did not repurchase any Company equity securities other than as disclosed in Note 9 of Part II - Item 8. Financial and Supplementary Data - Notes to Consolidated Financial Statements of this Annual Form 10-K.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
Overview
BridgeBio Pharma, Inc. (“BridgeBio,” the “Company,” or “we”), is a commercial-stage, multi-product biopharmaceutical company organized around a portfolio operating model to discover, develop, and deliver medicines for patients with genetic diseases. We seek to translate advances in genetic science into therapies for patient populations with significant unmet medical needs.
As described in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we currently generate material revenues from one commercial product and have multiple product candidates in late-stage development. Acoramidis received FDA approval on November 22, 2024 as Attruby, and it received approval as Beyonttra from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), and (iii) the United Kingdom Medicines and Healthcare Products Regulatory Agency in the UK in April 2025. In Part I, Item 1. “Business” you can also find a summary of key events in 2024 and 2025 to date related to our commercial product and our late-stage development programs.
Since our inception in 2015, we have focused substantially all of our efforts and financial resources on acquiring and developing product and technology rights, building our intellectual property portfolio and conducting research and development activities for our product candidates and commercial product, and driving commercialization of acoramidis within our wholly-owned subsidiaries and controlled entities, including partially-owned subsidiaries and subsidiaries we consolidate based on our deemed majority control of such entities as determined using either the variable interest entity (“VIE model”), or the voting interest entity (“VOE model”). To support these activities, we and our wholly-owned subsidiary, BridgeBio Services, Inc., (i) identify and secure new programs, (ii) set up new wholly-owned subsidiaries or controlled entities, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including accounting, legal, information technology, administrative, and human resources, as well as workspaces. To date, we have funded our operations with proceeds from the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty monetization, cash proceeds from net product revenue and royalty revenue, and upfront and milestone payments received from licensing arrangements.
We have incurred significant operating losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $732.9 million and $543.3 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby and Beyonttra, and the development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.

On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”), pursuant to an Indenture dated January 21, 2026 (the “2033 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2033 Notes Trustee”), in a private offering to qualified institutional buyers (the “2026 Note Offering”) pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2033 Notes issued in the 2026 Note Offering include $82.5 million aggregate principal amount of the 2033 Notes sold to the initial purchasers of the 2033 Notes (the “2033 Notes Initial Purchasers”) pursuant to the exercise in full of the 2033 Notes Initial Purchasers’ option to purchase additional 2033 Notes. We received net proceeds from the 2026 Note Offering of approximately $619.3 million, after deducting the 2033 Notes Initial Purchasers’ discount and offering costs. We used approximately $82.5 million of the net proceeds from the 2026 Note Offering to pay for the repurchase of 1,081,825 shares of BridgeBio’s common stock. We intend to use the remainder of the net proceeds from the 2026 Note Offering to settle future conversion obligations in respect of or repay at maturity a portion of our 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), on or before the maturity date of the 2027 Notes and for general corporate purposes, which may include working capital, capital expenditures and/or debt repayment.
On June 27, 2025 (the “Closing Date”), we and our subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of our common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became our related party following KKR & Co. Inc.’s acquisition of HCRx.
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
On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to an Indenture dated February 28, 2025 (the “2031 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2031 Notes Trustee”), in a private offering to qualified institutional buyers (the “2025 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2031 Notes issued in the 2025 Note Offering include $75.0 million aggregate principal amount of 2031 Notes sold to the initial purchasers (the “2031 Notes Initial Purchasers”) pursuant to the exercise in full of the 2031 Notes Initial Purchasers’ option to purchase additional 2031 Notes. We received net proceeds from the 2025 Note Offering of approximately $563.0 million, after deducting the 2031 Notes Initial Purchasers’ discount and offering costs. We used approximately $48.3 million of the net proceeds from the 2025 Note Offering to pay for the repurchase of 1,405,411 shares of BridgeBio’s common stock and used a portion of the net proceeds from the 2025 Note Offering to repay all outstanding borrowings under, and terminate, the Financing Agreement, as defined below, and pay any fees related thereto.

On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
On January 17, 2024, we and our subsidiaries, Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together and with any future permitted assignees of a seller party, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent. In connection with the Royalty Purchase Agreement described above, the Funding Agreement was amended on June 27, 2025. All terms and conditions of the Funding Agreement remain substantially unchanged. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.
On January 17, 2024, we entered into a Financing Agreement with each of the guarantors, which was amended on February 12, 2024 (the “Financing Agreement”) and June 20, 2024 (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). On February 28, 2025, we fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million. Refer to Note 9 of our notes to the consolidated financial statement section for additional details regarding this agreement and transaction. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.
In September 2019, Eidos, entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million, and following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as license and services revenue, and in June 2025, Eidos received the $30.0 million regulatory milestone payment. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan.
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
We continuously evaluate our restructuring initiatives to streamline our operations and are committed to a restructuring program designed to drive operational changes, improve efficiencies and achieve cost savings to advance our corporate strategy and development programs. Our restructuring initiatives could include, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings. During the years ended December 31, 2025 and 2024, our restructuring, impairment, and related charges amounted to $21.3 million and $15.6 million, respectively, which consisted primarily of winding down costs, exit and other related costs, and severance and employee-related costs.

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Years Ended December 31,
	2025	2024
	(in thousands)
Total revenues, net	$502,076	$221,902
Total cost of revenues	$20,962	$3,878
Research and development	$451,953	$506,461
Selling, general and administrative	$531,225	$288,931
Restructuring, impairment, and related charges	$21,347	$15,605
Loss from operations	$(523,411)	$(592,973)
Interest income	$19,854	$17,249
Interest expense	$(53,103)	$(90,991)
Noncash interest expense on deferred royalty obligations (1)	$(125,138)	$(8,299)
Gain on deconsolidation of subsidiaries	$—	$178,321
Loss on extinguishments of debt	$(21,155)	$(26,590)
Net loss from equity method investments	$(72,608)	$(31,183)
Other income, net	$43,058	$12,272
Provision for income taxes	$435	$1,153
Net loss	$(732,938)	$(543,347)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$8,007	$7,585
Net loss attributable to common stockholders of BridgeBio	$(724,931)	$(535,762)
(1)Including a related party amount of $(10,944) for the year ended December 31, 2025 (as described in Note 10 to our consolidated financial statements).
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$570,119	$681,101
Marketable securities	17,363	—
Total cash, cash equivalents and marketable securities	$587,482	$681,101
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $587.5 million, compared to cash and cash equivalents of $681.1 million as of December 31, 2024.
Revenues, Net
The following table summarizes our revenues for the following periods:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Net product revenue	$362,368	$2,884	$359,484
License and services revenue	128,322	218,849	(90,527)
Royalty revenue	11,386	169	11,217
Total revenues, net	$502,076	$221,902	$280,174

Total revenues, net increased by $280.2 million for the year ended December 31, 2025, compared to 2024, which consisted of an increase of $359.5 million in net product revenue, a decrease of $90.5 million in license and services revenue, and an increase of $11.2 million in royalty revenue.
Net product revenue for the year ended December 31, 2025 was $362.4 million. This revenue was generated from the commercial sale of Attruby in the U.S. following FDA approval in November 2024.
License and services revenue decreased for the year ended December 31, 2025, compared to 2024, primarily due to recognition of $207.7 million of upfront license fees and services revenue recognized in 2024 under the Bayer License Agreement and KKC License Agreement. License and services revenue in 2025 primarily consisted of $105.0 million recognized for milestone achievements following approval of Beyonttra in the EU and pricing approval of Beyonttra in Japan. The remaining change in license and services revenue is primarily driven by service revenue recognized on the non-refundable upfront payments received in 2024 and from the sale of clinical and commercial product supply to our collaboration partners.
Royalty revenue for the year ended December 31, 2025 was $11.4 million. This revenue primarily relates to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.
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
Operating Costs and Expenses
Cost of Revenues
The following table summarizes our cost of revenues for the following periods:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Cost of goods sold	$15,687	$1,442	$14,245
Cost of license, services, and royalty revenue	5,275	2,436	2,839
Total cost of revenues	$20,962	$3,878	$17,084
Total cost of revenues increased by $17.1 million for the year ended December 31, 2025, compared to 2024, primarily due to an increase of $14.3 million in cost of goods sold and an increase of $2.8 million in cost of license, services, and royalty revenue.
Cost of goods sold for the years ended December 31, 2025 and 2024 consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue. We began incurring cost of goods sold following FDA approval and commercial launch of Attruby in November 2024.
Cost of license, services, and royalty revenue for the years ended December 31, 2025 and 2024, consists mainly of third-party royalties associated with commercial sales of Beyonttra, manufacturing costs relating to product supply of Beyonttra to our collaboration partners, and amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements. We began incurring royalties and manufacturing costs associated with commercial sales of Beyonttra upon its approval in the EU, Japan, and the UK in 2025.

Research and Development Expenses
The following table summarizes our research and development expenses for the following periods:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Research and development	$451,953	$506,461	$(54,508)
Research and development expenses decreased by $54.5 million for the year ended December 31, 2025, compared to 2024. The decrease consisted of a $32.4 million decrease in external costs, a $9.4 million decrease in personnel-related expenses, and a $0.6 million decrease in stock-based compensation expenses, which are collectively primarily driven by decreased R&D activities related to the Attruby and Beyonttra program following regulatory approval and the reprioritization of our R&D programs. In addition, there was a $12.1 million decrease in license fees due to timing of milestones achieved.
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
The following table summarizes our research and development expenses by program incurred for the following periods:

	Years Ended December 31,
	2025	2024
	(in thousands)
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	$116,844	$164,782
Infigratinib for achondroplasia and hypochondroplasia	122,685	91,869
BBP-418 for LGMD2I/R9	56,008	40,220
Encaleret for ADH1	59,955	49,091
Other development programs	22,703	71,732
Other research programs	73,758	88,767
Total	$451,953	$506,461
Selling, General and Administrative Expenses
The following table summarizes our selling, general and administrative expenses for the following periods:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Selling, general and administrative	$531,225	$288,931	$242,294
Selling, general and administrative expenses increased by $242.3 million for the year ended December 31, 2025, compared to 2024. The increase was primarily driven by a $132.9 million increase in external costs and a $88.6 million increase in personnel-related expenses, largely due to activities supporting our commercial launch and ongoing activities of Attruby, as well as a $20.8 million increase in stock-based compensation expenses.

Restructuring, Impairment, and Related Charges
The following table summarizes our restructuring, impairment, and related charges during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Restructuring, impairment, and related charges	$21,347	$15,605	$5,742
As discussed in Note 16 to our consolidated financial statements, we continuously evaluate our restructuring initiatives to streamline our operations and are committed to a restructuring program designed to drive operational changes, improve efficiencies and achieve cost savings to advance our corporate strategy and development programs. Our restructuring initiatives could include, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.
Other Income (Expense), Net
Interest Income
The following table summarizes our interest income during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Interest income	$19,854	$17,249	$2,605
Interest income has historically consisted of interest income earned on our cash, cash equivalents and marketable securities. Generally, increases and decreases in interest income during the years ended December 31, 2025 and 2024 are attributable to changes in the interest-bearing average balances of our cash, cash equivalents, marketable securities, and fluctuations in interest rates.
Interest Expense
The following table summarizes our interest expense during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Interest expense	$(53,103)	$(90,991)	$37,888
Interest expense consists primarily of interest expense incurred under our 2031 Notes issued in February 2025, our 2029 Notes issued in January 2021, and our 2027 Notes issued in March 2020. Refer to Note 9 to our consolidated financial statements.
Our outstanding term loan principal balance under our Amended Financing Agreement was fully repaid on February 28, 2025 upon receipt of proceeds from the 2031 Notes. Refer to the Liquidity and Capital Resources section below and Note 9 to our consolidated financial statements.
Noncash Interest Expense on Deferred Royalty Obligations
The following table summarizes our noncash interest expense on deferred royalty obligations during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Noncash interest expense on deferred royalty obligations	$(125,138)	$(8,299)	$(116,839)

Noncash interest expense consists primarily of interest expense accreted on our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement. Refer to Note 10 to our consolidated financial statements.
Gain on Deconsolidation of Subsidiaries
The following table summarizes our gain on deconsolidation of subsidiaries during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Gain on deconsolidation of subsidiaries	$—	$178,321	$(178,321)
As more fully discussed in Note 6 to our consolidated financial statements, TheRas, Inc. (“Legacy BBOT”), completed a $200.0 million private equity financing with external investors on April 30, 2024. As a result of the private equity financing transaction, we deconsolidated Legacy BBOT on April 30, 2024 and recognized a gain from deconsolidation of $126.3 million for the year ended December 31, 2024.
As more fully discussed in Note 6 to our consolidated financial statements, we deconsolidated GondolaBio, LLC (“GondolaBio”), inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024, and recognized a gain from deconsolidation of $52.0 million for the year ended December 31, 2024.
Loss on Extinguishments of Debt
The following table summarizes our loss on extinguishments of debt during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Loss on extinguishments of debt	$(21,155)	$(26,590)	$5,435
On February 28, 2025, upon receipt of proceeds from the 2031 Notes, we fully repaid the term loan under the Amended Financing Agreement and recognized a loss on extinguishment of debt of $21.2 million on our consolidated statements of operations. On January 17, 2024, upon receipt of proceeds from the Financing Agreement, we fully repaid the term loan under the Amended Loan Agreement and recognized a loss on extinguishment of debt of $26.6 million on our consolidated statements of operations. Refer to Note 9 to our consolidated financial statements.
Net Loss from Equity Method Investments
The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Net loss from equity method investments	$(72,608)	$(31,183)	$(41,425)
Subsequent to the deconsolidation of GondolaBio on August 16, 2024 and Legacy BBOT on April 30, 2024, we account for our investments in GondolaBio and Legacy BBOT (now referred to as “BBOT” as the new combined company as more fully discussed in Note 6 to our consolidated financial statements) using the equity method of accounting. For the year ended December 31, 2025 we recorded net loss from the equity method investments in GondolaBio and BBOT of $35.1 million and $37.5 million, respectively. For the year ended December 31, 2024 we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $8.5 million and $22.7 million, respectively.
Other Income, Net
The following table summarizes our other income, net during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Other income, net	$43,058	$12,272	$30,786

The increase of $30.8 million for the year ended December 31, 2025, compared to 2024, was primarily driven by $19.7 million of other income recorded for the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement, $8.8 million of noncash income from our equity method investments, and a $7.4 million increase in income recognized under the Transition Service Agreements with GondolaBio and BBOT, partially offset by a $5.8 million decrease in net realized gains from our investment in equity securities.
Provision for Income Taxes
The following table summarizes our provision for income taxes during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Provision for income taxes	$435	$1,153	$(718)
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
Current tax law in the U.S. imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). The Company has elected the period cost method for its accounting for GILTI.
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the Internal Revenue Code of 1986, as amended, to eliminate current-year deductibility of research and experimentation (“R&E”) expenditures and software development costs (collectively, “R&E expenditures”) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the U.S.). The Company generated a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2024 which was fully offset by a valuation allowance. On July 4, 2025, the current administration signed the One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions such as permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. Following the enactment of the OBBBA, we are no longer capitalizing domestic research and experimental expenditures as of December 31, 2025. Due to our valuation allowance on deferred tax assets, this tax law change did not result in a material impact to our consolidated financial statements.
As of December 31, 2025, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.7 billion and $462.2 million, respectively.
The federal net operating losses generated prior to 2018 amounting to $10.8 million will begin to expire in 2036, losses generated after 2018 amounting to $1.6 billion will carry over indefinitely and will be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036. We also have foreign net operating loss carryforwards of $543.0 million available to reduce future taxable income, if any, which will begin to expire in 2030.
As of December 31, 2025, we have federal research and development and orphan drug credit carryforwards of approximately $141.3 million, which will expire beginning in 2038 if not utilized.
As of December 31, 2025, we have California and other state research and development tax credit carryforwards of $37.4 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax losses and credits carried forward.
The valuation allowance increased by $240.7 million, $55.2 million and $138.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$8,007	$7,585	$422
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests on our consolidated statements of operations consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our consolidated entities and are the result of ownership percentage changes. Refer to Note 5 to our consolidated financial statements.
Liquidity and Capital Resources
We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty monetization, cash proceeds from net product revenue and royalties, and upfront and milestone payments received from licensing arrangements. As of December 31, 2025, we have cash, cash equivalents, and marketable securities of $587.5 million, including funds held by our wholly-owned subsidiaries and controlled entities. As of December 31, 2025, we have outstanding debt of $1.9 billion and deferred royalty obligations of $866.3 million, both of which are net of amortization of debt discount and issuance costs.
Since inception, we have incurred significant operating losses. For the years December 31, 2025 and 2024, we incurred net losses of $732.9 million and $543.3 million, respectively. We incurred net cash outflow from operations of $445.9 million and $520.7 million for the same periods, respectively. We had an accumulated deficit as of December 31, 2025 and 2024 of $3.8 billion and $3.1 billion, respectively. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we may not be able to generate significant revenues from product sales of any of our product candidates, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate net product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain late-stage clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2033 Notes (refer to Note 19 to our consolidated financial statements), 2031 Notes, 2029 Notes, and 2027 Notes (refer to Note 9 to our consolidated financial statements), our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement (refer to Note 10 to our consolidated financial statements), obligations under our real estate leases (refer to Note 13 to our consolidated financial statements), accounts payable, accrued liabilities and the remaining liabilities under our restructuring initiative (refer to Note 16 to our consolidated financial statements).
We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (refer to Note 8 to our consolidated financial statements).
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
We expect our cash, cash equivalents and marketable securities will fund our operations for at least the next 12 months from the date of filing of this Annual Report on Form 10-K based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of commercialization of our product candidates we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.
In addition, we are closely monitoring ongoing developments in connection with economic conditions, inflationary pressures, evolving regulatory and policy landscapes, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of commercialization of our product candidates which may negatively impact our financial and operating results. We will continue to assess our operating costs and expenses and our cash and cash equivalents and marketable securities and, if circumstances warrant, we will make appropriate adjustments to our operating plan.
Sources of Liquidity
Revenue from Attruby Sales
We currently generate material revenues from one commercial product, Attruby, which received FDA approval on November 22, 2024, for the treatment of transthyretin amyloidosis. Product sales of Attruby represent an important source of our liquidity and cash inflows beginning in 2025. As commercialization efforts continue to expand and market adoption increases, we expect product sales of Attruby to provide a growing and recurring source of operating cash flow to support our commercial activities and research and development.

Revenue from licensing and collaboration agreements
On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into the Bayer License Agreement with Bayer to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties received an upfront payment of $135.0 million in May 2024 and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved and recognized as license and services revenue in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
On February 7, 2024, our subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive development and sales milestone payments up to $81.4 million. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
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
Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), we and Eidos entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of our common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became our related party following KKR & Co. Inc.’s acquisition of HCRx.
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
Refer to Note 10 to our consolidated financial statements for other details.
Funding Agreement
On January 17, 2024, we and Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”) entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together and with any future permitted assignees of a seller party, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent.
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
Refer to Note 10 to our consolidated financial statements for other details.
Debt
As of December 31, 2025, we have borrowings under the 2031 Notes, the 2029 Notes, and the 2027 Notes, which are discussed below.

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
Refer to Note 9 to our consolidated financial statements for other details, including our future minimum payments under the 2031 Notes.
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
Refer to Note 9 to our consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.
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
Refer to Note 9 to our consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.

As of December 31, 2025, the 2029 Notes were not convertible. The holders of the 2027 Notes and 2031 Notes, however, have the right to convert their notes during the period from January 1, 2026 through March 31, 2026 because an early conversion condition relating to the price of BridgeBio’s common stock, as discussed above, was met, which resulted in the 2027 Notes and 2031 Notes becoming convertible for a limited period beginning January 1, 2026. Notwithstanding the satisfaction of this conversion condition, the 2027 Notes and 2031 Notes were classified as noncurrent liabilities as of December 31, 2025 because the Company has the ability to settle any conversions in shares of BridgeBio’s common stock, as permitted under the terms of the 2027 Notes Indenture and 2031 Notes Indenture, respectively.
Subsequent Event - 2033 Notes, net
On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”) pursuant to an Indenture dated January 21, 2026 (the “2033 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2033 Notes Trustee”), in a private offering to qualified institutional buyers (the “2026 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2033 Notes issued in the 2026 Note Offering include $82.5 million aggregate principal amount of 2033 Notes sold to the initial purchasers (the “2033 Notes Initial Purchasers”) pursuant to the exercise in full of the 2033 Notes Initial Purchasers’ option to purchase additional 2033 Notes. We received net proceeds from the 2026 Note Offering of approximately $619.3 million, after deducting the 2033 Notes Initial Purchasers’ discount and offering costs. We used approximately $82.5 million of the net proceeds from the 2026 Note Offering to pay for the repurchase of 1,081,825 shares of our common stock and intend to use the remaining net proceeds from the 2026 Note Offering to settle future conversion obligations in respect of or repay at maturity a portion of our 2027 Notes, on or before the maturity date of the 2027 Notes and for general corporate purposes, which may include working capital, capital expenditures and/or debt repayment.
Refer to Note 19 to our consolidated financial statements for further details.
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
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. During the year ended December 31, 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. During the year ended December 31, 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. During the year ended December 31, 2025, there were no shares issued under the ATM Agreement. As of December 31, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.

Cash Flows
The following table summarizes our cash flows during the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(445,910)	$(520,726)	$74,816
Net cash provided by (used in) investing activities	(24,487)	60,781	(85,268)
Net cash provided by financing activities	359,293	748,457	(389,164)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(111,104)	$288,512	$(399,616)
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $445.9 million for the year ended December 31, 2025 and consisted of our net loss of $732.9 million, adjustments for noncash items totaling $338.1 million, and net cash outflow of $51.1 million related to changes in operating assets and liabilities. The adjustments for noncash items totaling $338.1 million primarily included $133.0 million in stock-based compensation expense, $125.1 million in noncash interest expense on deferred royalty obligations, $72.6 million in net loss from equity method investments, $21.2 million in loss on extinguishments of debt from the repayment of the term loan under the Amended Financing Agreement, $6.0 million in amortization of debt discount and issuance costs, and $5.4 million in depreciation and amortization; partially offset by $19.7 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement (as described in Note 10 of our consolidated financial statements) and $8.8 million in noncash income from our equity method investments. The net cash outflow of $51.1 million related to changes in operating assets and liabilities was attributed mainly to an increase of $134.7 million in accounts receivable, net primarily related to receivables for net product revenues, an increase of $25.3 million in inventories due to a continuing build-up of Attruby inventory following its commercialization in November 2024, an increase of $8.8 million in prepaid expenses and other current assets primarily due to timing of payments and fluctuations in our operations, and a decrease of $11.4 million in deferred revenue primarily related to the Bayer License Agreement and KKC License Agreement; partially offset by an increase of $26.6 million in accounts payable, an increase of $23.0 million in accrued compensation and benefits, and an increase of $77.8 million in other liabilities, which are collectively primarily due to timing of payments.
Net cash used in operating activities was $520.7 million for the year ended December 31, 2024 and consisted primarily of our net loss of $543.3 million, adjustments for noncash items totaling $9.4 million, and net cash inflow of $32.0 million related to changes in operating assets and liabilities. The adjustments for noncash items totaling $9.4 million primarily included a gain of $178.3 million from the deconsolidation of subsidiaries, and a net gain of $8.1 million from investment in equity securities; partially offset by $95.8 million in stock-based compensation expense, $31.2 million net loss from equity method investments, $26.6 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Loan Agreement, $8.3 million in noncash interest expense on deferred royalty obligations, $7.5 million in accretion of debt, and $6.1 million in depreciation and amortization. The $32.0 million net cash inflow related to changes in operating assets and liabilities was attributed mainly to an increase in deferred revenue of $21.9 million primarily related to the Bayer License Agreement and KKC License Agreement, an increase of $17.0 million in accrued compensation and benefits, and an increase of $8.7 million in accrued research and development liabilities; partially offset by an increase in prepaid expenses and other current assets of $13.9 million, which were collectively primarily due to timing of payments.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $24.5 million for the year ended December 31, 2025, attributable primarily to purchases of marketable securities of $28.2 million and the aggregate payments made for intangible assets of $8.5 million; partially offset by maturities of marketable securities of $11.0 million and a special cash dividend from an investment in equity securities of $2.3 million.
Net cash provided by investing activities was $60.8 million for the year ended December 31, 2024, attributable primarily to $95.0 million in proceeds from the maturities of marketable securities, $63.2 million in proceeds from the sale of investments in equity securities, and $25.7 million in special cash dividends received from an investment in equity securities; partially offset by purchases of marketable securities of $93.8 million, purchases of investments in equity securities of $20.3 million and $8.0 million in payments made for intangible assets.

Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $359.3 million for the year ended December 31, 2025 and consisted primarily of $575.0 million in proceeds from the issuance of the 2031 Notes, $300.0 million in gross cash proceeds from the royalty obligation under the Royalty Purchase Agreement, and $19.9 million in proceeds from stock option exercises and employee stock purchase plan purchases (net of repurchases); partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, $12.0 million payment of issuance costs and discounts associated with the 2031 Notes, $15.5 million repayments of deferred royalty obligations, and $3.0 million payment of issuance costs associated with the royalty obligation under the Royalty Purchase Agreement.
Net cash provided by financing activities was $748.5 million for the year ended December 31, 2024 and consisted primarily of $500.0 million in proceeds from the royalty obligation under the Funding Agreement, $450.0 million in proceeds from the term loan under the Amended Financing Agreement, and $314.7 million in net proceeds from the issuance of common stock through public offerings, which includes $276.6 million in net proceeds through the 2024 Follow-on offering and $38.1 million in net proceeds through the ATM offering. These increases were partially offset by the $473.4 million repayment of the term loan under the Amended Loan Agreement, $27.5 million in issuance costs and discount associated with the Funding Agreement, and $16.0 million in issuance costs and discounts associated with the Amended Financing Agreement.
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
•License fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. We determine the license to be distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the upfront license fees. We evaluate the measure of progress for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or other current liabilities (if the amount is payable to a third party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.
The following are the components of variable consideration related to net product revenue:
•Chargebacks: Chargebacks result from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Our customers charge us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our customers during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included as an offset against our “Accounts receivable, net” balance on our consolidated balance sheets.
•Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customers for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our “Accounts receivable, net” balance on our consolidated balance sheets.
•Distribution fees: We receive and pay for various distribution services provided by our customers. These fees are generally accounted for as a reduction of product revenue in the same period the related revenue is recognized, and the establishment of a reserve is offset against our “Accounts receivable, net” balance on our consolidated balance sheets. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.
•Government rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid programs in the U.S. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicare and Medicaid benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. Our estimates for the expected utilization of rebates are based on historical dispense data received from our customers and invoices received. We monitor sales trends and adjust the allowance on a quarterly basis to reflect the most recent rebate experience. Our reserve for these rebates is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the liability that is included in “Other current liabilities” on our consolidated balance sheets.
•Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as product revenue. The estimate is recorded as a reduction of product revenue in the same period that the related revenue is recognized and also results in the establishment of a liability which is included in “Other current liabilities” on our consolidated balance sheets.

•Product returns: Consistent with industry practice, we offer our customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. In estimating for product returns, we consider historical product returns, the underlying product demand, and industry specific data. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in “Other current liabilities” on our consolidated balance sheets in the period the related product revenue is recognized.
Accrued Research and Development Liabilities
We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in “Accrued research and development liabilities” on the consolidated balance sheets and within “Research and development expenses” on the consolidated statements of operations. These costs are a significant component of our research and development expenses.
Examples of estimated research and development expenses that we accrue include:
•fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;
•fees paid to investigative sites in connection with clinical trials;
•fees paid to CMOs in connection with the production of product and clinical trial materials; and
•professional service fees for consulting and related services.
We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid expenses.
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
Deferred Royalty Obligations, net
We treat the debt obligations to the Royalty Agreement Purchasers and Funding Agreement Purchasers as defined and discussed further in Note 10 as deferred royalty obligations, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future net sales over the life of the related arrangements. In connection therewith, we periodically assess our expected net sales using internal projections, impute interest on the carrying value of the deferred royalty obligations, and record interest expense using the imputed effective interest rate. To the extent our estimates of future net sales are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligations. The assumptions used in determining the expected repayment terms of the deferred royalty obligations and amortization period of the debt discount and issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncement” to our consolidated financial statements appearing under Part II, Item 8 for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2025, we held cash, cash equivalents and marketable securities of $587.5 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested in U.S. treasury bills and agency discount notes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.
As of December 31, 2025, our 2031 Notes, 2029 Notes, and 2027 Notes had principal balances of $575.0 million, $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	149
Consolidated Balance Sheets as of December 31, 2025 and 2024	151
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	152
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023	153
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit for the years ended December 31, 2025, 2024 and 2023	154
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	155
Notes to Consolidated Financial Statements	157

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BridgeBio Pharma, Inc. and its subsidiaries and controlled entities (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, redeemable convertible noncontrolling interests and stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
•We evaluated the design and tested the operating effectiveness of controls over the Company’s research and development expense accrual process, including controls over the estimation of activities completed to date.
•We evaluated publicly available information (e.g., the Company’s website, news articles, press releases, and investor presentations) and board of directors’ materials, and corroborated this information gathered with Company personnel responsible for overseeing the clinical trial activities regarding the status of such activities. We then compared this information to the judgments applied in management’s estimate of the recorded expenses and corresponding accrual and prepaid balances.
•We evaluated management’s ability to accurately estimate accrual of these third-party research and development costs by performing a lookback analysis over a sample of prior year accrual and prepaid balances, comparing invoices received subsequent to the prior year end to management’s historical estimates recorded in the financial statements.
•For a sample of contracts, we evaluated the third-party research and development expenses and the corresponding accrued and prepaid expense balances by:
•Inspecting related agreements, including (but not limited to) master service agreements, change orders, statements of work, and amendments, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.
•Selecting specific amounts recognized as research and development expense and testing accuracy and completeness by obtaining invoices, contracts and other underlying support.
•Sending written confirmations directly to CROs or CMOs to confirm completeness of agreements as well as payments received, invoices billed and yet to be billed, and costs incurred to date and inspecting correspondence received directly from them, including status reports, and comparing such information to the amounts used in the Company’s estimates.
•Agreeing other third-party information to the inputs used in the Company’s analysis and recalculating the Company’s estimated expense, accrual, and prepaid balances.
•Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2025, to the vendor confirmations received by management after year-end to evaluate the Company’s ability to estimate the accrual.
/s/ Deloitte & Touche LLP
San Francisco, California
February 24, 2026
We have served as the Company’s auditor since 2018.

BRIDGEBIO PHARMA, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$570,119	$681,101
Marketable securities	17,363	—
Accounts receivable, net	139,444	4,722
Inventories	26,753	—
Prepaid expenses and other current assets	44,070	34,869
Total current assets	797,749	720,692
Equity method investments	79,972	143,747
Property and equipment, net	5,366	7,011
Operating lease right-of-use assets	8,149	5,767
Intangible assets, net	28,077	23,926
Other assets	16,712	18,195
Total assets	$936,025	$919,338
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,228	$9,618
Accrued compensation and benefits	76,703	58,329
Accrued research and development liabilities	41,436	34,272
Operating lease liabilities, current portion	6,192	4,506
Deferred revenue, current portion	7,190	14,604
Other current liabilities (1)	120,222	33,071
Total current liabilities	287,971	154,400
2031 Notes, net	564,565	—
2029 Notes, net	740,890	738,872
2027 Notes, net	547,015	545,173
Term loan, net	—	437,337
Deferred royalty obligations, net (2)	855,030	479,091
Operating lease liabilities, net of current portion	3,811	4,696
Deferred revenue, net of current portion	13,080	17,095
Other long-term liabilities	244	286
Total liabilities	3,012,606	2,376,950
Commitments and contingencies (Note 8)
Redeemable convertible noncontrolling interests	(570)	142
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 202,369,129 shares issued and 194,771,957 shares outstanding as of December 31, 2025, 196,236,234 shares issued and 190,044,473 shares outstanding as of December 31, 2024	202	196
Treasury stock, at cost; 7,597,172 shares as of December 31, 2025; 6,191,761 shares as of December 31, 2024	(323,276)	(275,000)
Additional paid-in capital	2,057,646	1,903,155
Accumulated other comprehensive income	12	8
Accumulated deficit	(3,821,194)	(3,096,263)
Total BridgeBio stockholders’ deficit	(2,086,610)	(1,467,904)
Noncontrolling interests	10,599	10,150
Total stockholders’ deficit	(2,076,011)	(1,457,754)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$936,025	$919,338
(1)Including a related party amount of $2,003 as of December 31, 2025 (as described in Note 10).
(2)Including a related party amount of $204,650 as of December 31, 2025 (as described in Note 10).
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Net product revenue	$362,368	$2,884	$—
License and services revenue	128,322	218,849	9,303
Royalty revenue	11,386	169	—
Total revenues, net	502,076	221,902	9,303
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	15,687	1,442	—
Cost of license, services, and royalty revenue	5,275	2,436	2,446
Total cost of revenues	20,962	3,878	2,446
Research and development	451,953	506,461	455,711
Selling, general and administrative	531,225	288,931	150,590
Restructuring, impairment, and related charges	21,347	15,605	7,926
Total operating costs and expenses	1,025,487	814,875	616,673
Loss from operations	(523,411)	(592,973)	(607,370)
Other income (expense), net:
Interest income	19,854	17,249	18,038
Interest expense	(53,103)	(90,991)	(81,289)
Noncash interest expense on deferred royalty obligations (1)	(125,138)	(8,299)	—
Gain on deconsolidation of subsidiaries	—	178,321	—
Loss on extinguishments of debt	(21,155)	(26,590)	—
Net loss from equity method investments	(72,608)	(31,183)	—
Other income, net	43,058	12,272	17,370
Total other income (expense), net	(209,092)	50,779	(45,881)
Loss before income taxes	(732,503)	(542,194)	(653,251)
Provision for income taxes	435	1,153	—
Net loss	(732,938)	(543,347)	(653,251)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	8,007	7,585	10,049
Net loss attributable to common stockholders of BridgeBio	$(724,931)	$(535,762)	$(643,202)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(3.78)	$(2.88)	$(3.95)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	191,527,482	186,075,873	162,791,511
(1)Including a related party amount of $(10,944) for the year ended December 31, 2025 (as described in Note 10).
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net loss	$(732,938)	$(543,347)	$(653,251)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	4	(23)	359
Comprehensive loss	(732,934)	(543,370)	(652,892)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	8,007	7,585	10,049
Comprehensive loss attributable to common stockholders of BridgeBio	$(724,927)	$(535,785)	$(642,843)
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(in thousands, except share amounts)

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2022	$(1,589)	150,625,572	$157	6,191,761	$(275,000)	$938,703	$(328)	$(1,918,149)	$(1,254,617)	$11,282	$(1,243,335)
Issuance of shares under equity compensation plans	—	4,193,444	4	—	—	6,004	—	—	6,008	—	6,008
Issuance of common stock under employee stock purchase plan (ESPP)	—	339,979	—	—	—	3,398	—	—	3,398	—	3,398
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(301,984)	—	—	—	(6,880)	—	—	(6,880)	—	(6,880)
Stock-based compensation	—	—	—	—	—	98,601	—	—	98,601	—	98,601
Issuance of common stock under public offerings, net	—	20,225,940	20	—	—	449,790	—	—	449,810	—	449,810
Issuance (repurchase) of noncontrolling interests	1,500	—	—	—	—	—	—	—	—	(2,006)	(2,006)
Transfers from (to) noncontrolling interests	4,851	—	—	—	—	(10,534)	—	(238)	(10,772)	5,921	(4,851)
Deconsolidation of a subsidiary	899	—	—	—	—	1,950	—	850	2,800	1,151	3,951
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	359	—	359	—	359
Net loss	(5,183)	—	—	—	—	—	—	(642,964)	(642,964)	(5,104)	(648,068)
Balances as of December 31, 2023	478	175,082,951	181	6,191,761	(275,000)	1,481,032	31	(2,560,501)	(1,354,257)	11,244	(1,343,013)
Issuance of shares under equity compensation plans	—	4,044,996	4	—	—	3,652	—	—	3,656	—	3,656
Issuance of common stock under ESPP	—	194,138	—	—	—	4,502	—	—	4,502	—	4,502
Repurchase of RSU shares to satisfy tax withholding	—	(253,396)	—	—	—	(7,526)	—	—	(7,526)	—	(7,526)
Stock-based compensation	—	—	—	—	—	111,997	—	—	111,997	—	111,997
Issuance of common stock under public offerings, net	—	10,975,784	11	—	—	314,730	—	—	314,741	—	314,741
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	200	200
Transfers from (to) noncontrolling interests	4,012	—	—	—	—	(5,819)	—	—	(5,819)	1,807	(4,012)
Deconsolidation of subsidiaries	—	—	—	—	—	587	—	178,321	178,908	136	179,044
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Net loss	(4,348)	—	—	—	—	—	—	(714,083)	(714,083)	(3,237)	(717,320)
Balances as of December 31, 2024	142	190,044,473	196	6,191,761	(275,000)	1,903,155	8	(3,096,263)	(1,467,904)	10,150	(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	6,146,003	6	—	—	27,729	—	—	27,735	—	27,735
Issuance of common stock under ESPP	—	261,422	—	—	—	6,414	—	—	6,414	—	6,414
Repurchase of RSU shares to satisfy tax withholding	—	(274,530)	—	—	—	(14,226)	—	—	(14,226)	—	(14,226)
Stock-based compensation	—	—	—	—	—	140,168	—	—	140,168	—	140,168
Issuance of noncontrolling interests	2,150	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	3,380	—	—	—	—	(5,594)	—	—	(5,594)	2,214	(3,380)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	4	—	4	—	4
Net loss	(6,242)	—	—	—	—	—	—	(724,931)	(724,931)	(1,765)	(726,696)
Balances as of December 31, 2025	$(570)	194,771,957	$202	7,597,172	$(323,276)	$2,057,646	$12	$(3,821,194)	$(2,086,610)	$10,599	$(2,076,011)
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(732,938)	$(543,347)	$(653,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	133,024	95,800	108,710
Loss on extinguishments of debt	21,155	26,590	—
Noncash interest expense on deferred royalty obligations (1)	125,138	8,299	—
Amortization of debt discount and issuance costs	5,967	7,464	8,907
Depreciation and amortization	5,434	6,075	6,494
Noncash lease expense	4,902	4,110	4,032
Net loss from equity method investments	72,608	31,183	—
Change in fair value of the embedded derivative associated with the deferred royalty obligation	(19,652)	(1,550)	—
Noncash income from equity method investments	(8,833)	—	—
(Gain) loss on deconsolidation of subsidiaries	—	(178,321)	1,241
Gain from investment in equity securities, net	—	(8,136)	(18,314)
Accrual of payment-in-kind interest on term loan	—	—	10,207
Other noncash adjustments, net	(1,651)	(935)	(803)
Changes in operating assets and liabilities:
Accounts receivable, net	(134,722)	(2,971)	15,328
Inventories	(25,307)	—	—
Prepaid expenses and other current assets	(8,777)	(13,918)	(2,702)
Other assets	1,113	1,542	(1,546)
Accounts payable	26,609	1,512	2,780
Accrued compensation and benefits	23,022	16,986	7,802
Accrued research and development liabilities	7,163	8,729	(9,855)
Operating lease liabilities	(6,547)	(5,902)	(4,829)
Deferred revenue	(11,428)	21,875	(5,438)
Other liabilities (2)	77,810	4,189	3,517
Net cash used in operating activities	(445,910)	(520,726)	(527,720)
Investing activities:
Purchases of marketable securities	(28,197)	(93,811)	(29,726)
Maturities of marketable securities	11,000	95,000	82,550
Purchases of investments in equity securities	—	(20,271)	(107,538)
Proceeds from sales of investments in equity securities	—	63,229	110,556
Proceeds from special cash dividends received from an investment in equity securities	2,302	25,682	—
Payment for intangible assets	(8,495)	(7,975)	—
Purchases of property and equipment	(1,097)	(933)	(1,306)
Decrease in cash and cash equivalents resulting from deconsolidation of subsidiaries	—	(140)	(503)
Net cash provided by (used in) investing activities	(24,487)	60,781	54,033
Financing activities:
Proceeds from issuance of 2031 Notes	575,000	—	—
Issuance costs and discounts associated with 2031 Notes	(12,034)	—	—
Repurchase of common stock	(48,276)	—	—
Proceeds from a royalty obligation under the Royalty Purchase Agreement	300,000	—	—
Issuance costs associated with a royalty obligation under the Royalty Purchase Agreement	(3,010)	—	—
Proceeds from royalty obligation under Funding Agreement	—	500,000	—
Issuance costs and discounts associated with royalty obligation under Funding Agreement	—	(27,513)	—
Proceeds from term loan under the Amended Financing Agreement	—	450,000	—
Issuance costs and discounts associated with term loan under the Amended Financing Agreement	—	(15,986)	—
Repayment of term loans	(459,000)	(473,417)	—
Repayments of deferred royalty obligations (3)	(15,460)	—	—
Proceeds from issuance of common stock through public offerings, net	—	314,741	449,810
Proceeds from common stock issuances under ESPP	6,414	4,502	3,398
Proceeds from stock option exercises, net of repurchases	27,735	3,656	6,008
Transactions with noncontrolling interests	2,150	—	(801)
Repurchase of RSU shares to satisfy tax withholding	(14,226)	(7,526)	(6,880)
Net cash provided by financing activities	359,293	748,457	451,535
Net increase (decrease) in cash, cash equivalents, and restricted cash	(111,104)	288,512	(22,152)
Cash, cash equivalents, and restricted cash at beginning of year	683,244	394,732	416,884
Cash, cash equivalents, and restricted cash at end of year	$572,140	$683,244	$394,732
(1)Including a related party amount of $10,944 for the year ended December 31, 2025 (as described in Note 10).
(2)Including a related party amount of $2,003 for the year ended December 31, 2025 (as described in Note 10).
(3)Including a related party amount of $(2,295) for the year ended December 31, 2025 (as described in Note 10).
\
The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,670	$91,342	$61,108
Cash paid for income taxes	$1,198	$—	$—
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid property and equipment	$43	$279	$100
Transfers to noncontrolling interests	$(5,594)	$(5,819)	$(10,534)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$570,119	$681,101	$375,935
Restricted cash — Included in “Prepaid expenses and other current assets”	550	126	16,653
Restricted cash — Included in “Other assets”	1,471	2,017	2,144
Total cash, cash equivalents and restricted cash at end of years shown on the consolidated statements of cash flows	$572,140	$683,244	$394,732

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements

1.        Organization and Description of Business
BridgeBio Pharma, Inc. (“BridgeBio,” the “Company,” or “we”), is a commercial-stage, multi-product biopharmaceutical company organized around a portfolio operating model to discover, develop, and deliver medicines for patients with genetic diseases. We seek to translate advances in genetic science into therapies for patient populations with significant unmet medical needs. BridgeBio was founded in 2015, and its team of experienced drug discoverers, developers and innovators are committed to applying advances in genetic medicine to help patients as quickly as possible. On November 22, 2024, the Company received approval from the United States Food and Drug Administration (“FDA”) for AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the U.S. On February 10, 2025, the European Commission (“EC”) approved BeyonttraTM (acoramidis) for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM) in the EU. On March 27, 2025, the Japanese Ministry of Health, Labour and Welfare approved Beyonttra for the treatment of ATTR-CM in Japan, and on May 21, 2025, the National Health Insurance in Japan approved the pricing of Beyonttra. In April 2025, the United Kingdom Medicines and Healthcare Products Regulatory Agency approved Beyonttra for the treatment of ATTR-CM in the UK in April 2025. In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9) in our late-stage development pipeline.
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
2.        Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of BridgeBio and its wholly-owned subsidiaries and controlled entities, substantially all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation. For consolidated entities where we own or are exposed to less than 100% of the economics, we record “Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests” on our consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
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
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. Certain reclassifications have been made to prior period amounts to conform to current period presentations. The results of operations for the years ended December 31, 2025, 2024 and 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.
Variable Interest Entities and Voting Interest Entities
BridgeBio consolidates those entities in which it has a direct or indirect controlling financial interest based on either the VIE model or the VOE model.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
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
Equity Method and Other Equity Investments
We use the equity method to account for any of our investments under the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323 Investments - Equity Method and Joint Ventures (“ASC 323”), where we may not be the primary beneficiary, but may still exercise significant influence over the financial and operating policies of the investee. Our consolidated net loss includes our Company’s proportionate share of the net income or loss from equity method investment and amortization of any in-process research and development asset (“IPR&D asset”). Our judgment regarding the level of influence over each equity method investee includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions, and other material transactions.
We measure the fair value of our investment in equity securities at each reporting period in accordance with ASC 321, Investments - Equity Securities (“ASC 321”). Changes in fair value resulting from observable price changes are included in “Other income (expense), net” on our consolidated statements of operations. Upon sale of an equity security, any realized gain or loss is recognized in our consolidated statements of operations. We generally classify our investment in equity securities as a noncurrent asset, unless we intend to liquidate these investments to fund current operations, in which case we would classify these investments as a current asset.
Refer to Note 6 for further discussions on our equity method investments and other equity security investment.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of December 31, 2025 and 2024.
During the year ended December 31, 2025, our revenues were generated primarily from product sales to customers and from license and collaboration agreements with strategic partners. During the years ended December 31, 2024 and 2023, our revenues were generated primarily from license and collaboration agreements with strategic partners.
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Years Ended December 31,
	2025	2024	2023
Bayer (as described in Note 11)	14.4%	59.3%	*
Kyowa Kirin Co., Ltd (as described in Note 11)	*	34.3%	*
Bristol-Myers Squibb Company (as described in Note 11)	*	*	80.6%
LianBio (as described in Note 6)	*	*	14.5%
Customer A	18.5%	*	*
Customer B	19.8%	*	*
Customer C	14.5%	*	*
Customer D	14.5%	*	*
Customer E	11.1%	*	*
*Represents less than 10% and/or not a customer in the applicable period.
We are subject to credit risk from our accounts receivable which primarily consist of amounts due from product sales to customers and from license and collaboration agreements with strategic partners. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of December 31, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 27.0%, 20.3%, 19.1%, 15.0% and 14.9%. As of December 31, 2024, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 17.3%, 17.3%, 16.9%, 12.0% and 11.9%.
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
We are dependent on third-party contract manufacturing organizations (“CMOs”) to supply Attruby and Beyonttra and for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to the sale of our commercial product and the research and development of our other clinical product candidates. For certain clinical product candidates, we rely on a single source manufacturer. The sale of our commercial product and development of our other clinical product candidates could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to:
•revenue recognition for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of the variable consideration and determining and allocating the transaction price to performance obligations,
•accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•accruals for performance-based milestone compensation arrangements,
•the expected recoverability and estimated useful lives of our long-lived assets,
•additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges,
•inventory valuation and related reserves, and
•allowance for credit losses.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds, U.S. treasury bills, agency discount notes, and securities issued by the U.S. government or its agencies.
Our marketable securities consist of high investment grade fixed income securities invested in U.S. treasury bills and agency discount notes. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net” on our consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Our cash, cash equivalents, marketable securities, and restricted cash are exposed to credit risk in the event of default by the third parties that hold or issue such assets. Our cash, cash equivalents, marketable securities, and restricted cash are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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
Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs that do not improve or extend the life of the assets are expensed when incurred. Upon sale or retirement of assets, the cost and accumulated depreciation is removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
The estimated useful lives of our property and equipment are as follows:

Furniture and office equipment	3 - 5 years
Laboratory and machinery equipment	5 - 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life of the related asset
Depreciation expense of property and equipment was $2.5 million, $3.7 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Leases
Our lease portfolio includes leases for our corporate headquarters, office spaces, and laboratory facilities. We determine if an arrangement is a lease at the inception of the contract. The asset component of our operating leases is recorded as “Operating lease right-of-use assets”, and the liability component is recorded as “Operating lease liabilities, current portion” and “Operating lease liabilities, net of current portion” on our consolidated balance sheets. The asset component of our finance leases is included in “Property and equipment, net”, and current and noncurrent finance lease liabilities are presented as part of “Other current liabilities” and “Other long-term liabilities”, respectively, on our consolidated balance sheets. Assets under finance leases are depreciated in a manner similar to other property and equipment.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use an incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Right-of-use assets are adjusted for lease incentive amounts expected to be received. On the lease commencement date, we estimate and include in our lease payments any lease incentive amounts based on future events when (1) the events are within our control and (2) the event triggering the right to receive the incentive is deemed reasonably certain to occur. If the lease incentive received is greater or less than the amount recognized at lease commencement, we recognize the difference as an adjustment to right-of-use asset and/or lease liability, as applicable.
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
Other Current Liabilities
Other current liabilities presented on the consolidated balance sheets consisted of the following balances:

	December 31, 2025	December 31, 2024

	(in thousands)
Accrued rebates and other related costs	$45,909	$210
Accrued commercial	35,773	11,267
Accrued interest	14,411	11,056
Deferred royalty obligations, current portion (1)	11,221	144
Accrued professional services	3,665	3,673
Milestone-based liabilities	—	1,595
Other accrued liabilities	9,243	5,126
Total other current liabilities	$120,222	$33,071
(1)Including a related party amount of $2,003 as of December 31, 2025 (as described in Note 10).
Segments
We are a single operating and reportable segment, which is in the business of identifying, advancing and commercializing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products, clinical and manufacturing processes, types of customers, distribution methods, and regulatory environments. We are managed in the aggregate as one business segment by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
The following table summarizes our segment information for significant operating expenses:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Revenues:
Net product revenue	$362,368	$2,884	$—
License and services revenue	128,322	218,849	9,303
Royalty revenue	11,386	169	—
Total revenues, net	502,076	221,902	9,303
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	15,687	1,442	—
Cost of license, services, and royalty revenue	5,275	2,436	2,446
Total cost of revenues	20,962	3,878	2,446

Research and development by significant program:
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	116,844	164,782	101,041
Infigratinib for achondroplasia and hypochondroplasia	122,685	91,869	63,239
BBP-418 for LGMD2I/R9	56,008	40,220	33,903
Encaleret for ADH1	59,955	49,091	44,773
Other development programs	22,703	71,732	82,165
Other research programs	73,758	88,767	130,590
Total segment research and development	451,953	506,461	455,711

Selling, general and administrative	531,225	288,931	150,590
Restructuring, impairment, and related charges	21,347	15,605	7,926
Total operating costs and expenses	1,025,487	814,875	616,673
Loss from operations	(523,411)	(592,973)	(607,370)
Other income (expense), net:
Interest income	19,854	17,249	18,038
Interest expense	(53,103)	(90,991)	(81,289)
Noncash interest expense on deferred royalty obligations (1)	(125,138)	(8,299)	—
Gain on deconsolidation of subsidiaries	—	178,321	—
Loss on extinguishments of debt	(21,155)	(26,590)	—
Net loss from equity method investments	(72,608)	(31,183)	—
Other income, net	43,058	12,272	17,370
Total other income (expense), net	(209,092)	50,779	(45,881)
Loss before income taxes	(732,503)	(542,194)	(653,251)
Provision for income taxes	435	1,153	—
Net loss	(732,938)	(543,347)	(653,251)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	8,007	7,585	10,049
Segment net loss attributable to common stockholders of BridgeBio	$(724,931)	$(535,762)	$(643,202)
(1)Including a related party amount of $(10,944) for the year ended December 31, 2025 (as described in Note 10).
There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio”, and consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio.”

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Total revenues, net is attributed to regions based on the location of our customers or license and collaboration partners.

	Years Ended December 31,
	2025	2024	2023
U.S.	72.2%	6.0%	84.9%
Europe, Middle East, and Africa (EMEA)	25.3%	59.5%	0.6%
Asia-Pacific (APAC)	2.5%	34.5%	14.5%
Total	100.0%	100.0%	100.0%
The CODM does not review assets at a different asset level or category than the amounts disclosed in the consolidated balance sheets. As of December 31, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 44.2%, 51.6%, and 4.2%, respectively. As of December 31, 2024, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 51.6%, 44.7% and 3.7%, respectively.
Capped Call Transactions
In connection with the issuance of the 2029 Notes and the 2027 Notes (see Note 9), BridgeBio entered into certain capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions are generally expected to reduce the potential dilution to the holders of BridgeBio’s common stock upon any conversion of the 2029 Notes and the 2027 Notes and/or offset any cash payments BridgeBio is required to make in excess of the principal amount of converted 2029 Notes and 2027 Notes, with such reduction and/or offset subject to a cap based on the cap price (see Note 9). The capped calls meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
Deferred Royalty Obligations, net
We treat the debt obligations to the Royalty Agreement Purchasers and Funding Agreement Purchasers as defined and discussed further in Note 10 as deferred royalty obligations, amortized using the effective interest rate method over the estimated life of the revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future net sales over the life of the related arrangements. In connection therewith, we periodically assess our expected net sales using internal projections, impute interest on the carrying value of the deferred royalty obligations, and record interest expense using the imputed effective interest rate. To the extent our estimates of future net sales are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will account for any such changes by adjusting the effective interest rate on a prospective basis, with a corresponding impact to the reclassification of our deferred royalty obligations. The assumptions used in determining the expected repayment terms of the deferred royalty obligations and amortization period of the debt discount and issuance costs requires that we make estimates that could impact the classification of such costs, as well as the period over which such costs will be amortized.
Derivative Financial Instruments
The Company evaluates its debt or other funding agreements to determine if those agreements or embedded components of those agreements qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability in “Deferred royalty obligations, net” on our consolidated balance sheets. The change in fair value is recorded in the accompanying consolidated statements of operations as a component of “Other income, net”. As of December 31, 2025 and 2024, the Company has an embedded derivative with a fair value of $21.4 million and $41.1 million, respectively, related to our deferred royalty obligation under the Funding Agreement. Refer to Note 3 and Note 10 for further details regarding our embedded derivative and deferred royalty obligations.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
•License fees: For arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. We determine the license to be distinct if the customer is able to benefit from the license with the resources available to it. For licenses that are distinct, we recognize revenues from nonrefundable, upfront license fees and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the upfront license fees. We evaluate the measure of progress for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts and fees, chargebacks, rebates, returns, co-pay assistance and other allowances that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or other current liabilities (if the amount is payable to a third party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.
The following are the components of variable consideration related to net product revenue:
•Chargebacks: Chargebacks result from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Our customers charge us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our customers during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included as an offset against our “Accounts receivable, net” balance on our consolidated balance sheets.
•Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customers for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our “Accounts receivable, net” balance on our consolidated balance sheets.
•Distribution fees: We receive and pay for various distribution services provided by our customers. These fees are generally accounted for as a reduction of product revenue in the same period the related revenue is recognized, and the establishment of a reserve is offset against our “Accounts receivable, net” balance on our consolidated balance sheets. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as selling, general and administrative expenses.
•Government rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid programs in the U.S. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicare and Medicaid benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. Our estimates for the expected utilization of rebates are based on historical dispense data received from our customers and invoices received. We monitor sales trends and adjust the allowance on a quarterly basis to reflect the most recent rebate experience. Our reserve for these rebates is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the liability that is included in “Other current liabilities” on our consolidated balance sheets.
•Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as product revenue. The estimate is recorded as a reduction of product revenue in the same period that the related revenue is recognized and also results in the establishment of a liability which is included in “Other current liabilities” on our consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
•Product returns: Consistent with industry practice, we offer our customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. In estimating for product returns, we consider historical product returns, the underlying product demand, and industry specific data. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in “Other current liabilities” on our consolidated balance sheets in the period the related product revenue is recognized.
During the years ended December 31, 2025 and 2024, we recognized net product revenue of $362.4 million and $2.9 million, respectively, related to product sales of Attruby. There were no significant changes in estimates of variable considerations during the years ended December 31, 2025 and 2024.
As of December 31, 2024, our variable consideration reserves under ASC 606 totaled $0.4 million, consisting of accrued rebates and other accruals of $0.2 million and reserves against accounts receivable of $0.2 million.
During the year ended December 31, 2025, we recorded $150.1 million of reductions to current-year product revenue, primarily related to chargebacks and government rebates determined largely based on mandated discount rates under government programs.
During the same period, we recorded $96.2 million of payments made or credits issued related to current-year product revenue, reflecting the utilization and settlement of previously recorded estimates of variable consideration.
As of December 31, 2025, our variable consideration reserves totaled $54.3 million, consisting of $46.0 million of accrued rebates and other accruals and $8.3 million of reserves against accounts receivable, all of which are expected to be settled within the normal course of business.
For revenue recognized under licensing and collaboration arrangements, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable considerations, such as performance-based milestones, will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each licensing and collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis.
Accounts Receivable, net
Accounts receivable, net includes receivables from our product sales to customers, and from our collaboration partners as a result of licensing and collaboration agreements. Receivables from licensing and collaboration agreements represent valid claims against our collaboration partners, including unbilled receivables and royalty payments due from third parties for licensing our technology. Unbilled receivables include balances due from our collaboration partners related to development services and transition-related receivables that are recognized when the related costs are incurred for the partnered programs but prior to the achievement of contractual billing rights. Total receivables from our product sales to customers and licensing and collaboration agreements as of December 31, 2025 and 2024 are presented as “Accounts receivable, net” on our consolidated balance sheets.
We evaluate the collectability of our receivables based on historical collection trends, the financial condition of payment partners, and external market factors and provide for an allowance for potential credit losses based on management’s best estimate of the amount of probable credit losses. As of December 31, 2025 and 2024, we did not have an allowance for credit losses.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Inventories
Inventory is recorded at the lower of cost or net realizable value. The cost of raw materials, work in process and finished goods are determined using a standard cost approach, which approximates actual cost determined on a first-in, first-out basis. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made. We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sales. Prior to regulatory approval of our product candidates, we record costs related to manufacturing and materials as “Research and development” expenses in the period incurred on the consolidated statements of operations, and therefore such costs are not included in cost of revenues. Subsequent to the FDA approval of Attruby in November 2024, the costs directly related to Attruby manufacturing were capitalized as inventory. We periodically review inventories to identify excess, dated, or obsolete inventory and record reserves and write-downs as necessary to reflect inventories at net realizable value. Provision for inventory reserves and write-downs are recorded within “Cost of revenues” on the consolidated statements of operations.
Inventories presented on the consolidated balance sheet consisted of the following balances:

December 31, 2025
(in thousands)
Raw materials	$14,997
Work in process	6,104
Finished goods	6,509
Inventory reserve	(857)
Total inventories	$26,753
Cost of Revenues
Cost of revenues consists of the following classifications, which are presented accordingly on our consolidated statements of operations:
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
•Cost of license, services, and royalty revenue: Cost of license, services, and royalty revenue consists of manufacturing costs relating to product supply of Beyonttra to our collaboration partners, royalties owed to a third party on the net sales of our licensed product, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses consist of salaries, benefits and other personnel-related costs including stock-based compensation expense, laboratory supplies, preclinical studies, clinical trials and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities to conduct certain research and development activities on our behalf, and allocated facility and other related costs. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses until the related goods are delivered or services are performed.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Accrued Research and Development Liabilities
We record accruals for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in “Accrued research and development liabilities” on the consolidated balance sheets and within “Research and development expenses” on the consolidated statements of operations. These costs are a significant component of our research and development expenses.
Examples of estimated research and development expenses that we accrue include:
•fees paid to CROs in connection with preclinical and toxicology studies and clinical trials;
•fees paid to investigative sites in connection with clinical trials;
•fees paid to CMOs in connection with the production of product and clinical trial materials; and
•professional service fees for consulting and related services.
We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical trial milestones. Our service providers generally invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We record advance payments to service providers as prepaid expenses.
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
Milestone and Royalty Payments Under In-licensing and Other Research & Development Agreements
Under our in-licensing and other research and development agreements, we could be required to pay development, regulatory, and sales-based milestone payments if certain substantive milestones are met. We generally expense development milestones as incurred. For regulatory or sales-based milestones that are associated with an approved asset, we capitalize the milestone payments related to the asset purchase as a finite-lived intangible asset provided that the milestone payment is recoverable based on our estimated projected cash flows and if the asset has alternative future use. Such intangible asset is amortized over its estimated useful life on a straight-line basis, beginning on the date the asset is acquired, which would generally be the regulatory approval date. We assess the carrying value of our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Recoverability of finite-lived intangible assets is measured by comparison of the carrying value of the asset to the future undiscounted cash flows the asset is expected to generate.
We could also be required to pay royalties based on actual net sales under in-licensing agreements. Such royalties are expensed in the period of sale of the product.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Selling, general and administrative expenses
Selling, general and administrative expenses include all costs that are not directly related to revenue generating arrangements or research and development. Selling, general and administrative expenses include items for the Company’s selling and administrative functions, such as pre-commercialization, finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits, stock-based compensation and other personnel-related costs, professional fees for external legal, accounting, and other consulting services, allocated facility costs, and depreciation and amortization expenses.
Advertising Expense
Advertising expenses include costs incurred to market the Company’s branded product. Advertising production costs, which include costs incurred during production rather than when the advertising takes place, are expensed as incurred. Advertising communication costs, which include costs to run the ad campaign on digital or traditional marketing channels, such as on third-party websites, television, and social and print media, are expensed over the period of the campaign run. Advertising costs amounted to $110.1 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively, and are included in “Selling, general and administrative expenses” on the consolidated statements of operations. Advertising costs for the year ended December 31, 2023 were immaterial. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across various media channels. Deferred advertising costs are not expensed until the advertising is broadcast. The deferred advertising costs were nil as of December 31, 2025 and 2024, respectively.
Restructuring, Impairment, and Related Charges
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
Stock-Based Compensation
Stock-based compensation arrangements include stock option grants, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”), through which employees may purchase our common stock at a discount to the market price.
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
Stock-based compensation is measured at the grant date for all stock-based awards made to employees and consultants based on the fair value of the awards. Compensation expense for purchases under the ESPP is recognized based on the fair value of the award on the date of offering. Stock-based compensation is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We have elected to recognize the actual forfeitures by reducing the stock-based compensation in the same period as the forfeitures occur.
Market-based performance equity awards vest based on achievement of market targets, which are subject to the continued service of the employee through the vest date, and are subject to accelerated vesting upon a change in control event. The grant-date fair value of the market-based performance equity awards is determined using the Monte-Carlo valuation model and are recognized as compensation expense over the derived service period of the awards. The Monte-Carlo valuation model requires the use of assumptions, including but not limited to the expected volatility, risk-free rate, expected dividend yield, expected term and possible future market estimates over the derived service period based on historical stock prices and market data. Stock-based compensation expense will be recorded regardless of whether the market conditions are achieved or not. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense will be accelerated, and a cumulative catch-up expense will be recorded during the period in which the market condition is met.
Stock-based compensation is recorded in cost of goods sold, research and development expense, and selling, general and administrative expense based on the function of the applicable employee and consultants.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Current tax law in the United States imposes tax on U.S. stockholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in the U.S. taxable income related to GILTI as a current period tax expense when incurred (“the period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). The Company has elected the period cost method for its accounting for GILTI.
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
Net Loss per Share Attributable to Common Stockholders of BridgeBio
Basic net loss per share attributable to common stockholders of BridgeBio is calculated by dividing the net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested RSUs and RSAs and performance-based milestone compensation awards, shares issuable under our ESPP and assumed conversion of our 2031 Notes, 2029 Notes, and 2027 Notes. The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since we were in a loss position for all periods presented, basic net loss per share attributable to common stockholders of BridgeBio is the same as diluted net loss per share attributable to common stockholders of BridgeBio since the effects of potentially dilutive securities are antidilutive.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public companies on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. We adopted this guidance for the year ended December 31, 2025, on a retrospective basis. There was no impact from the adoption of this ASU on our consolidated financial statements, however we included additional disclosures in our income tax disclosure. Refer to Note 17 for further discussions on income taxes.
New Accounting Pronouncements Not Yet Adopted
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company plans to adopt this standard effective January 1, 2026, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company plans to adopt this standard effective January 1, 2026, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software, and the ASU will be effective for the first quarter of 2029, with early adoption permitted. This ASU provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. The Company is currently evaluating the timing and effects of its adoption of this new guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Non-cash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of ASC 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under ASC 606 for share-based payments from a customer in a revenue contract. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. This ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company plans to adopt this guidance in fiscal year 2029, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this guidance for interim periods within its fiscal year beginning January 1, 2028, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Accounting Standards Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Accounting Standards Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company plans to adopt this guidance in fiscal year 2027, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
3.        Fair Value Measurements
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,602	$132,602	$—	$—
Treasury bills	11,960	—	11,960	—
Agency discount notes	25,938	—	25,938	—
Total cash equivalents	170,500	132,602	37,898	—
Marketable securities:
Treasury bills	9,421	—	9,421	—
Agency discount notes	7,942	—	7,942	—
Total marketable securities	17,363	—	17,363	—
Total financial assets	$187,863	$132,602	$55,261	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$21,439	$—	$—	$21,439

	December 31, 2024
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$294,872	$294,872	$—	$—
Treasury bills	20,714	—	20,714	—
Agency discount notes	44,205	—	44,205	—
Total cash equivalents	359,791	294,872	64,919	—
Total financial assets	$359,791	$294,872	$64,919	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$41,091	$—	$—	$41,091
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Investment in Equity Securities
Our investment in equity securities, which only consisted of an investment in LianBio, had an aggregate fair value of nil as of December 31, 2025 and 2024 (refer to Note 6).
For the year ended December 31, 2025, we did not recognize any realized or unrealized gains or losses associated with investment in equity securities. For the year ended December 31, 2024, we recognized realized gains of $8.1 million and no unrealized gains or losses associated with investment in equity securities. For the year ended December 31, 2023, we recognized realized gains of $8.7 million and unrealized gains of $9.6 million associated with investment in equity securities.
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
The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	December 31, 2025		December 31, 2024
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values

	(in thousands)
2031 Convertible Notes	$575,000	$1,003,783	$—	$—
2029 Convertible Notes	$747,500	$833,625	$747,500	$640,708
2027 Convertible Notes	$550,000	$1,019,975	$550,000	$578,087
Term Loan
The fair value of our outstanding term loan under the Amended Financing Agreement (as defined and discussed in Note 9) as of December 31, 2024 was estimated using the net present value of the payments, discounted at an interest rate that is consistent with a market interest rate, which is a Level 2 input. The estimated fair value of our outstanding term loan under the Amended Financing Agreement as of December 31, 2024 was $461.8 million. The Company fully repaid the term loan under the Amended Financing Agreement in February 2025.
Deferred royalty obligations and embedded derivative liability
The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 10, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the “Deferred royalty obligations, net” on the consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net” on our consolidated statements of operations. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product sales of Attruby and Beyonttra; (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.
Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement, net of the bifurcated embedded derivative liability, had an estimated fair value of $565.5 million and $446.0 million as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 and for the period from November 22, 2024 through December 31, 2024, we recognized a $19.7 million and $1.6 million gain, respectively, for the change in fair value of the embedded derivative liability in “Other income (expense), net” on our consolidated statements of operations.
The deferred royalty obligation under the Royalty Purchase Agreement, as defined and discussed further in Note 10, had an estimated fair value of $343.0 million as of December 31, 2025 based on the Monte Carlo simulation model.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
4.        Cash Equivalents and Marketable Securities
We invest in certain U.S. government money market funds, treasury bills, agency discount notes, and commercial paper classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills.
Cash equivalents and marketable securities consisted of the following:

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$132,602	$—	$—	$132,602
Treasury bills	11,957	3	—	11,960
Agency discount notes	25,933	5	—	25,938
Total cash equivalents	$170,492	$8	$—	$170,500
Marketable securities:
Treasury bills	9,419	2	—	9,421
Agency discount notes	7,940	2	—	7,942
Total marketable securities	17,359	4	—	17,363
Total cash equivalents and marketable securities	$187,851	$12	$—	$187,863

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$294,872	$—	$—	$294,872
Treasury bills	20,710	4	—	20,714
Agency discount notes	44,201	4	—	44,205
Total cash equivalents	$359,783	$8	$—	$359,791
There were no marketable securities as of December 31, 2024.
5.        Noncontrolling Interests
As of December 31, 2025 and 2024, we had both redeemable convertible noncontrolling interests and noncontrolling interests in consolidated partially-owned entities, for which BridgeBio is the primary beneficiary under the VIE model. These balances are reported as separate components outside stockholders’ deficit in “Redeemable convertible noncontrolling interests” and as part of stockholders’ deficit in “Noncontrolling interests” on the consolidated balance sheets.
We adjust the carrying value of noncontrolling interests to reflect the book value attributable to noncontrolling stockholders of consolidated partially-owned entities when there is a change in the ownership during the respective reporting period and such adjustments are recorded to additional paid-in capital. For the years ended December 31, 2025, 2024 and 2023, the adjustments in the aggregate amounted to $(5.6) million, $(5.8) million and $(10.5) million, respectively. All such adjustments are disclosed within the “Transfers from (to) noncontrolling interests” line item on the consolidated statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
6.        Equity Method Investments and Other Equity Security Investment
GondolaBio
Since inception through August 16, 2024, Portal Therapeutics, Inc. and Sub21, Inc. were majority-owned consolidated subsidiaries of the Company. On August 16, 2024, the Company contributed its equity ownership in these entities to GondolaBio, LLC (“GondolaBio”) and as a result, Portal Therapeutics, Inc. and Sub21, Inc. were deconsolidated in conjunction with the GondolaBio transaction, as further described below.
GondolaBio was formed on June 5, 2024 and the Company was the sole member. On August 16, 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The third-party investors committed $300.0 million of tranched financing to GondolaBio, of which $60.0 million had been contributed as of September 30, 2024. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%, which had a fair value of $50.0 million, and will be subject to reduction as additional tranches of capital contributions are funded. As of December 31, 2025, the Company’s equity ownership percentage in GondolaBio was 27.5%.
On August 16, 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024. On August 16, 2024, we recognized a $52.0 million gain on deconsolidation, which is presented as part of “Gain on deconsolidation of subsidiaries” on our consolidated statements of operations.
Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323. GondolaBio was also deemed a related party. BridgeBio’s equity investment in GondolaBio, valued at $50.0 million upon deconsolidation, includes an implied difference of $23.9 million between the fair value of the equity investment and the underlying equity in the net assets of GondolaBio (referred to as a “basis difference”) which was allocated to GondolaBio’s in-process research and development asset (“GondolaBio IPR&D asset”). The basis difference is amortized as a component of the net loss from equity method investment over the useful life of the GondolaBio IPR&D asset. The amortization of the GondolaBio IPR&D asset for the year ended December 31, 2025 was $1.2 million. The amortization of the Gondola IPR&D asset for the period from August 16, 2024 through December 31, 2024 was $0.4 million.
For the year ended December 31, 2025, the Company recognized a net loss from equity method investment of $35.1 million. For the period from August 16, 2024 through December 31, 2024, the Company recognized a net loss from equity method investment of $8.5 million. As of December 31, 2025 and 2024, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $6.4 million and $41.5 million, respectively, and is presented as part of “Equity method investments” on the consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
In addition, on August 16, 2024, the Company and GondolaBio entered into a 24-month transition services agreement (the “GondolaBio Transition Services Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and GondolaBio. On November 4, 2025, the Gondola Transition Services Agreement was amended mainly to reflect the assignment of the GondolaBio Transition Services Agreement to GondolaBio ServiceCo, Inc. (a wholly-owned subsidiary of GondolaBio), extend the term for an additional 14 months, revise cost calculation methodologies, and update quarterly service schedules and related operating expense estimates. All other terms of the original agreement remain substantially unchanged. In October 2024, the Company and GondolaBio entered into an agreement for a partial sublease of a facility which was amended and renewed in October 2025 (“sublease agreement”). Under the GondolaBio Transition Services Agreement and the sublease agreement, the Company recognized $11.7 million and $1.3 million, respectively, in other income and $5.1 million and $0.8 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had $4.5 million and $3.2 million, respectively, in prepaid expenses and other current assets for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $1.5 million and $0.7 million in research and development expenses for the years ended December 31, 2025 and 2024, respectively, for transitionary consulting services provided by GondolaBio to BridgeBio. As of December 31, 2025 and 2024, the Company also had $1.5 million and $1.2 million, respectively, in other current liabilities for transitionary consulting services provided by GondolaBio to BridgeBio.
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
As part of the private equity financing transaction, Legacy BBOT’s Certificate of Incorporation and Investors’ Rights Agreement were amended and restated to reflect a change to BBOT’s governance structure and composition of the board of directors, which was determined to be a VIE reconsideration event. Based on the VIE reconsideration assessment, Legacy BBOT was deemed a VIE. As a result of the change in governance structure and composition of the board of directors, BridgeBio was no longer the primary beneficiary of BBOT, as it no longer had the power over key decisions that significantly impact Legacy BBOT’s economic performance. Accordingly, BridgeBio deconsolidated Legacy BBOT on April 30, 2024 and recognized a $126.3 million gain on deconsolidation, which is presented as part of “Gain on deconsolidation of subsidiaries” on our consolidated statements of operations. The gain on deconsolidation represents the difference between BridgeBio’s equity investment in Legacy BBOT, valued at $124.9 million upon deconsolidation and the carrying value of the net assets held by Legacy BBOT on April 30, 2024.
Upon the deconsolidation of Legacy BBOT, BridgeBio accounted for its retained investment in Legacy BBOT, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323. Legacy BBOT was also deemed a related party. BridgeBio’s equity investment in Legacy BBOT, valued at $124.9 million upon deconsolidation, was compared to BridgeBio’s percentage of underlying equity in net assets of Legacy BBOT, which includes an implied difference of $49.6 million between the fair value of the equity investment and the underlying equity in the net assets of Legacy BBOT (referred to as a “basis difference”). The basis difference was attributed to Legacy BBOT’s in-process research and development asset (“BBOT IPR&D asset”) and is amortized as a component of the net loss from equity method investment over the estimated useful life of the BBOT IPR&D asset. The amortization of the BBOT IPR&D asset for the year ended December 31, 2025 was $2.4 million. The amortization of the BBOT IPR&D asset for the period from May 1, 2024 through December 31, 2024 was $1.7 million.
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
The Company’s equity ownership percentage in BBOT was 18.2% as of December 31, 2025. BridgeBio continues to account for its retained investment in BBOT, for which it has significant influence, using the equity method of accounting.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2025, we recognized a net loss from equity method investment of $37.5 million. For the period from May 1, 2024 through December 31, 2024, we recognized a net loss from equity method investment of $22.7 million. As of December 31, 2025 and 2024, the aggregate carrying amount of our equity method investment in BBOT was $72.5 million and $102.2 million, respectively, and is presented as part of “Equity method investments” on our consolidated balance sheets. As of December 31, 2025, the Level 1 fair value of our investment in BBOT was $182.7 million based on the quoted market price for BBOT's common stock as of December 31, 2025.
In addition, on April 30, 2024, the Company and Legacy BBOT entered into an 18-month transition service agreement (the “BBOT Transition Services Agreement”) for the provision of certain transitionary consulting services to be provided by the Company and Legacy BBOT. Under the BBOT Transition Services Agreement, the Company recognized $1.1 million and $2.1 million, respectively, in other income and $0.5 million and $0.7 million, respectively, as an offset against operating expenses during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had $0.6 million and $0.5 million, respectively, in prepaid expenses and other current assets for transitionary consulting services provided by BridgeBio to BBOT. The Company recognized an immaterial amount and $0.8 million, respectively, in research and development expenses for the years ended December 31, 2025 and 2024 for transitionary consulting services provided by BBOT to BridgeBio. As of December 31, 2025 and 2024, the Company also had immaterial amounts in accrued research and development liabilities for transitionary consulting services provided by BBOT to BridgeBio.
In August 2025, the Company and BBOT entered into an amendment to the BBOT Transition Services Agreement, pursuant to which     BBOT agreed to issue 784,720 shares of its common stock to the Company by October 31, 2025. The shares were issued on October 10, 2025. We recorded $7.8 million as an increase to the value of our BBOT equity method investment on our consolidated balance sheets with a corresponding amount recognized in “Other income, net” on our consolidated statements of operations.
LianBio
In October 2019, our subsidiary, BridgeBio Pharma LLC (“BBP LLC”), entered into an exclusivity agreement with LianBio, an exempt company organized under the laws of the Cayman Islands (together with its subsidiaries, “LianBio”), pursuant to which BBP LLC received equity in LianBio (the “LianBio Exclusivity Agreement”). We accounted for BBP LLC’s equity interest in LianBio under ASC 321 as an investment in equity securities.
Pursuant to a License Agreement entered into in October 2019 between QED Therapeutics, Inc. (“QED”) and LianBio (the “QED-LianBio License Agreement”), QED also received warrants which entitle QED to purchase 10% of the then-fully diluted shares of one of the subsidiaries of LianBio upon achievement of certain contingent development milestones.
In October 2021, the warrants held by QED to purchase shares of one of the subsidiaries of LianBio were converted into a warrant (the “LianBio Warrant”), which entitles QED to purchase 347,569 shares of LianBio. The LianBio Warrant was measured at fair value on a recurring basis, with changes in fair value recognized in our consolidated statements of operations as part of “Other income (expense), net.” On February 20, 2024, QED exercised the 347,569 shares of the LianBio Warrant it held for an immaterial amount. Changes in fair value of the LianBio Warrant were not material for the years ended December 31, 2024 and 2023. The LianBio Warrant, which is presented as part of “Other assets” on our consolidated balance sheets, had a fair value of $1.6 million as of December 31, 2023.
On February 13, 2024, LianBio announced plans to wind down its operations, including the sale of its remaining assets, delisting of its American Depository Shares from the Nasdaq Global Market, deregistration under Section 12(b) of the Securities Act of 1934, and workforce reductions. LianBio’s Board of Directors declared a special cash dividend of $4.80 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. In March 2024, we received net proceeds of $25.7 million in a special cash dividend and recognized net realized gains of $1.8 million from our investment in LianBio equity securities. In June 2025, LianBio’s Board of Directors declared a special cash dividend of $0.43 per ordinary share, net of applicable depositary fees of $0.05 per share held and applicable taxes. In July 2025, we received net proceeds of $2.3 million in a special cash dividend, which we recognized as other income in “Other income (expense), net” on our consolidated statements of operations. As of December 31, 2025, the Company held 5,350,361 shares of LianBio common stock.
For the year ended December 31, 2023, we recorded an unrealized gain of $14.2 million for the mark-to-market adjustments of our investment.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
7.        Intangible Assets, net
The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	December 31, 2025		December 31, 2024
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount

		(in thousands)		(in thousands)
Gross amount	13.7 years	$39,400	10.0 years	$32,500
Less accumulated amortization		(11,323)		(8,574)
Total		$28,077		$23,926
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
In addition, as a result of the regulatory milestone achieved in February 2025 under the Bayer License Agreement (as defined below) and the regulatory milestone achieved in May 2025 under the Eidos-Alexion Agreement (as defined below), we paid regulatory milestone fees to Leland Stanford Junior University (“Stanford University”) in the aggregate amount of $6.9 million during the year ended December 31, 2025. We capitalized these license fees as finite-lived intangible assets and amortize them over their estimated useful lives on a straight-line basis. Refer to Notes 11 and 12 for definitions and details regarding the Bayer License Agreement, the Eidos-Alexion License Agreement, and the Stanford License Agreement.
Amortization expense, recorded as part of “Cost of license, services, and royalty revenue” on our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, was $2.7 million, $2.4 million and $2.4 million, respectively. Estimated future amortization expense is $2.9 million for each of the years from 2026 to 2030 and $13.6 million thereafter.
8.        Commitments and Contingencies
Milestone Compensation Arrangements
We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the 2020 Stock and Equity Award Exchange Program (the “Exchange Program”, refer to Note 15). The compensation arrangements under the Exchange Program are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested RSAs. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of December 31, 2025.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements

	Potential Fixed Monetary Amount	Accrued Amount (1)

Settlement Type	(in thousands)
Cash	$805	$78
Stock (2)	14,432	—
Cash or stock at our sole discretion	53,763	1,003
Total	$69,000	$1,081
(1)Amount recorded for performance-based milestone awards that are probable of achievement.
(2)Includes the performance-based milestone awards that were granted as part of the Exchange Program further discussed in Note 15.
Other Commercial and Research and Development Agreements
We may also enter into contracts in the normal course of business with various counterparties, including vendors for our commercial products, contract research organizations for services related to clinical trials, CMOs for clinical supplies, and other vendors for preclinical studies, supplies, and other operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of December 31, 2025 and 2024, there were no material amounts accrued related to termination charges.
In the normal course of business, we have also entered into contracts which contain minimum noncancellable purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of December 31, 2025, we have minimum noncancellable commitments in aggregate of $110.2 million.
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
We also maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain officers. To date, we have not paid any claims related to our indemnification obligations, incurred any material costs and have not accrued any material liabilities on the consolidated financial statements as a result of these provisions.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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
As of December 31, 2025, the 2029 Notes were not convertible. The holders of the 2027 Notes and 2031 Notes, however, have the right to convert their notes during the period from January 1, 2026 through March 31, 2026 because an early conversion condition relating to the price of BridgeBio’s common stock, as discussed above, was met, which resulted in the 2027 Notes and 2031 Notes becoming convertible for a limited period beginning January 1, 2026. Notwithstanding the satisfaction of this conversion condition, the 2027 Notes and 2031 Notes were classified as noncurrent liabilities as of December 31, 2025 because the Company has the ability to settle any conversions in shares of BridgeBio’s common stock, as permitted under the terms of the 2027 Notes Indenture and 2031 Notes Indenture, respectively.
Additional Information Related to the Notes
The outstanding Notes’ balances consisted of the following:

	December 31, 2025			December 31, 2024
	2031 Notes	2029 Notes	2027 Notes	2029 Notes	2027 Notes

		(in thousands)		(in thousands)
Principal	$575,000	$747,500	$550,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(10,435)	(6,610)	(2,985)	(8,628)	(4,827)
Net carrying amount	$564,565	$740,890	$547,015	$738,872	$545,173

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Year Ended December 31, 2025
	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$8,469	$16,819	$13,750	$39,038
Amortization of debt discount and issuance costs	1,599	2,018	1,842	5,459
Total interest and amortization expense	$10,068	$18,837	$15,592	$44,497

Effective interest rate	2.1%	2.6%	2.8%

	Year Ended December 31, 2024
	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,967	1,794	3,761
Total interest and amortization expense	$18,786	$15,544	$34,330

Effective interest rate	2.6%	2.8%

	Year Ended December 31, 2023
	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$16,819	$13,750	$30,569
Amortization of debt discount and issuance costs	1,917	1,745	3,662
Total interest and amortization expense	$18,736	$15,495	$34,231

Effective interest rate	2.6%	2.8%
As of December 31, 2025, interest payable on the 2031 Notes, 2029 Notes, and 2027 Notes amounted to $3.4 million, $7.0 million and $4.0 million, respectively. As of December 31, 2024, interest payable on the 2029 Notes and 2027 Notes amounted to $7.0 million and $4.0 million, respectively. Such amounts are included in “Other current liabilities” on our consolidated balance sheets.
Future minimum payments under the Notes as of December 31, 2025 are as follows:

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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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
These Capped Call instruments meet the conditions outlined in ASC 815-40, to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a total reduction to additional paid-in capital of approximately $110.6 million related to the premium payments for the Capped Call Transactions.
Additionally, we used approximately $50.0 million and $75.0 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering to repurchase 759,993 shares and 2,414,681 shares, respectively, of our common stock concurrently with the closing of the Note Offerings from certain of the Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchases were $65.79 and $31.06, which were the last reported sale prices per share of our common stock on The Nasdaq Global Select Market, on January 25, 2021 and March 4, 2020, respectively. The shares repurchased were recorded as “Treasury stock” on our consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.
In February 2025, we used approximately $48.3 million of the net proceeds from the 2025 Note Offering to repurchase 1,405,411 shares of our common stock concurrently with the closing of the 2025 Note Offering from certain of the 2031 Notes’ Initial Purchasers in privately negotiated transactions. The agreed purchase price per share of common stock in the repurchase was $34.35, which was the last reported sale price per share of our common stock on the Nasdaq Global Select Market, on February 25, 2025. The shares repurchased were recorded as “Treasury stock” on our consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.
2033 Notes, net
On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 0.75% Convertible Senior Notes due 2033. Refer to Note 19 for further details.
Term Loan, net
Loan and Security Agreement
In November 2021, we entered into a Loan and Security Agreement (the “Loan Agreement” and as amended by the First Amendment (as defined below) and the Second Amendment (as defined below), collectively the “Amended Loan Agreement”), by and among (i) U.S. Bank National Association, in its capacity as administrative agent and collateral agent, (ii) certain lenders, (iii) BridgeBio, as a borrower, and (iv) certain subsidiaries of BridgeBio, as guarantors. In May 2022, we entered into the First Amendment to the Loan Agreement (the “First Amendment”) and in November 2022, we entered into the Second Amendment to the Loan Agreement (the “Second Amendment”).

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Pursuant to the original terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $750.0 million, consisted of (i) a tranche 1 advance of $450.0 million (the “Tranche 1 Advance”), and (ii) a tranche 2 advance of $300.0 million (the “Tranche 2 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Loan Agreement was funded on November 17, 2021. The Tranche 2 Advance remained available for funding until December 31, 2023, which was available at our election after the occurrence of certain milestone events relating to data from our clinical trials. The First Amendment’s term included the reduction of the aggregate amount of the Tranche 2 Advance from $300.0 million to $100.0 million. The Second Amendment eliminated the $100.0 million Tranche 2 Advance. As a result of the Second Amendment, the total aggregate principal amount of the loan was $450.0 million before any mandatory prepayment.
We received net proceeds from the Tranche 1 Advance of $431.3 million, after deducting debt discount and issuance costs of $18.7 million, of which approximately $1.1 million related to debt issuance costs.
Any outstanding principal on the Term Loan Advances accrued interest at a fixed rate equal to 9.0% per annum. 3.0% of which was eligible to be a payment-in-kind (“PIK”) until January 1, 2025. Pursuant to the terms of the Loan Agreement, we exercised our option to convert accrued interest into principal via PIK amounting to $10.2 million for the year ended December 31, 2023.
On January 17, 2024, the Company fully repaid the Amended Loan Agreement for $475.8 million, which consisted of $455.4 million for the outstanding principal, $9.1 million for the prepayment fee, $8.6 million for the exit cost, $2.4 million in accrued interest and $0.3 million for transaction-related fees using the proceeds from the Financing Agreement (see below) and cash on hand, and recognized a loss on extinguishment of debt of $26.6 million. For the period from January 1, 2024 through January 17, 2024, we recognized interest expense related to the Amended Loan Agreement of $3.0 million, of which $0.4 million related to amortization of debt discount and issuance costs. For the year ended December 31, 2023, we recognized interest expense related to the Amended Loan Agreement of $46.3 million, of which $5.2 million related to amortization of debt discount and issuance costs.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
From January 1, 2025 to February 28, 2025, we recognized interest expense related to the Amended Financing Agreement of $8.5 million of which $0.5 million relates to amortization of debt discount and issuance costs. For the year ended December 31, 2024, we recognized interest expense related to the Amended Financing Agreement of $54.8 million, of which $3.3 million relates to amortization of debt discount and issuance costs.
10.      Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), the Company and its subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc., a beneficial holder of the Company’s common equity and a related party, acquired a majority ownership interest in HCRx. Accordingly, HCRx became a related party of the Company following KKR & Co. Inc.’s acquisition of HCRx.
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
We have evaluated the terms of the Royalty Purchase Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt, with the short-term portion presented as part of “Other current liabilities” and the long-term portion presented as part of “Deferred royalty obligation, net” on our consolidated balance sheets. We recognized net cash proceeds of $297.0 million in June 2025, after deducting debt issuance costs of $3.0 million.
Funding Agreement
On January 17, 2024, the Company and its subsidiaries, Eidos, BridgeBio Europe B.V. and BridgeBio International GmbH (collectively, the “Seller Parties”), entered into a Funding Agreement (the “Funding Agreement”) with LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.à r.l. (together and with any future permitted assignees of a seller party, the “Funding Agreement Purchasers”), and Alter Domus (US) LLC, as the collateral agent.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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
We have evaluated the terms of the Funding Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt and presented it as part of “Deferred royalty obligations, net” on our consolidated balance sheets. The Company recognized net cash proceeds of $472.5 million in December 2024, after deducting debt discount and issuance costs paid in cash of $27.5 million.
We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $21.4 million and $41.1 million as of December 31, 2025 and 2024, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
In connection with the Royalty Purchase Agreement described above, the Funding Agreement was amended on June 27, 2025. All terms and conditions of the Funding Agreement remain substantially unchanged.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Additional Information Related to the Deferred Royalty Obligations, net
The carrying value balances of our deferred royalty obligations, net under the Funding Agreement and the Royalty Purchase Agreement consisted of the following:

	December 31, 2025
	Funding Agreement	Royalty Purchase Agreement (1)	Total

	(in thousands)
Carrying value of deferred royalty obligations, net	$581,759	$309,629	$891,388
Fair value of embedded derivative liability	21,439	—	21,439
Unamortized debt discount and issuance costs	(55,143)	(2,654)	(57,797)
Deferred royalty obligations, net	$548,055	$306,975	$855,030
(1)Including related party amounts of $206,419 for the carrying value of deferred royalty obligations, net and $(1,769) for the unamortized debt discount and issuance costs as of December 31, 2025.

December 31, 2024
Funding Agreement
(in thousands)
Carrying value of deferred royalty obligation, net	$507,114
Fair value of embedded derivative liability	41,091
Unamortized debt discount and issuance costs	(69,114)
Deferred royalty obligation, net	$479,091
The effective interest rate as of December 31, 2025 and 2024 was 22.2% and 19.3%, respectively, for the Funding Agreement. For the years ended December 31, 2025 and 2024, we recognized noncash interest expense related to the Funding Agreement of $108.7 million and $8.3 million, respectively, of which $14.0 million and $1.0 million, respectively, relates to amortization of debt discount and issuance costs. As of December 31, 2025 and 2024, the current portion of the deferred royalty obligation related to the Funding Agreement of $8.2 million and $0.1 million, respectively, is presented within “Other current liabilities” on our consolidated balance sheets.
The effective interest rate as of December 31, 2025 was 10.4% for Royalty Purchase Agreement. For the year ended December 31, 2025, we recognized noncash interest expense related to the Royalty Purchase Agreement of $16.4 million, of which $0.4 million relates to amortization of debt discount and issuance costs. As of December 31, 2025, the current portion of the deferred royalty obligation related to the Royalty Purchase Agreement of $3.0 million is presented within “Other current liabilities” on our consolidated balance sheets.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, which was received in full in May 2024, and will be eligible to receive up to $150.0 million in regulatory and sales milestone payments through 2026 (of which a regulatory milestone of $75.0 million was achieved in February 2025 upon EC approval of acoramidis under the brand name Beyonttra and received in April 2025), and additional payments up to $450.0 million subject to the achievement of certain sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
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
We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is composed of the fixed and non-refundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramidis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license and services revenue during the year ended December 31, 2025. We will continue to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on net product revenue.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We recognize revenue for each of the two performance obligations as follows:
•We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to Bayer. The transfer of the rights and control of the license occurred in March 2024; thus, we recognized the full amount allocated to the license and related know-how in 2024.
•We recognize revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2029. We recognized $0.6 million and $1.0 million, respectively, of license and services revenue relating to this performance obligation during the years ended December 31, 2025 and 2024.
Under certain commercial and API supply agreements with an initial term ending in December 2026, we supplied $7.6 million of product to Bayer during the year ended December 31, 2025, which are recorded in “License and services revenue” on our consolidated statements of operations. We did not supply any product under the Bayer Supply Agreements during the year ended December 31, 2024.
As of December 31, 2025 and 2024, there were $5.0 million and nil, respectively, of outstanding receivables relating to the Bayer License Agreement on our consolidated balance sheets. During the years ended December 31, 2025 and 2024, we recognized license and services revenue and royalty revenue of $93.8 million and $131.5 million, respectively, under the Bayer License Agreement. Our consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $2.9 million ($0.8 million presented as “Deferred revenue, current portion” and $2.1 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our consolidated balance sheet as of December 31, 2024, includes a deferred revenue balance of $3.5 million ($1.3 million presented as “Deferred revenue, current portion” and $2.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.
Kyowa Kirin Exclusive License
On February 7, 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million, which was received in full in June 2024, and will be eligible to receive development and sales milestone payments up to $81.4 million. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
Unless earlier terminated, the KKC License Agreement will expire at the end of the royalty term for a licensed product, provided that the licenses granted to Kyowa Kirin for such licensed product survive such expiration on a non-exclusive basis. Either party may terminate the KKC License Agreement in the event of a material breach or insolvency of the other party. Additionally, Kyowa Kirin may terminate the KKC License Agreement for convenience upon at least 180 days’ prior written notice, and QED may terminate the KKC License Agreement in the event Kyowa Kirin ceases exploitation of infigratinib under certain circumstances or challenges the validity or enforceability of Kyowa Kirin’s patent rights.
We determined that the KKC License Agreement falls within the scope of ASC 606 as Kyowa Kirin is a customer in this arrangement, and we identified the following performance obligations in the agreement:
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We determined the initial transaction price at inception of the KKC License Agreement to be $100.0 million, which consisted of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of December 31, 2025. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
We recognize revenue for each of the two performance obligations as follows:
•We recognize revenue related to the license at a point in time upon transfer of the rights and control of the license to KKC. The transfer of the rights and control of the license occurred in February 2024; thus, we recognized the full amount allocated to the license and related know-how in 2024.
•We recognize revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the development services to extend through 2030. We recognized $10.7 million and $5.7 million of license and services revenue relating to this performance obligation during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, there were immaterial amounts of outstanding receivables relating to the KKC License Agreement on our consolidated balance sheets. During the years ended December 31, 2025 and 2024, we recognized license and services revenue of $12.3 million and $76.2 million, respectively, under the KKC License Agreement. Our consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $14.6 million ($5.4 million presented as “Deferred revenue, current portion” and $9.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligation and clinical supply. Our consolidated balance sheet as of December 31, 2024 includes a deferred revenue balance of $25.2 million ($10.3 million presented as “Deferred revenue, current portion” and $14.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
In April 2024, Navire and BMS entered into a Clinical Collaboration Termination Agreement which terminated the 2021 Navire-BMS Agreement. Navire and BMS agreed to pursue reasonable efforts to wind down activities under both the Navire-BMS License Agreement and the 2021 Navire-BMS Agreement. In November 2025, the Navire-BMS License Agreement was formally terminated.
For the years ended December 31, 2024 and 2023, we recognized $9.9 million and $7.4 million, respectively, in license and services revenue relating to the Navire-BMS License Agreement. As of December 31, 2024, there were no remaining balances in deferred revenue on our consolidated balance sheets.
License Agreement with Alexion
In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as license and services revenue, and in June 2025, Eidos received the $30.0 million regulatory milestone payment. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens based on net sales of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third-parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.
Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources.
In October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment of $3.0 million. This initial payment was deferred upon receipt, and revenue is recognized over time relating to the research and development services for the ongoing clinical trial. During the years ended December 31, 2025 and 2024, we recognized $0.2 million and nil, respectively, under the ACT-EARLY clinical trial in Japan.
As of December 31, 2025 and 2024, the receivables relating to the Eidos-Alexion License Agreement on our consolidated balance sheets were $0.2 million and $0.6 million, respectively. During the years ended December 31, 2025 and 2024, we recognized license and services and royalty revenue of $33.3 million and $0.6 million, respectively, under the Eidos-Alexion License Agreement. Our consolidated balance sheet as of December 31, 2025 includes a deferred balance of $2.8 million ($1.0 million presented as “Deferred revenue, current portion” and $1.8 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial. Our consolidated balance sheet as of December 31, 2024 includes $3.0 million presented as “Deferred revenue, current portion” related to the ACT-EARLY clinical trial as it was determined at that time the expenses would be incurred within a year.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the year ended December 31, 2025, we incurred $6.9 million of license fees due to Stanford University, which were related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 11) as well as the regulatory milestone achieved in May 2025 under the Eidos-Alexion License Agreement (refer to Note 11). These license fees were capitalized as finite-lived intangible assets (refer to Note 7). In addition, during the year ended December 31, 2025, we incurred $6.8 million in royalties related to commercial sales of Attruby and Beyonttra. For the year ended December 31, 2024, we incurred $8.1 million of license fees due to Stanford University related to the Company entering into an exclusive license agreement with Bayer in March 2024 and an immaterial amount in royalties related to commercial sales of Attruby. For the year ended December 31, 2023, license fees incurred and due to Stanford University were immaterial.
Resilience Development and Manufacturing Service Agreements
In September 2023, BridgeBio Gene Therapy, LLC (“BBGT”), formerly Aspa Therapeutics, Inc., and Adrenas Therapeutics Inc. (“Adrenas”), each entered into a Development and Manufacturing Services Agreement (collectively the “Resilience DMSAs”) and a Project Agreement (collectively the “Resilience PAs”), (collectively the “Resilience Agreements”) with Resilience US, Inc. (“Resilience”), for Resilience to provide contract development, manufacturing, testing and related services with respect to therapeutic and pharmaceutical products for the clinical development applications of BBP-812 and BBP-631, respectively. BBP-812 is an intravenous Adeno-associated virus serotype 9 (“AAV9”) investigational drug product intended for the treatment of children with Canavan Disease, under the age of five years. BBP-631 is an intravenous adeno-associated virus 5 gene (“AAV5”) investigational drug product intended for the treatment of adults and children with congenital adrenal hyperplasia. The Resilience DMSAs have 10-year terms and may each be extended for additional two-year periods. Under the Resilience PAs, Resilience will provide BBGT with a cost-sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $15.5 million. Under the Resilience PAs, Resilience will provide Adrenas with a cost-sharing credit of the lesser of a fixed percentage of certain agreed upon service costs or $29.3 million. In addition to the payments for their share of services performed by Resilience, BBGT and Adrenas may each be required to make future payments of up to $10.0 million upon achievement of certain development and approval milestone events, and royalty payments (mid-single digits for BBP-812 and low-single digits for BBP-631) based on achievement of certain net sales metrics.
In September 2024, we announced our decision to cease pursuing development of BBP-631, the Company’s investigational AAV5 gene therapy, for congenital adrenal hyperplasia (“CAH”), under our plans to reprioritize and advance our corporate strategy and development programs (Refer to Note 17 for additional details). In October 2024, Adrenas provided written notice to Resilience for the termination of the Development and Manufacturing Services Agreement and Project Agreement for the clinical application of BBP-631 effective October 2024, and all rights and obligations thereunder. In February 2025, BBGT provided written notice to Resilience for the termination of the Development and Manufacturing Services Agreement and Project Agreement for the clinical application of BBP-812 effective February 2025, and all rights and obligations thereunder.
Other License and Collaboration Agreements
In addition to the agreements described above, we have also entered into other license and collaboration agreements with various institutions and business entities on terms similar to those described above, none of which are material individually or in the aggregate.
13.      Leases
We have operating leases for our corporate headquarters, office spaces and laboratory facilities. One of our office space leases has a finance lease component representing lessor provided furniture and office equipment. Our finance lease, which is presented as part of “Property and equipment, net” on our consolidated balance sheets, is not material.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
The components of lease cost are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Straight-line operating lease costs	$4,902	$4,110	$4,032
Finance lease costs	367	395	420
Variable lease costs	4,417	6,305	6,844
Total lease cost	$9,686	$10,810	$11,296
Supplemental cash flow information related to leases are as follows:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,547	$5,092	$4,829
Operating cash flows for finance lease	$460	$445	$397
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$6,567	$1,591	$1,179
Supplemental information related to the remaining lease term and discount rate are as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	2.9	3.6	4.7
Finance lease	0.1	1.1	2.1
Weighted-average discount rate
Operating leases	6.8%	6.0%	6.0%
Finance lease	6.6%	6.6%	6.6%

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
As of December 31, 2025, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Year ending December 31:
2026	$6,642
2027	1,320
2028	976
2029	494
2030	494
Thereafter	947
Total future minimum lease payments	10,873
Imputed interest	(870)
Total	$10,003

Reported as of December 31, 2025
Operating lease liabilities, current portion	$6,192
Operating lease liabilities, net of current portion	3,811
Total operating lease liabilities	$10,003
No impairment loss was recognized for the year ended December 31, 2025. The impairment loss recognized was immaterial for the years ended December 31, 2024 and 2023, respectively.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
2023 Shelf Registration Statement and ATM Agreement
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We will pay the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. In 2023, 2,171,217 shares were issued under the ATM Agreement, for net proceeds of $65.0 million, after deducting sales agent fees and commissions of $1.0 million. In 2024, 1,061,991 shares were issued under the ATM Agreement, for net proceeds of $38.1 million, after deducting sales agent fees and commissions of $0.6 million. As of December 31, 2025, we are still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf.
Securities Purchase Agreement and Private Placement
In September 2023, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement pursuant to which we sold and issued to the Investors in a private placement (the “Private Placement”) an aggregate of 9,167,723 shares of our common stock, par value $0.001 per share, at a purchase price of $27.27 per share. We paid certain placement agents a commission based on the aggregate gross proceeds received from all sales of the common stock under the Private Placement. One of the placement agents in the Private Placement was KCM, which is an affiliate of KKR Genetic Disorder L.P., a related party being a stockholder who beneficially owns greater than 5% of our outstanding securities. KCM received a commission of $1.8 million of the aggregate gross proceeds received from all sales of the common stock in the Private Placement. During the year ended December 31, 2024, we received net proceeds of $240.8 million under the Private Placement offering, after deducting placement agent commissions of $8.7 million and offering costs of $0.5 million.
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
15.      Stock-Based Compensation
Under each of the legal entity’s equity plans, we recorded stock-based compensation in the following expense categories on our consolidated statements of operations for employees and non-employees:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of goods sold	$1,265	$—	$—
Research and development	49,267	49,844	61,647
Selling, general and administrative	84,656	63,862	53,369
Restructuring, impairment, and related charges	1,694	160	—
Total stock-based compensation	$136,882	$113,866	$115,016

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We recorded $3.9 million, $18.1 million, and $6.3 million of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, for performance-based milestone awards that were achieved during the periods and were settled in cash. During the years ended December 31, 2025 and 2024, $3.6 million, and an immaterial amount, respectively, of stock-based compensation expense were capitalized to inventories.
Equity-Based Awards of BridgeBio
In December 2023, the Amended and Restated 2019 Inducement Equity Plan (the “A&R 2019 Inducement Plan”) was amended and restated to increase the number of shares authorized for issuance from 2,000,000 shares to 3,750,000 shares. In June 2024, our stockholders approved an amendment and restatement of our 2021 Amended and Restated Stock Option and Incentive Plan (the “2021 A&R Plan”) to, among other things, increase the number of shares of common stock authorized for issuance by 6,500,000 shares. In June 2025, our stockholders further approved an amendment and restatement of the 2021 A&R Plan to, among other things, increase the number of shares of common stock authorized for issuance by 5,000,000 shares. As of December 31, 2025, 10,563,629 shares and 747,576 shares were reserved for future issuances under the 2021 A&R Plan and the A&R 2019 Inducement Plan, respectively. We also reserved 2,802,644 shares under the Eidos Award Exchange in 2021 (the “Eidos Award Exchange Plan”), all of which were issued upon execution of the Eidos Award Exchange as discussed below. The 2021 A&R Plan and the A&R 2019 Inducement Plan and the Eidos Award Exchange Plan are collectively referred herein as the “Plans.”
2020 Stock and Equity Award Exchange Program
On April 22, 2020, we completed our Exchange Program for certain subsidiaries, which was an opportunity for eligible controlled entities’ employees and consultants to exchange their subsidiary equity (including common stock, vested and unvested stock options and RSAs) for BridgeBio equity (including common stock, vested and unvested stock options and RSAs) and/or performance-based milestone awards tied to the achievement of certain development and regulatory milestones. The Exchange Program aligns our incentive compensation structure for employees and consultants across the BridgeBio group of companies to be consistent with the achievement of our overall corporate goals. In connection with the Exchange Program, we issued awards of BridgeBio equity under the 2019 Amended and Restated Stock Option and Incentive Plan (the “2019 A&R Plan”), which was amended and restated in December 2021 into the 2021 A&R Plan and further amended and restated in June 2024 and in June 2025, respectively, as mentioned above, to 149 grantees covering 554,064 shares of common stock, 1,268,110 stock options to purchase common stock, 50,145 shares of RSAs and 22,611 shares of performance-based RSAs. The exchange also included performance-based milestone awards of up to $183.4 million to be settled in fully-vested RSAs in the future upon achievement of the milestones. In consideration for all the subsidiaries’ shares tendered, BridgeBio increased its ownership in controlled entities included in the Exchange Program and the corresponding noncontrolling interest decreased.
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
At the completion of the Exchange Program, we determined $17.4 million of the performance-based milestone awards were probable of achievement and represented the incremental stock-based compensation cost resulting from the modification of time-based equity awards to performance-based milestone awards. These performance-based milestone awards were to be recognized over a period ranging from 0.7 years to 1.7 years. There was no incremental stock-based compensation cost arising from the completion of the Exchange Program on November 18, 2020. Under ASC 718, we account for such performance-based milestone awards as a liability in “Accrued compensation and benefits” and in “Other long-term liabilities” on the consolidated balance sheets due to the fixed milestone amount that will be converted into a variable number of shares of BridgeBio common stock to be granted upon the achievement date.
Stock Option Grants
The following table summarizes BridgeBio’s stock option activity under the Plans for the year ended December 31, 2025:

	Options Outstanding		Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024		12,499,883
Regular equity program	11,172,627		$25.76	6.2	$78,764
Eidos Awards Exchange	1,014,175		$14.18	4.3	$13,734
Exchange Program	313,081		$2.20	4.3	$7,995
Granted		180,733
Regular equity program	180,733		$38.59
Exercised		(1,180,825)
Regular equity program	(835,876)		$28.46
Eidos Awards Exchange	(279,359)		$13.96
Exchange Program	(65,590)		$0.68
Cancelled		(7,583)
Regular equity program	(7,583)		$35.35
Outstanding as of December 31, 2025		11,492,208
Regular equity program	10,509,901		$25.76	5.3	$533,163
Eidos Awards Exchange	734,816		$14.26	3.2	$45,726
Exchange Program	247,491		$2.61	3.5	$18,285
Exercisable as of December 31, 2025		10,527,845
Regular equity program	9,545,538		$26.17	5.1	$480,355
Eidos Awards Exchange	734,816		$14.26	3.2	$45,726
Exchange Program	247,491		$2.61	3.5	$18,285
The options granted to employees and non-employees are exercisable at the closing price as reported on the Nasdaq Global Select Market of BridgeBio’s common stock at the respective grant dates. The options granted have a service condition and generally vest over a period of three to four years.
The weighted-average grant date fair value of options granted during the year ended December 31, 2025 was $30.15.
The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025 in the table above are calculated based on the difference between the exercise price and the current fair value of BridgeBio’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023, was $32.2 million, $2.9 million and $5.3 million, respectively.
As of December 31, 2025, there was $11.7 million of total unrecognized compensation cost related to stock options under the Plans that is expected to be recognized over a weighted-average period of 1.3 years.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Time-Based RSUs
The following table summarizes BridgeBio’s time-based RSU activity under the Plans for the year ended December 31, 2025:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	10,272,798	$21.91
Granted	4,383,339	$35.20
Vested	(4,758,614)	$23.64
Cancelled	(957,588)	$23.77
Balance as of December 31, 2025	8,939,935	$27.31
The time-based RSUs have a service condition and generally vest over a period of two to four years. As of December 31, 2025, there was $229.0 million of total unrecognized compensation cost related to time-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 2.2 years.
Performance-Based Milestone Awards
Apart from the milestone awards under the Exchange Program described above, we also have performance-based milestone compensation arrangements with certain employees and consultants whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion, upon achievement of each contingent milestone. Upon achievement of a contingent milestone and if such performance-based milestone awards are settled in the form of equity, these are satisfied in the form of fully-vested RSAs. We recognize such contingent stock-based compensation expense when the milestone is probable of achievement. Refer to Note 8 for contingent compensation accrued associated with performance-based milestone awards that are determined to be probable as of December 31, 2025.
Performance-Based RSUs
The following table summarizes BridgeBio’s performance-based RSU activity under the Plans for the year ended December 31, 2025:

	Unvested Shares of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2024	3,326	$18.71
Granted	194,650	$33.75
Vested	(3,326)	$18.71
Cancelled	—	$—
Balance as of December 31, 2025	194,650	$33.75
In March 2025, the Company approved and granted RSUs under the 2021 A&R Plan to certain officers and employees with vesting based on achievement of positive top-line readout targets, which are subject to the continued service of the officers and employees through the applicable vesting date and are subject to accelerated vesting upon a change in control event (“performance-based RSUs”). We recognize such contingent stock-based compensation expense when the top-line readout targets are probable of achievement. As of the date of this report, the top-line readout targets were all achieved. As of December 31, 2025, there was $6.5 million of total unrecognized compensation cost related to performance-based RSUs under the Plans that is expected to be recognized over a weighted-average period of 1.6 years.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
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
The respective grant-date fair value of the market-based RSUs, which aggregated to $10.8 million, was determined using the Monte Carlo valuation model and are recognized as compensation expense over the derived service period of the awards. The assumptions used in the Monte Carlo valuation included expected volatility ranging from 96.8% - 113.7%, risk-free rate ranging from 4.2% - 4.4%, no expected dividend yield, expected term of three to six years and possible future market capitalization over the derived service period based on historical stock prices and market capitalization.
As of December 31, 2025, 232,142 market-based RSUs were outstanding with a weighted average grant date fair value of $28.97. As of December 31, 2025, there was no unrecognized compensation cost related to market-based RSUs under the Plans.
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
For the year ended December 31, 2025, employees purchased 261,422 shares for $6.4 million under our ESPP. As of December 31, 2025, 3,100,352 shares were reserved for future issuance under the ESPP.
Valuation Assumptions
We used the Black-Scholes model to estimate the fair value of stock options and stock purchase rights under the ESPP. The following table presents the weighted-average assumptions used in the Black-Scholes calculations:

	Years Ended December 31,
	2025		2024		2023
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (in years)	6.0	0.5	6.0	0.5	6.0	0.5
Expected volatility	94.0% - 94.7%	46.7% - 60.9%	92.0% - 93.1%	52.0% - 122.1%	66.2% - 67.5%	86.1% - 122.1%
Risk-free interest rate	4.1%	4.1% - 5.0%	3.8% - 4.3%	5.0% - 5.5%	3.9% - 4.1%	3.1% - 5.5%
Dividend yield	—	—	—	—	—	—
Weighted-average fair value of stock-based awards granted	$30.15	$14.09	$21.28	$11.34	$8.48	$8.22
16.      Restructuring, Impairment, and Related Charges
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

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We continuously evaluate our restructuring initiatives to streamline our operations and are committed to a restructuring program designed to drive operational changes, improve efficiencies and achieve cost savings to advance our corporate strategy and development programs. Our restructuring initiatives could include, among other components, consolidation and rationalization of our facilities, reprioritization of development programs and the reduction in our workforce. Our estimate of the costs is subject to certain assumptions and actual results may differ from those estimates or assumptions. We may also incur additional costs that are not currently foreseeable as we continue to evaluate our restructuring alternatives to drive operational changes in business processes, efficiencies and cost savings.
“Restructuring, impairment, and related charges” included on our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Winding down, exit and other related costs	$16,680	$10,255	$7,211
Severance and employee-related costs	4,667	5,079	715
Long-lived assets impairments and write-offs	—	271	—
Total	$21,347	$15,605	$7,926
The following table summarizes the activity related to the restructuring liabilities associated with our restructuring plans for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$1,848	$55	$6,826
Restructuring, impairment, and related charges	21,347	15,605	7,926
Cash payments	(14,478)	(13,374)	(14,697)
Noncash activities	(1,728)	(438)	—
Ending balance	$6,989	$1,848	$55
Restructuring liabilities are presented on our consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024

	(in thousands)
Accounts payable	$1,270	$330
Accrued compensation and benefits	2,045	332
Accrued research and development liabilities	3,584	1,020
Other current liabilities	90	166
Total	$6,989	$1,848

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
17.      Income Taxes
The following table presents the components of net loss before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$437,614	$207,795	$565,840
Foreign	294,889	334,399	87,411
Total loss before income taxes	$732,503	$542,194	$653,251
The following table presents the provision of income taxes for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
U.S. federal	$(78)	$811	$—
State	—	—	—
Foreign	513	342	—
Total current	435	1,153	—
Deferred	—	—	—
Total provision for income taxes	$435	$1,153	$—

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the statutory federal rate and our effective tax rate (after the adoption of ASU 2023-09, on a retrospective basis) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(in thousands, except percentage data)
U.S. federal statutory tax rate	$(153,830)	21.0%	$(113,860)	21.0%	$(137,110)	21.0%
Foreign tax effects
Switzerland
Changes in valuation allowances	58,930	(8.1)%	39,800	(7.3)%	10,230	(1.6)%
Foreign rate differential	3,890	(0.5)%	30,300	(5.6)%	7,970	(1.2)%
Nontaxable or nondeductible items	—	—%	(170)	—%	200	—%
Other foreign jurisdictions	(380)	—%	630	(0.1)%	(40)	—%
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI)	—	—%	52,790	(9.7)%	—	—%
Other	—	—%	1,700	(0.3)%	—	—%
Tax credits
Research and development tax credit	(15,880)	2.2%	(14,780)	2.7%	(13,230)	2.0%
Orphan drug credit	(5,030)	0.7%	(7,720)	1.4%	(7,290)	1.1%
Changes in valuation allowances	125,510	(17.1)%	(170)	—%	120,440	(18.4)%
Nontaxable or nondeductible items
Disallowed executive compensation	9,120	(1.3)%	6,320	(1.2)%	5,130	(0.8)%
Excess tax benefit on stock awards	(30,850)	4.2%	(7,350)	1.4%	(3,590)	0.5%
Other	(555)	0.1%	1,693	(0.3)%	790	(0.1)%
Changes in unrecognized tax benefits	4,980	(0.7)%	4,020	(0.7)%	4,760	(0.7)%
Other adjustments
Deconsolidation of subsidiaries	3,770	(0.5)%	7,630	(1.4)%	9,120	(1.4)%
Other	760	(0.1)%	320	(0.1)%	2,620	(0.4)%
Effective tax rate	$435	(0.1)%	$1,153	(0.2)%	$—	—%
The following table presents the income taxes paid for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Federal	$1,000	$—	$—
State	—	—	—
Foreign:
UK	198	—	—
Foreign subtotal	198	—	—
Total cash paid for income taxes (net of refunds)	$1,198	$—	$—

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$490,732	$379,019
Amortization	9,948	10,188
Accruals and reserves	11,251	7,787
Deferred revenue	3,856	—
Stock-based compensation	20,621	21,109
Equity method investments	16,110	2,998
Tax credits	139,489	117,020
Operating lease liabilities	1,944	2,200
Deferred income from asset sale	2,312	2,242
Capitalized research and experimental expenditures	157,931	150,520
Deferred interest expense	45,192	30,747
Property and equipment	712	918
Unrealized gains and losses	47	3,336
Deferred royalty obligations	69,427	—
Other	—	554
Gross deferred tax assets	969,572	728,638
Less valuation allowance	(968,021)	(727,326)
Deferred tax assets, net of valuation allowance	1,551	1,312
Deferred tax liabilities:
Operating lease right-of-use assets	(1,465)	(1,312)
Other	(86)	—
Deferred tax liabilities	(1,551)	(1,312)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2025, we have net operating loss carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of approximately $1.7 billion and $462.2 million, respectively.
The federal net operating losses generated prior to 2018 amounting to $10.8 million will begin to expire in 2036, losses generated after 2018 amounting to $1.6 billion will carry over indefinitely and will be subject to an 80% taxable income limitation in the year utilized. State net operating losses will generally begin to expire in 2036. We also have foreign net operating loss carryforwards of $543.0 million available to reduce future taxable income, if any, which will begin to expire in 2030.
As of December 31, 2025, we have federal research and development and orphan drug credit carryforwards of approximately $141.3 million, which will expire beginning in 2038 if not utilized.
As of December 31, 2025, we have California and other state research and development tax credit carryforwards of $37.4 million. The state research and development tax credits will expire at various dates while the California research and development tax credits will carry over indefinitely.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the Internal Revenue Code of 1986, as amended, to eliminate current-year deductibility of research and experimentation (“R&E”) expenditures and software development costs (collectively, “R&E expenditures”) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the U.S.). The Company generated a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2024 which was fully offset by a valuation allowance. On July 4, 2025, the current administration signed the One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The OBBBA permanently reinstates the immediate deduction of domestic specified research and experimental expenditures. The Company continues to generate a deferred tax asset for foreign capitalized R&E expenditures for the year ended December 31, 2025 which is fully offset by a valuation allowance.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses and forecast of future losses, we provided a valuation allowance against the U.S. federal, state, and foreign deferred tax assets resulting from the tax losses and credits carried forward.
The valuation allowance increased by $240.7 million, $55.2 million and $138.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, we have an immaterial amount of undistributed earnings of our non-U.S. subsidiaries for which we have not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. The amount of applicable taxes due if such earnings were distributed would be immaterial. Accordingly, we have not provisioned U.S. state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,

	2025	2024
	(in thousands)
Beginning balance	$36,866	$30,856
Additions of prior year positions	318	99
Reductions of prior year positions	—	(520)
Additions based on tax positions related to current year	6,795	6,431
Ending balance	$43,979	$36,866
As of December 31, 2025 and 2024, we have not recorded interest and penalties associated with our unrecognized tax benefits. Our policy is to recognize interest and penalties related to income tax matters in “Provision for income taxes” on our consolidated statements of operations.
Our unrecognized gross tax benefits would not reduce the annual effective tax rate if recognized because we have recorded a valuation allowance on our deferred tax assets.
We file federal and various income tax returns. We currently have no federal or state tax examinations in progress. All years are open for examination by federal, state and foreign authorities.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
18.      Net Loss Per Share
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the years ended December 31, 2025, 2024 and 2023 diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of December 31,
	2025	2024	2023
Unvested RSAs	—	—	85,453
Unvested RSUs	8,939,935	10,272,798	8,942,813
Unvested performance-based RSUs	194,650	3,326	3,326
Unvested market-based RSUs	232,142	375,000	375,000
Common stock options issued and outstanding	11,492,208	12,499,883	12,332,442
Estimated shares issuable under performance-based milestone compensation arrangements	913,176	2,558,295	4,865,250
Estimated shares issuable under the ESPP	105,232	122,268	75,889
Assumed conversion of 2027 Notes	12,878,305	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	—	—
	54,003,084	46,412,863	47,261,466
Our 2031 Notes, 2029 Notes, and 2027 Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.
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
19.      Subsequent Event
On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”), pursuant to an Indenture dated January 21, 2026 (the “2033 Notes Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “2033 Notes Trustee”), in a private offering to qualified institutional buyers (the “2026 Note Offering”) pursuant to Rule 144A under the Securities Act. The 2033 Notes issued in the 2026 Note Offering include $82.5 million aggregate principal amount of 2033 Notes sold to the initial purchasers of the 2033 Notes (the “2033 Notes Initial Purchasers”) pursuant to the exercise in full of the 2033 Notes Initial Purchasers’ option to purchase additional 2033 Notes.
The 2033 Notes are senior, unsecured obligations of BridgeBio and will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026, at a rate of 0.75% per year. The 2033 Notes will mature on February 1, 2033, unless earlier converted, redeemed or repurchased. The 2033 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.

BRIDGEBIO PHARMA, INC.
Notes to Consolidated Financial Statements
We received net proceeds from the 2033 Note Offering of approximately $619.3 million, after deducting the 2033 Notes Initial Purchasers’ discount and offering costs. We used approximately $82.5 million of the net proceeds from the 2026 Note Offering to pay for the repurchase of 1,081,825 shares of BridgeBio’s common stock from certain purchasers of the 2033 Notes in privately negotiated transactions. We intend to use the remainder of the net proceeds from the 2026 Note Offering to settle future conversion obligations in respect of or repay at maturity a portion of our 2027 Notes, on or before the maturity date of the 2027 Notes and for general corporate purposes, which may include working capital, capital expenditures and/or debt repayment.
The 2033 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2033 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2033 Notes then outstanding may declare the entire principal amount of all the 2033 Notes plus accrued special interest, if any, to be immediately due and payable.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
As of December 31, 2025, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting under the 2013 “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”), of the Treadway Commission, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their attestation report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of BridgeBio Pharma, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of BridgeBio Pharma, Inc. and its subsidiaries and controlled entities (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 24, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On November 14, 2025, Dr. Hannah A. Valantine, a member of our Board of Directors, adopted a trading plan (the “Valantine Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Valantine Trading Plan provides for the potential sale of a maximum of (i) 36,963 shares of our common stock underlying the stock options held by Dr. Valantine and (ii) 100% of net vested shares of our common stock to be issued to Dr. Valantine upon vesting of her restricted stock units (“RSUs”) on June 20, 2026. On the date when the Valantine Trading Plan was adopted, Dr. Valantine held no such net vested shares. Dr. Valantine’s net vested share amount will change as additional RSUs vest on the applicable vesting date. The aggregate number of net vested shares of common stock that will be available for sale by Dr. Valantine is not yet determinable because the shares available will be net of shares to be withheld to satisfy tax obligations in connection with the vesting of her RSUs on the vesting date. Dr. Valantine is not permitted to transfer, sell or otherwise dispose of any shares under the Valantine Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Valantine Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Valantine Trading Plan is adopted; or (b) the 121st day after the adoption date. The Valantine Trading Plan is expected to remain in effect until the earlier of (a) December 31, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth on Addendum A of the Valantine Trading Plan have expired; (c) as soon as practicable following the date on which Dr. Valantine gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Valantine Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Valantine Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Valantine Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Dr. Valantine that would result in a modification or change to the amount, price or timing of the sale of shares under the Valantine Trading Plan but the requirements for a modification of the Valantine Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.
On December 3, 2025, Ms. Andrea J. Ellis, a member of our Board of Directors, adopted a trading plan (the “Ellis Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Ellis Trading Plan provides for the potential sale of an aggregate of 82,088 shares of our common stock underlying the stock options held by Ms. Ellis. Ms. Ellis is not permitted to transfer, sell or otherwise dispose of any shares under the Ellis Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Ellis Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Ellis Trading Plan is adopted; or (b) the 121st day after the adoption date. The Ellis Trading Plan is expected to remain in effect until the earlier of (a) November 30, 2026; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth on Addendum A of the Ellis Trading Plan have expired; (c) as soon as practicable following the date on which Ms. Ellis gives written notice to MSSB to terminate the Ellis Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Ellis Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Ellis Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Ms. Ellis that would result in a modification or change to the amount, price or timing of the sale of shares under the Ellis Trading Plan but the requirements for a modification of the Ellis Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

On December 4, 2025, Dr. Frank McCormick, a member of our Board of Directors, adopted a trading plan on behalf of the Francis P. McCormick Revocable Trust U/A DTD 1/27/2017, of which Dr. McCormick is a trustee, for the sale of a maximum of 200,000 shares of our common stock (the “McCormick Trading Plan”). The McCormick Trading Plan is intended to satisfy the affirmative defense conditions of the Securities and Exchange Act Rule 10b5-1(c) and is expected to take effect on March 6, 2026 and remain in effect until the earlier of (1) March 5, 2027 and (2) the date on which an aggregate of 200,000 shares of our common stock have been sold under such McCormick Trading Plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, located at https://investor.bridgebio.com/governance/governance-documents/default.aspx. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10‑K:
1.Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K:

Page
Report of Independent Registered Public Accounting Firm	149
Consolidated Balance Sheets as of December 31, 2025 and 2024	151
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	152
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023	153
Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit for the years ended December 31, 2025, 2024 and 2023	154
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	155
Notes to Consolidated Financial Statements	157
2.Financial Statement Schedules:
All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.
(b)Exhibits required by Item 601 of Regulation S‑K:
The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutic, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the SEC on October 6, 2020).	8-K	001-38959	2.1	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its shareholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Description of Securities.	10-K	001-38959	4.3	February 25, 2022

4.4	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.5	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	March 10, 2020

4.6	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.7	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 29, 2021

4.8	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.9†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.10	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.11	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	February 28, 2025

4.12	Indenture, dated as of January 21, 2026, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	January 21, 2026

4.13	Form of Global Note, representing BridgeBio Pharma, Inc.’s 0.75% Convertible Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 21, 2026

10.1#	Amended and Restated 2021 Stock Option and Incentive Plan and forms of award agreements thereunder.	10-Q	001-38959	10.1	August 1, 2024

10.2#	Amended and Restated 2019 Employee Stock Purchase Plan.	10-Q	001-38959	10.1	November 4, 2021

10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-231759	10.3	June 24, 2019

10.4#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	333-231759	10.4	June 24, 2019

10.5#	Form of Indemnification Agreement, between the Registrant and each of its executive officers.	S-1	333-231759	10.5	June 24, 2019

10.6†	Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1 effective September 25, 2017.	S-1	333-231759	10.9	May 24, 2019

10.7†	License Agreement, between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated as of January 29, 2018.	S-1	333-231759	10.10	May 24, 2019

10.8†	Asset Purchase Agreement, among BridgeBio Pharma LLC, Origin Biosciences, Inc., and Alexion Pharma Holding Unlimited Company, dated as of June 7, 2018.	S-1	333-231759	10.11	May 24, 2019

10.9†	Cell Line License Agreement, by and between Life Technologies Corporation and BridgeBio Services, Inc., effective as of November 15, 2018.	S-1	333-231759	10.17	May 24, 2019

10.10#	Offer Letter, between BridgeBio Services, Inc. and Neil Kumar, dated December 14, 2017.	S-1	333-231759	10.19	June 11, 2019

10.11#	Offer Letter, between BridgeBio Services, Inc. and Brian Stephenson, dated October 28, 2018.	S-1	333-231759	10.20	June 11, 2019

10.12#	Offer Letter, between BridgeBio Services, Inc. and Charles Homcy, dated February 20, 2019.	S-1	333-231759	10.22	June 11, 2019

10.13#†	Consulting Agreement between Frank McCormick and the Registrant, effective as of January 1, 2021.	10-K	001-38959	10.16	February 23, 2023

10.14#†	Amendment No. 1 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2022.	10-K	001-38959	10.17	February 23, 2023

10.15#†	Amendment No. 2 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 3, 2023.	10-K	001-38959	10.18	February 23, 2023

10.16#†	Amendment No. 3 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 4, 2024.	—	—	—	Filed herewith

10.17#†	Amendment No. 4 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 4, 2025.	—	—	—	Filed herewith

10.18	Form of Tax Sharing Agreement, between the Registrant and each of its subsidiaries.	S-1	333-231759	10.27	June 24, 2019

10.19	Indemnification Agreement, between BridgeBio Pharma LLC and KKR Genetic Disorder, L.P., dated March 26, 2016.	S-1	333-231759	10.28	June 24, 2019

10.20†	License Agreement, by and between Eidos Therapeutics, Inc. and Alexion Pharma International Operations Unlimited Company, dated September 9, 2019.	10-Q	000-38959	10.1	November 8, 2019

10.21#	BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan.	S-8	333-276393	99.1	January 5, 2024

10.22#	Form of Restricted Stock Unit Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.3	August 3, 2023

10.23#	Form of Restricted Stock Award Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.4	August 3, 2023

10.24#	Form of Non-Qualified Stock Option Agreement under BridgeBio Pharma, Inc. Amended and Restated 2019 Inducement Equity Plan (2023 Form).	10-Q	000-38959	10.5	August 3, 2023

10.25#	Amended and Restated Director Compensation Policy.	—	—	—	Filed herewith

10.26†	Letter Agreement, Amendment #1 thereto, and Amendments to License Agreement between QED Therapeutics, Inc. and Novartis International Pharmaceutical Ltd., dated May 4, 2018,	10-K	001-38959	10.31	February 22, 2024

10.27†	License, Development and Commercialization Agreement, dated May 11, 2022, by and among the Registrant, Navire Pharma, Inc. and Bristol-Myers Squibb Company.	10-Q	001-38959	10.1	August 4, 2022

10.28	Equity Distribution Agreement dated May 4, 2023, by and among the Company and Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3ASR	333-271650	1.2	May 4, 2023

10.29†	Second Amendment, effective as of August 15, 2023, to the Exclusive (Equity) Agreement, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University, effective as of April 10, 2016, as amended by Amendment No. 1, effective September 25, 2017.	10-Q	001-38959	10.1	November 2, 2023

10.30#†	Amendment to Employment Agreement, between BridgeBio Services, Inc. and Brian Stephenson, dated February 21, 2024.	10-K	001-38959	10.39	February 22, 2024

10.31	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	March 10, 2020

10.32	Form of Confirmation for Capped Call Transactions.	8-K	001-38959	10.1	January 29, 2021

10.33†	First Amendment to Financing Agreement, dated as of February 12, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	10-Q	001-38959	10.3	May 2, 2024

10.34†	Funding Agreement, dated January 17, 2024, by and among LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.À R.L. as Purchasers, the Registrant and certain subsidiaries of the Registrant as Seller Parties, and Alter Domus (US) LLC as Collateral Agent.	10-Q	001-38959	10.4	May 2, 202

10.35†	Exclusive License Agreement, dated March 1, 2024, by and among Eidos Therapeutics, Inc., BridgeBio International GmbH, BridgeBio Europe B.V., and Bayer Consumer Care AG.	10-Q	001-38959	10.5	May 2, 2024

10.36†	Amendment No. 3, effective as of March 1, 2024, to Exclusive (Equity) Agreement effective April 10, 2016, by and between Eidos Therapeutics, Inc. and the Board of Trustees of the Leland Stanford Junior University.	10-Q	001-38959	10.6	May 2, 2024

10.37#†	Amendment No. 3 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 4, 2024.	10-Q	001-38959	10.7	May 2, 2024

10.38†	Second Amendment to Financing Agreement, dated as of June 20, 2024, by and among the Registrant, the Guarantors party thereto, the Lenders party thereto, and Blue Owl Capital Corporation as Administrative Agent.	10-Q	001-38959	10.1	August 1, 2024

10.39**
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
		8-K	001-38959	10.1	August 21, 2024

10.40**	Amended and Restated Limited Liability Company Agreement of GondolaBio, LLC, dated as of August 16, 2024.	8-K	001-38959	10.2	August 21, 2024

10.41#†	Employment Agreement between BridgeBio Services, Inc. and Thomas Trimarchi, dated October 10, 2024.	10-K	001-38959	10.41	February 20, 2025

10.42#	Consulting Agreement, dated March 17, 2025, between BridgeBio Pharma, Inc. and Brian Stephenson.	10-Q	001-38959	10.1	April 29, 2025

10.43†	Royalty Interest Purchase and Sale Agreement, dated June 27, 2025, by and among BridgeBio Pharma, Inc. Acoramidis Royalty SPV, LP and LSI Financing Fund, LP.	10-Q	001-38959	10.1	August 5, 2025

10.44†	First Amendment to Funding Agreement, dated as of June 27, 2025, by and among LSI Financing 1 Designated Activity Company and CPPIB Credit Europe S.À R.L. as Purchasers, the BridgeBio Pharma, Inc. and certain subsidiaries of BridgeBio Pharma, Inc. as Seller Parties, and Alter Domus (US) LLC as Collateral Agent.	10-Q	001-38959	10.2	August 5, 2025

10.45#	BridgeBio Pharma, Inc. Second Amended and Restated 2021 Stock Option and Incentive Plan and form award agreements thereunder.	8-K	001-38959	10.1	June 23, 2025

19	Amended and Restated Insider Trading Policy.	10-K	001-38959	19	February 22, 2024

21	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting.	—	—	—	Filed herewith

24	Power of Attorney (reference is made to signature page hereto).	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

97	Compensation Clawback Policy.	10-K	001-38959	97	February 22, 2024

101.INS	Inline XBRL Instance Document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	—	—	—	Filed herewith
*This certification is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
**Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).
# Indicates a management contract or any compensatory plan, contract or arrangement.

†Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission because such information (i) is not material and (ii) is the type that the registrant treats as private or confidential.

ITEM 16. FORM 10‑K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BridgeBio Pharma, Inc.

Date: February 24, 2026	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Kumar, Thomas Trimarchi, and Maricel M. Apuli, as their true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney‑in‑fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Kumar	Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2026
Neil Kumar, Ph.D.
/s/ Thomas Trimarchi	President, Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Thomas Trimarchi, Ph.D.

/s/ Maricel M. Apuli	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Maricel M. Apuli

/s/ Eric Aguiar	Director	February 24, 2026
Eric Aguiar, M.D.

/s/ Jennifer E. Cook	Director	February 24, 2026
Jennifer E. Cook

/s/ Douglas A. Dachille	Director	February 24, 2026
Douglas A. Dachille

/s/ Ronald J. Daniels	Director	February 24, 2026
Ronald J. Daniels

/s/ Andrea J. Ellis	Director	February 24, 2026
Andrea J. Ellis

/s/ Fred Hassan	Director	February 24, 2026
Fred Hassan

/s/ Charles Homcy	Director	February 24, 2026
Charles Homcy, M.D.

/s/ Andrew W. Lo	Director	February 24, 2026
Andrew W. Lo, Ph.D.

/s/ Frank P. McCormick	Director	February 24, 2026
Frank P. McCormick, Ph.D.

/s/ James C. Momtazee	Director	February 24, 2026
James C. Momtazee

/s/ Ali J. Satvat	Director	February 24, 2026
Ali J. Satvat

/s/ Randal W. Scott	Director	February 24, 2026
Randal W. Scott, Ph.D.

/s/ Hannah A. Valantine	Director	February 24, 2026
Hannah A. Valantine, M.D.