Form 10-Q
period 2026-03-31
BridgeBio Pharma, Inc.
filed 2026-05-07
CIK 1743881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2026, the registrant had 195,861,242 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward‑Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” “would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•the continued commercial success of AttrubyTM (acoramidis), including our expectations regarding the size and growth potential of the commercial markets for Attruby;
•the success, cost and timing of our clinical development of our late-stage product candidates, including low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9;
•our ability to continue planned preclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued preclinical and clinical development and planned regulatory submissions;
•our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•the expected timing of our regulatory submissions, and our anticipated interaction with and feedback from the U.S. Food and Drug Administration (the “FDA”) and similar regulatory authorities;
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
•the impacts of public health crises or macroeconomic factors that could impact our business, such as the effects of the ongoing conflicts in the Ukraine or in the Middle East on the global economy; supply chain and inflationary pressures, or significant political, trade or regulatory developments in the jurisdictions in which we may sell our products or conduct our operations;
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
Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026. You should carefully consider that information before you make an investment decision.
You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future as well as other cautionary statements the Company has made and may make. Except as required by law, the Company does not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.
The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

Risk Factors Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.
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
•Federal legislative and regulatory efforts, including efforts to implement reference pricing or most-favored-nation pricing models, impose tariffs on pharmaceutical products and active pharmaceutical ingredients, and promote or require domestic manufacturing, could impact our product revenues, increase our costs and operational complexity, and materially harm our business.
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
BRIDGEBIO and ATTRUBY are our registered trademarks in the United States (“U.S.”). BRIDGEBIO, ATTRUBY and BEYONTTRA are our registered trademarks in the European Union (“EU”), the United Kingdom (“UK”), Japan, and other jurisdictions. All other brand names and service marks, trademarks and other trade names appearing in this report are the property of their respective owners.
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

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$879,891	$570,119
Marketable securities	60,295	17,363
Accounts receivable, net	205,226	139,444
Inventories	32,980	26,753
Prepaid expenses and other current assets	62,914	44,070
Total current assets	1,241,306	797,749
Equity method investments	61,529	79,972
Property and equipment, net	4,941	5,366
Operating lease right-of-use assets	17,226	8,149
Intangible assets, net	27,359	28,077
Other assets	18,620	16,712
Total assets	$1,370,981	$936,025
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,058	$36,228
Accrued compensation and benefits	39,338	76,703
Accrued research and development liabilities	54,430	41,436
Operating lease liabilities, current portion	4,439	6,192
Deferred revenue, current portion	6,115	7,190
2027 Notes, net	547,483	—
Other current liabilities (2)	135,509	120,222
Total current liabilities	816,372	287,971
2033 Notes, net	619,631	—
2031 Notes, net	565,045	564,565
2029 Notes, net	741,402	740,890
2027 Notes, net	—	547,015
Deferred royalty obligations, net (3)	871,185	855,030
Operating lease liabilities, net of current portion	14,216	3,811
Deferred revenue, net of current portion	11,776	13,080
Other long-term liabilities	229	244
Total liabilities	3,639,856	3,012,606
Commitments and contingencies (Note 7)
Redeemable convertible noncontrolling interests	(951)	(570)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 204,386,699 shares issued and 195,707,702 shares outstanding as of March 31, 2026; 202,369,129 shares issued and 194,771,957 shares outstanding as of December 31, 2025	204	202
Treasury stock, at cost; 8,678,997 shares as of March 31, 2026; 7,597,172 shares as of December 31, 2025	(405,776)	(323,276)
Additional paid-in capital	2,112,454	2,057,646
Accumulated other comprehensive income (loss)	(8)	12
Accumulated deficit	(3,985,237)	(3,821,194)
Total BridgeBio stockholders’ deficit	(2,278,363)	(2,086,610)
Noncontrolling interests	10,439	10,599
Total stockholders’ deficit	(2,267,924)	(2,076,011)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$1,370,981	$936,025
(1)The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements as of that date.
(2)Including related party amounts of $3,622 and $2,003 as of March 31, 2026 and December 31, 2025, respectively (as described in Note 9).
(3)Including related party amounts of $206,377 and $204,650 as of March 31, 2026 and December 31, 2025, respectively (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net product revenue	$180,596	$36,739
License and services revenue	4,419	79,690
Royalty revenue	9,500	204
Total revenues, net	194,515	116,633
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	7,732	2,034
Cost of license, services, and royalty revenue	2,207	605
Total cost of revenues	9,939	2,639
Research and development	126,636	111,431
Selling, general and administrative	163,896	106,365
Restructuring, impairment, and related charges	—	570
Total operating costs and expenses	300,471	221,005
Loss from operations	(105,956)	(104,372)
Other income (expense), net:
Interest income	6,246	5,385
Interest expense	(12,942)	(18,121)
Noncash interest expense on deferred royalty obligations (1)	(39,873)	(24,020)
Loss on extinguishment of debt	—	(21,155)
Net loss from equity method investments	(18,283)	(15,556)
Other income, net	4,253	8,231
Total other expense, net	(60,599)	(65,236)
Net loss	(166,555)	(169,608)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,512	2,186
Net loss attributable to common stockholders of BridgeBio	$(164,043)	$(167,422)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.84)	$(0.88)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	194,789,897	190,145,253
(1)Including a related party amount of $(5,361) for the three months ended March 31, 2026 (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(166,555)	$(169,608)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(20)	(8)
Comprehensive loss	(166,575)	(169,616)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,512	2,186
Comprehensive loss attributable to common stockholders of BridgeBio	$(164,063)	$(167,430)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2025 (1)	$(570)	194,771,957	$202	7,597,172	$(323,276)	$2,057,646	$12	$(3,821,194)	$(2,086,610)	$10,599	$(2,076,011)
Repurchase of common stock	—	(1,081,825)	—	1,081,825	(82,500)	—	—	—	(82,500)	—	(82,500)
Issuance of shares under equity compensation plans	—	1,940,523	2	—	—	22,587	—	—	22,589	—	22,589
Issuance of common stock under employee stock purchase plan (ESPP)	—	131,185	—	—	—	5,466	—	—	5,466	—	5,466
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(54,138)	—	—	—	(4,074)	—	—	(4,074)	—	(4,074)
Stock-based compensation	—	—	—	—	—	32,784	—	—	32,784	—	32,784
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	16	16
Transfers from (to) noncontrolling interests	1,489	—	—	—	—	(1,955)	—	—	(1,955)	466	(1,489)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Net loss	(1,870)	—	—	—	—	—	—	(164,043)	(164,043)	(642)	(164,685)
Balances as of March 31, 2026	$(951)	195,707,702	$204	8,678,997	$(405,776)	$2,112,454	$(8)	$(3,985,237)	$(2,278,363)	$10,439	$(2,267,924)

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2024 (1)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under ESPP	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of RSU shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	$(227)	189,826,023	$197	7,597,172	$(323,276)	$1,938,369	$—	$(3,263,685)	$(1,648,395)	$9,957	$(1,638,438)
(1)The consolidated balances as of December 31, 2025 and 2024 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(166,555)	$(169,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,242	25,882
Net loss from equity method investments	18,283	15,556
Noncash interest expense on deferred royalty obligations (1)	39,873	24,020
Change in fair value of the embedded derivative associated with the deferred royalty obligation	(2,158)	(3,952)
Amortization of debt discount and issuance costs	1,819	1,621
Depreciation and amortization	1,186	1,284
Noncash lease expense	1,466	994
Loss on extinguishment of debt	—	21,155
Other noncash adjustments, net	306	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(65,782)	(110,543)
Inventories	(7,053)	(3,193)
Prepaid expenses and other current assets	(18,845)	(487)
Other assets	(1,795)	1,587
Accounts payable	(7,170)	17,571
Accrued compensation and benefits	(37,476)	(19,363)
Accrued research and development liabilities	12,994	(642)
Operating lease liabilities	(1,852)	(1,470)
Deferred revenue	(2,379)	(2,571)
Other liabilities (2)	4,617	2,945
Net cash used in operating activities	(197,279)	(199,235)
Investing activities:
Purchases of marketable securities	(52,666)	—
Maturities of marketable securities	10,000	—
Payment for an intangible asset	—	(1,595)
Purchases of property and equipment	(69)	—
Net cash used in investing activities	(42,735)	(1,595)
Financing activities:
Proceeds from issuance of 2033 Notes	632,500	—
Issuance costs and discounts associated with 2033 Notes	(12,796)	—
Proceeds from issuance of 2031 Notes	—	575,000
Issuance costs and discounts associated with 2031 Notes	—	(12,034)
Repurchase of common stock	(82,500)	(48,276)
Repayment of term loans	—	(459,000)
Repayments of deferred royalty obligations (3)	(11,293)	(144)
Proceeds from common stock issuances under ESPP	5,466	3,237
Proceeds from stock option exercises, net of repurchases	22,589	2,521
Transactions with noncontrolling interests	—	800
Repurchase of RSU shares to satisfy tax withholding	(4,074)	(1,776)
Net cash provided by financing activities	549,892	60,328
Net increase (decrease) in cash, cash equivalents, and restricted cash	309,878	(140,502)
Cash, cash equivalents, and restricted cash at beginning of period	572,140	683,244
Cash, cash equivalents, and restricted cash at end of period	$882,018	$542,742
(1)Including a related party amount of $5,361 for the three months ended March 31, 2026 (as described in Note 9).
(2)Including a related party amount of $3,622 for the three months ended March 31, 2026 (as described in Note 9).
(3)Including a related party amount of $(2,024) for the three months ended March 31, 2026 (as described in Note 9).
\
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,316	$23,271
Supplemental Disclosures of Noncash Investing and Financing Information:
Unpaid issuance costs associated with 2033 Notes	$431	$—
Unpaid property and equipment	$12	$337
Transfers to noncontrolling interests	$(1,955)	$(824)
Recognized intangible asset recorded to “Other current liabilities”	$—	$4,500
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$879,891	$540,599
Restricted cash — Included in “Prepaid expenses and other current assets”	550	126
Restricted cash — Included in “Other assets”	1,577	2,017
Total cash, cash equivalents and restricted cash at end of periods shown on the condensed consolidated statements of cash flows	$882,018	$542,742

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
In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9) in our late-stage development pipeline which have all released positive topline data. On March 30, 2026, we submitted our New Drug Application to the FDA for oral BBP-418 for the treatment of LGMD2I/R9.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim periods.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:
•revenue recognition for transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of the variable consideration and determining and allocating the transaction price to performance obligations,
•accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•accruals for performance-based milestone compensation arrangements,
•the expected recoverability and estimated useful lives of our long-lived assets,
•additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges,
•inventory valuation and related reserves,
•valuation of equity awards and related stock-based compensation, and
•allowance for credit losses.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of March 31, 2026 and December 31, 2025.
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Three Months Ended March 31,
	2026	2025
Bayer (as described in Note 10)	*	59.6%
Customer A	18.5%	10.6%
Customer B	24.1%	*
Customer C	21.5%	*
Customer D	14.4%	*
Customer E	16.7%	*
*Represents less than 10% and/or not a customer in the applicable period.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We are subject to credit risk from our accounts receivable which primarily consist of amounts due from product sales to customers and from license and collaboration agreements with strategic partners. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of March 31, 2026, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 22.5%, 21.5%, 19.5%, 16.4% and 15.5%. As of December 31, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 27.0%, 20.3%, 19.1%, 15.0% and 14.9%.
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
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds, U.S. treasury bills, agency discount notes, and other securities issued by the U.S. government or its agencies.
Our marketable securities consist of high investment grade fixed income securities invested in U.S. treasury bills and notes, and agency discount notes. In accordance with ASC 320, Investments - Debt Securities, we classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of stockholders’ deficit. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity which is included in interest income on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in “Other income (expense), net” on our condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Our cash, cash equivalents, marketable securities, and restricted cash are exposed to credit risk in the event of default by the financial institutions that hold or issue such assets. Our cash, cash equivalents, marketable securities, and restricted cash are held by financial institutions that management believes are of high credit quality. Our investment policy limits investments to fixed income securities denominated and payable in U.S. dollars such as commercial paper, U.S. government obligations, treasury bills, and money market funds, and places restrictions on maturities and concentrations by type and issuer.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted cash primarily represents certain letters of credit for lease agreements, for which we have pledged cash and cash equivalents as collateral.
Other Current Liabilities
Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	March 31, 2026	December 31, 2025

	(in thousands)
Accrued rebates and other related costs	$59,784	$45,909
Accrued commercial	36,963	35,773
Deferred royalty obligations, current portion (1)	21,488	11,221
Accrued professional services	7,540	3,665
Accrued interest	5,188	14,411
Other accrued liabilities	4,546	9,243
Total other current liabilities	$135,509	$120,222
(1)Including related party amounts of $3,622 and $2,003 as of March 31, 2026 and December 31, 2025, respectively (as described in Note 9).
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes our segment information for significant operating expenses:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenues:
Net product revenue	$180,596	$36,739
License and services revenue	4,419	79,690
Royalty revenue	9,500	204
Total revenues, net	194,515	116,633
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	7,732	2,034
Cost of license, services, and royalty revenue	2,207	605
Total cost of revenues	9,939	2,639

Research and development by significant program:
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	31,391	24,392
Infigratinib for achondroplasia and hypochondroplasia	35,533	27,934
BBP-418 for LGMD2I/R9	15,608	14,209
Encaleret for ADH1	20,428	15,459
Other development programs	6,760	11,430
Other research programs	16,916	18,007
Total segment research and development	126,636	111,431

Selling, general and administrative	163,896	106,365
Restructuring, impairment, and related charges	—	570
Total operating costs and expenses	300,471	221,005
Loss from operations	(105,956)	(104,372)
Other income (expense), net:
Interest income	6,246	5,385
Interest expense	(12,942)	(18,121)
Noncash interest expense on deferred royalty obligations (1)	(39,873)	(24,020)
Loss on extinguishment of debt	—	(21,155)
Net loss from equity method investments	(18,283)	(15,556)
Other income, net	4,253	8,231
Total other expense, net	(60,599)	(65,236)
Net loss	(166,555)	(169,608)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	2,512	2,186
Segment net loss attributable to common stockholders of BridgeBio	$(164,043)	$(167,422)
(1)Including a related party amount of $(5,361) for the three months ended March 31, 2026 (as described in Note 9).
There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio,” and consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio.”

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total revenues, net is attributed to regions based on the location of our customers or license and collaboration partners.

	Three Months Ended March 31,
	2026	2025
U.S.	92.9%	31.6%
Europe, Middle East, and Africa (EMEA)	6.0%	66.1%
Asia-Pacific (APAC)	1.1%	2.3%
Total	100.0%	100.0%
The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of March 31, 2026, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 41.5%, 54.1%, and 4.4%, respectively. As of December 31, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 44.2%, 51.6% and 4.2%, respectively.
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
The following are the components of variable consideration related to net product revenue:
•Chargebacks: Chargebacks result from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to our customers. Our customers charge us for the difference between what they pay for the product and the selling price to the qualified healthcare providers. We record reserves and reduce our product revenue for these chargebacks related to product sold to our customers during the reporting period as well as our estimate of product that remains in the distribution channel at the end of the reporting period that we expect will be sold to qualified healthcare providers in future periods. Our established reserve for chargebacks is included as an offset against our “Accounts receivable, net” balance on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Trade discounts and allowances: We provide customary invoice discounts on sales to our U.S. customers for prompt payment. The discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue, and the establishment of a reserve that is offset against our “Accounts receivable, net” balance on our condensed consolidated balance sheets.
•Distribution fees: We receive and pay for various distribution services provided by our customers. These fees are generally accounted for as a reduction of product revenue in the same period the related revenue is recognized, and the establishment of a reserve is offset against our “Accounts receivable, net” balance on our condensed consolidated balance sheets. To the extent that the services received are distinct from the sale of products to our customers, we classify these payments as “Selling, general and administrative expenses” on our condensed consolidated statements of operations.
•Government rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid programs in the U.S. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicare and Medicaid benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. Our estimates for the expected utilization of rebates are based on historical dispense data received from our customers and invoices received. We monitor sales trends and adjust the allowance on a quarterly basis to reflect the most recent rebate experience. Our reserve for these rebates is recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of the liability that is included in “Other current liabilities” on our condensed consolidated balance sheets.
•Other incentives: Other incentives include co-payment assistance that we provide to patients with commercial insurance that have coverage and qualify for co-payment assistance. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that we expect to receive associated with products that have been recognized as product revenue. The estimate is recorded as a reduction of product revenue in the same period that the related revenue is recognized and also results in the establishment of a liability which is included in “Other current liabilities” on our condensed consolidated balance sheets.
•Product returns: Consistent with industry practice, we offer our customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. In estimating for product returns, we consider historical product returns, the underlying product demand, and industry specific data. We estimate the amount of product sales that may be returned and record the estimate as a reduction of revenue and a refund liability included in “Other current liabilities” on our condensed consolidated balance sheets in the period the related product revenue is recognized.
There were no significant changes in estimates of variable considerations during the three months ended March 31, 2026 and 2025, respectively.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Inventories
Inventory is recorded at the lower of cost or net realizable value. The cost of raw materials, work in process and finished goods are determined using a standard cost approach, which approximates actual cost determined on a first-in, first-out basis. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made. We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sales. We periodically review inventories to identify excess, dated, or obsolete inventory and record reserves and write-downs as necessary to reflect inventories at net realizable value. Provision for inventory reserves and write-downs are recorded within “Cost of revenues” on the condensed consolidated statements of operations.
Inventories presented on the condensed consolidated balance sheet consisted of the following balances:

	March 31, 2026	December 31, 2025

	(in thousands)
Raw materials	$15,789	$14,997
Work in process	10,485	6,104
Finished goods	8,037	6,509
Inventory reserve	(1,331)	(857)
Total inventories	$32,980	$26,753
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
•Cost of license, services, and royalty revenue: Cost of license, services, and royalty revenue consists of manufacturing costs relating to product supply of Beyonttra to our collaboration partners, royalties owed to a third party on the net sales of our licensed product, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property rights.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Advertising Expense
Advertising expenses include costs incurred to market the Company’s branded product. Advertising production costs, which include costs incurred during production rather than when the advertising takes place, are expensed as incurred. Advertising communication costs, which include costs to run the ad campaign on digital or traditional marketing channels, such as on third-party websites, television, and social and print media, are expensed over the period of the campaign run. Advertising costs are included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across various media channels. Deferred advertising costs are not expensed until the advertising is broadcast.
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard effective January 1, 2026, and the adoption of this ASU did not have an impact on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted this standard effective January 1, 2026, and the adoption of this ASU did not have an impact on its consolidated financial statements and related disclosures.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values, due to their short-term nature.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2026
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$360,237	$360,237	$—	$—
U.S. Treasury securities	174,122	—	174,122	—
Agency discount notes	16,349	—	16,349	—
Total cash equivalents	550,708	360,237	190,471	—
Marketable securities:
U.S. Treasury securities	43,777	—	43,777	—
Agency discount notes	16,518	—	16,518	—
Total marketable securities	60,295	—	60,295	—
Total financial assets	$611,003	$360,237	$250,766	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$19,281	$—	$—	$19,281

	December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,602	$132,602	$—	$—
U.S. Treasury securities	11,960	—	11,960	—
Agency discount notes	25,938	—	25,938	—
Total cash equivalents	170,500	132,602	37,898	—
Marketable securities:
U.S. Treasury securities	9,421	—	9,421	—
Agency discount notes	7,942	—	7,942	—
Total marketable securities	17,363	—	17,363	—
Total financial assets	$187,863	$132,602	$55,261	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$21,439	$—	$—	$21,439
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Notes
The fair values of our 0.75% convertible senior notes due 2033 (the “2033 Notes”), 1.75% convertible senior notes due 2031 (the “2031 Notes”), 2.25% convertible senior notes due 2029 (the “2029 Notes”) and our 2.50% convertible senior notes due 2027 (the “2027 Notes”) (collectively, the “Notes”, refer to Note 8), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.
The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	March 31, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values

	(in thousands)
2033 Convertible Notes	$632,500	$609,632	$—	$—
2031 Convertible Notes	$575,000	$924,049	$575,000	$1,003,783
2029 Convertible Notes	$747,500	$839,640	$747,500	$833,625
2027 Convertible Notes	$550,000	$993,734	$550,000	$1,019,975
Deferred royalty obligations and embedded derivative liability
The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 9, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the “Deferred royalty obligations, net” on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net” on our condensed consolidated statements of operations. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product sales of Attruby and Beyonttra; (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.
Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement (refer to Note 9), net of the bifurcated embedded derivative liability, had an estimated fair value of $554.7 million and $565.5 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, we recognized a $2.2 million and $4.0 million gain, respectively, for the change in fair value of the embedded derivative liability in “Other income (expense), net” on our condensed consolidated statements of operations.
The deferred royalty obligation under the Royalty Purchase Agreement, as defined and discussed further in Note 9, had an estimated fair value of $343.7 million and $343.0 million as of March 31, 2026 and December 31, 2025, respectively, based on the Monte Carlo simulation model.
4.        Cash Equivalents and Marketable Securities
We invest in certain U.S. government money market funds, treasury bills, and agency discount notes classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills and notes.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash equivalents and marketable securities consisted of the following:

	March 31, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$360,237	$—	$—	$360,237
U.S. Treasury securities	174,121	2	(1)	174,122
Agency discount notes	16,349	—	—	16,349
Total cash equivalents	$550,707	$2	$(1)	$550,708
Marketable securities:
U.S. Treasury securities	43,785	—	(8)	43,777
Agency discount notes	16,519	—	(1)	16,518
Total marketable securities	60,304	—	(9)	60,295
Total cash equivalents and marketable securities	$611,011	$2	$(10)	$611,003

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$132,602	$—	$—	$132,602
U.S. Treasury securities	11,957	3	—	11,960
Agency discount notes	25,933	5	—	25,938
Total cash equivalents	$170,492	$8	$—	$170,500
Marketable securities:
U.S. Treasury securities	9,419	2	—	$9,421
Agency discount notes	7,940	2	—	7,942
Total marketable securities	17,359	4	—	17,363
Total cash equivalents and marketable securities	$187,851	$12	$—	$187,863
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our condensed consolidated balance sheets, are less than one year.
5.        Equity Method Investments
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
GondolaBio was formed on June 5, 2024 and the Company was the sole member. In August 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%. As of March 31, 2026, the Company’s equity ownership percentage in GondolaBio was 20.4%.
In August 2024, in conjunction with the Transaction Agreement, the limited liability company agreement of GondolaBio was amended and restated (the “A&R LLC Agreement”). The A&R LLC Agreement sets forth, among other things, the economic and governance rights of the members of GondolaBio, including governance rights, economic preferences, privileges, restrictions and obligations of the members. The change in governance structure and composition of the board of managers was deemed a VIE reconsideration event, and GondolaBio was deemed a VIE. As a result of the change in governance structure and composition of the board of managers, BridgeBio is no longer the primary beneficiary, as it no longer has the power over key decisions that significantly impact GondolaBio’s economic performance. Accordingly, BridgeBio deconsolidated GondolaBio, inclusive of Portal Therapeutics, Inc. and Sub21, Inc., on August 16, 2024.
Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323. GondolaBio was also deemed a related party. For the three months ended March 31, 2026 and 2025, the Company recognized a net loss from equity method investment of $6.4 million and $6.8 million, respectively. During the three months ended March 31, 2026, the Company’s share of GondolaBio’s net loss exceeded the carrying value of its investment. Accordingly, the Company recognized losses only to the extent of its investment, and the carrying value of the investment was reduced to zero. As of December 31, 2025, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $6.4 million, and is presented as part of “Equity method investments” on the condensed consolidated balance sheets.
In addition, the Company and GondolaBio ServiceCo, Inc., a wholly-owned subsidiary of GondolaBio, have an existing transition services agreement (the “GondolaBio Transition Services Agreement”) for the provision of certain transitionary consulting services by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into an agreement for a partial sublease of a facility which was amended and renewed in October 2025 (“sublease agreement”). Under the GondolaBio Transition Services Agreement and the sublease agreement, the Company recognized $2.5 million and $2.7 million, respectively, in other income and $1.9 million and $0.8 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had $4.6 million and $4.5 million, respectively, in prepaid expenses and other current assets for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized an immaterial amount and $0.7 million in research and development expenses for the three months ended March 31, 2026 and 2025, respectively, for transitionary consulting services provided by GondolaBio to BridgeBio. As of March 31, 2026 and December 31, 2025, the Company also had $1.5 million and $1.5 million, respectively, in other current liabilities for transitionary consulting services provided by GondolaBio to BridgeBio.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company’s equity ownership percentage in BBOT was 18.2% as of March 31, 2026. BridgeBio continues to account for its retained investment in BBOT, for which it has significant influence, using the equity method of accounting.
For the three months ended March 31, 2026 and 2025, we recognized a net loss from equity method investment of $11.7 million and $8.7 million, respectively. As of March 31, 2026 and December 31, 2025, the aggregate carrying amount of our equity method investment in BBOT was $60.8 million and $72.5 million, respectively, and is presented as part of “Equity method investments” on our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Level 1 fair value of our investment in BBOT was $130.6 million and $182.7 million, respectively, based on the quoted market price of BBOT's common stock as of those reporting dates.
In addition, the Company and Legacy BBOT have an existing transition services agreement (the “BBOT Transition Services Agreement”) for the provision of certain transitionary consulting services by the Company and Legacy BBOT. As of March 31, 2026 and December 31, 2025, the Company had $0.8 million and $0.6 million, respectively, in prepaid expenses and other current assets for transitionary consulting services provided by BridgeBio to BBOT. All other amounts, including research and development expenses and related accrued liabilities, were immaterial for all periods presented.
In August 2025, the Company and BBOT amended the BBOT Transition Services Agreement, pursuant to which BBOT agreed to issue 784,720 shares of its common stock to the Company by October 31, 2025. The shares were issued in October 2025.
6.        Intangible Assets, net
The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	March 31, 2026		December 31, 2025
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount

		(in thousands)		(in thousands)
Gross amount	13.7 years	$39,400	13.7 years	$39,400
Less accumulated amortization		(12,041)		(11,323)
Total		$27,359		$28,077
Amortization expense, recorded as part of “Cost of license, services, and royalty revenue” on our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, was $0.7 million and $0.6 million, respectively. Estimated future amortization expense is $2.2 million for the remainder of 2026, $2.9 million for each of the years from 2027 to 2031 and $10.7 million thereafter.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.        Commitments and Contingencies
Milestone Compensation Arrangements
We have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the Company’s equity incentive plans. The compensation arrangements under certain equity incentive plans are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested RSAs. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of March 31, 2026.

	Potential Fixed Monetary Amount	Accrued Amount (1)

Settlement Type	(in thousands)
Cash	$727	$—
Stock (2)	12,340	—
Cash or stock at our sole discretion	53,167	1,100
Total	$66,234	$1,100
(1)Amount recorded for performance-based milestone awards that are probable of achievement.
(2)Includes the performance-based milestone awards.
Other Commercial and Research and Development Agreements
We may also enter into contracts in the normal course of business with various counterparties, including vendors for our commercial product and product candidates, contract research organizations for services related to clinical trials, CMOs for clinical supplies, and other vendors for preclinical studies, supplies, and other operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of March 31, 2026 and December 31, 2025, there were no material amounts accrued related to termination charges.
In the normal course of business, we have also entered into contracts which contain minimum noncancellable purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of March 31, 2026, we have minimum noncancellable commitments in aggregate of $140.7 million.
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
8.        Debt
Notes
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
The 2033 Notes are senior, unsecured obligations of BridgeBio and accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026, at a rate of 0.75% per year. The 2033 Notes will mature on February 1, 2033, unless earlier converted, redeemed or repurchased. The 2033 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.
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
A holder of 2033 Notes may convert all or any portion of its 2033 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2032 only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on March 31, 2026 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2033 Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•If we call such notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as defined in the 2033 Notes Indenture.
On or after November 1, 2032 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its notes at any time, regardless of the foregoing circumstances.
The conversion rate will initially be 9.0435 shares of BridgeBio’s common stock per $1,000 principal amount of 2033 Notes (equivalent to an initial conversion price of approximately $110.58 per share of BridgeBio’s common stock, for a total of approximately 5,720,014 shares).

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2033 Notes in connection with such a corporate event. The maximum potential number of shares issuable should there be an increase in the conversion rate is 8,293,973 shares of BridgeBio’s common stock.
We may not redeem the 2033 Notes prior to February 6, 2030. We may redeem for cash all or any portion of the 2033 Notes, at our option, on a redemption date occurring on or after February 6, 2030 and on or before the 21st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2033 Notes. If we undergo a fundamental change (as defined in the 2033 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2033 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2033 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2033 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2033 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2033 Notes then outstanding may declare the entire principal amount of all the 2033 Notes plus accrued special interest, if any, to be immediately due and payable. The 2033 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2033 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2031 Notes, 2029 Notes and 2027 Notes; effectively junior to any of our secured indebtedness and obligations, including our obligations under our Funding Agreement (refer to Note 9), to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, including obligations under our Royalty Purchase Agreement (refer to Note 9).
In connection with the issuance of the 2033 Notes, we incurred approximately $13.2 million of debt issuance costs, which consisted of the 2033 Notes Initial Purchasers’ discounts, legal and professional fees. This was recorded as a reduction in the carrying value of the debt on the condensed consolidated balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2033 Notes, which is approximately seven years.
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
The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2031 Notes in connection with such a corporate event. The maximum potential number of shares issuable should there be an increase in the conversion rate is 16,739,400 shares of BridgeBio’s common stock.
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
The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event. The maximum potential number of shares issuable should there be an increase in the conversion rate is 11,361,851 shares of BridgeBio’s common stock.
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
The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event. The maximum potential number of shares issuable should there be an increase in the conversion rate is 17,707,635 shares of BridgeBio’s common stock.

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
As of March 31, 2026, the 2033 Notes and 2029 Notes were not convertible pursuant to their terms. The 2027 Notes and 2031 Notes are convertible for a limited period from April 1, 2026 through June 30, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. Notwithstanding the satisfaction of this conversion condition, the 2031 Notes were classified as noncurrent liabilities as of March 31, 2026 because we have the ability to settle any conversions in shares of BridgeBio’s common stock, as permitted under the terms of the 2031 Notes Indenture. The 2027 Notes, however, have been classified as current maturities of long-term debt as of March 31, 2026 due to their contractual maturity on March 15, 2027.
Additional Information Related to the Notes
The outstanding Notes’ balances consisted of the following:

	March 31, 2026
	2033 Notes	2031 Notes	2029 Notes	2027 Notes

	(in thousands)
Principal	$632,500	$575,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(12,869)	(9,955)	(6,098)	(2,517)
Net carrying amount	$619,631	$565,045	$741,402	$547,483

	December 31, 2025
	2031 Notes	2029 Notes	2027 Notes

	(in thousands)
Principal	$575,000	$747,500	$550,000
Unamortized debt discount and issuance costs	(10,435)	(6,610)	(2,985)
Net carrying amount	$564,565	$740,890	$547,015

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended March 31, 2026
	2033 Notes	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$936	$2,516	$4,205	$3,438	$11,095
Amortization of debt discount and issuance costs	358	480	513	468	1,819
Total interest and amortization expense	$1,294	$2,996	$4,718	$3,906	$12,914

Effective interest rate	1.0%	2.1%	2.6%	2.8%

	Three Months Ended March 31, 2025
	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Contractual interest expense	$839	$4,205	$3,438	$8,482
Amortization of debt discount and issuance costs	157	500	455	1,112
Total interest and amortization expense	$996	$4,705	$3,893	$9,594

Effective interest rate	2.1%	2.6%	2.8%
Interest payable on the Notes is included in “Other current liabilities” on our condensed consolidated balance sheets and consisted of the following balances:

	March 31, 2026	December 31, 2025

	(in thousands)
2033 Notes	$936	$—
2031 Notes	839	3,354
2029 Notes	2,803	7,008
2027 Notes	610	4,049
Total	$5,188	$14,411
Future minimum payments under the Notes as of March 31, 2026 are as follows:

	2033 Notes	2031 Notes	2029 Notes	2027 Notes	Total

	(in thousands)
Remainder of 2026	$2,517	$5,031	$8,409	$6,875	$22,832
Year ending December 31:
2027	4,744	10,063	16,819	556,875	588,501
2028	4,744	10,063	16,819	—	31,626
2029	4,744	10,063	755,909	—	770,716
2030	4,744	10,063	—	—	14,807
2031	4,744	580,031	—	—	584,775
Thereafter	639,616	—	—	—	639,616
Total future payments	665,853	625,314	797,956	563,750	2,652,873
Less amounts representing interest	(33,353)	(50,314)	(50,456)	(13,750)	(147,873)
Total principal amount	$632,500	$575,000	$747,500	$550,000	$2,505,000

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Capped Call Transactions with Respect to the Notes
On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively), or, together, the Capped Call Transactions, with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the Notes.
These Capped Call instruments meet the conditions outlined in ASC 815-40, to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a total reduction to additional paid-in capital of approximately $110.6 million related to the premium payments for the Capped Call Transactions.
Share Repurchase Transactions with Respect to the Notes
In March 2020, we used approximately $75.0 million of the net proceeds from the 2020 Note Offering to repurchase 2,414,681 shares of our common stock. This repurchase was executed concurrently with the closing of the 2020 Note Offering in privately negotiated transactions with certain of the 2020 Notes’ Initial Purchasers. The agreed-upon purchase price was $31.06 per share, representing the last reported sale price of our common stock on the Nasdaq Global Select Market on March 4, 2020.
In January 2021, we used approximately $50.0 million of the net proceeds from the 2021 Note Offering to repurchase 759,993 shares of our common stock. This repurchase was executed concurrently with the closing of the 2021 Note Offering in privately negotiated transactions with certain of the 2021 Notes’ Initial Purchasers. The agreed-upon purchase price was $65.79 per share, representing the last reported sale price of our common stock on the Nasdaq Global Select Market on January 25, 2021.
In February 2025, we used approximately $48.3 million of the net proceeds from the 2025 Note Offering to repurchase 1,405,411 shares of our common stock concurrently with the closing of the 2025 Note Offering from certain of the 2031 Notes’ Initial Purchasers in privately negotiated transactions. The agreed-upon purchase price per share of common stock in the repurchase was $34.35, which was the last reported sale price per share of our common stock on the Nasdaq Global Select Market, on February 25, 2025.
In January 2026, we used approximately $82.5 million of the net proceeds from the 2026 Note Offering to repurchase 1,081,825 shares of our common stock concurrently with the closing of the 2026 Note Offering from certain of the 2033 Notes’ Initial Purchasers in privately negotiated transactions. The agreed-upon purchase price per share of common stock in the repurchase was $76.26, which was the last reported sale price per share of our common stock on the Nasdaq Global Select Market, on January 15, 2026.
The shares repurchased were recorded as “Treasury stock” on our condensed consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Term Loan, net
Financing Agreement
In January 2024, the Company and certain guarantors entered into a Financing Agreement with the lenders party thereto and Blue Owl Capital Corporation, as administrative agent, which was amended in February 2024 and June 2024 (the “Amended Financing Agreement”). The Amended Financing Agreement provided for a senior secured credit facility with aggregate commitments of up to $750.0 million, consisting of a $450.0 million initial term loan and up to $300.0 million of incremental term loans. In January 2024, the Company received net proceeds of $434.0 million from the initial term loan after deducting debt discount and issuance costs.
On February 28, 2025, the Company fully repaid the Amended Financing Agreement for $467.0 million using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million. From January 1, 2025 to February 28, 2025, we recognized interest expense related to the Amended Financing Agreement of $8.5 million of which $0.5 million relates to amortization of debt discount and issuance costs.
9.      Deferred Royalty Obligations, net
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
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer (as described in Note 10), Eidos and the other subsidiaries of the Company party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and one of the other Company’s subsidiaries, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Following the FDA approval of Attruby in November 2024, the Company received gross proceeds of $500.0 million under the Funding Agreement in December 2024.
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
We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $19.3 million and $21.4 million as of March 31, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
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

	March 31, 2026
	Funding Agreement	Royalty Purchase Agreement (1)	Total

	(in thousands)
Carrying value of deferred royalty obligations, net	$593,291	$312,045	$905,336
Fair value of embedded derivative liability	19,281	—	19,281
Unamortized debt discount and issuance costs	(50,952)	(2,480)	(53,432)
Deferred royalty obligations, net	$561,620	$309,565	$871,185
(1)Including related party amounts of $208,030 for the carrying value of deferred royalty obligations, net and $(1,653) for the unamortized debt discount and issuance costs as of March 31, 2026.

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

The effective interest rate as of March 31, 2026 and December 31, 2025 was 22.5% and 22.2%, respectively, for the Funding Agreement. For the three months ended March 31, 2026 and 2025, we recognized noncash interest expense related to the Funding Agreement of $31.8 million and $24.0 million, respectively, of which $4.2 million and $3.0 million, respectively, relates to amortization of debt discount and issuance costs. As of March 31, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Funding Agreement of $16.1 million and $8.2 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
The effective interest rate as of March 31, 2026 and December 31, 2025 was 10.7% and 10.4%, respectively, for the Royalty Purchase Agreement. For the three months ended March 31, 2026, we recognized noncash interest expense related to the Royalty Purchase Agreement of $8.1 million, of which $0.2 million relates to amortization of debt discount and issuance costs. As of March 31, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Royalty Purchase Agreement of $5.4 million and $3.0 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
10.      License and Collaboration Agreements
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, we have received $210.0 million relating to the upfront payment and regulatory and sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
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
We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is composed of the fixed and non-refundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramidis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license and services revenue during the three months ended March 31, 2025. We will continue to re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on net product revenue.
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
•We recognize revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2029. We recognized $0.2 million and $0.3 million of license and services revenue relating to this performance obligation during the three months ended March 31, 2026 and 2025, respectively.
Under certain commercial and API supply agreements with an initial term ending in December 2026, we supplied $1.0 million and $0.6 million of product to Bayer during the three months ended March 31, 2026 and 2025, respectively, which are recorded in “License and services revenue” on our condensed consolidated statements of operations.
As of March 31, 2026 and December 31, 2025, there were $10.2 million and $5.0 million, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, we recognized license and services revenue and royalty revenue of $10.3 million and $76.1 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of March 31, 2026 includes a deferred revenue balance of $2.7 million ($0.8 million presented as “Deferred revenue, current portion” and $1.9 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2025, includes a deferred revenue balance of $2.9 million ($0.8 million presented as “Deferred revenue, current portion” and $2.1 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.
Kyowa Kirin Exclusive License
In February 2024, the Company’s subsidiary, QED, and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million and development and sales milestone payments up to $81.4 million. To date, we have received $100.0 million relating to the upfront payment. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We determined the initial transaction price at inception of the KKC License Agreement to be $100.0 million, which consisted of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of March 31, 2026. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
•We recognize revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services to extend through 2030. We recognized $2.1 million and $2.3 million of license and services revenue relating to this performance obligation during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, we recognized license and services revenue of $2.2 million and $2.7 million, respectively, under the KKC License Agreement. Our condensed consolidated balance sheet as of March 31, 2026 includes a deferred revenue balance of $12.6 million ($4.3 million presented as “Deferred revenue, current portion” and $8.3 million as “Deferred revenue, net of current portion”) related to our research and development services obligation and clinical supply. Our condensed consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $14.6 million ($5.4 million presented as “Deferred revenue, current portion” and $9.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.
License Agreement with Alexion
In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as license and services revenue. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens percent on net sales by Alexion of acoramidis in Japan. The royalty rate is subject to reduction if Alexion is required to obtain intellectual property rights from third-parties to develop, manufacture or commercialize acoramidis in Japan, or upon the introduction of generic competition into the market.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Eidos accounted for the Eidos-Alexion License Agreement under ASC 606 and identified the exclusive license as a distinct performance obligation since Alexion can benefit from the license on its own by developing and commercializing the underlying product using its own resources.
In October 2024, Alexion initiated the ACT-EARLY clinical trial in Japan under the Eidos-Alexion License Agreement for an upfront payment of $3.0 million. This initial payment was deferred upon receipt, and revenue is recognized over time relating to the research and development services for the ongoing clinical trial. During the three months ended March 31, 2026 and 2025, there were $0.2 million and nil costs, respectively, incurred under the ACT-EARLY clinical trial in Japan.
As of March 31, 2026 and December 31, 2025, the receivables relating to the Eidos-Alexion License Agreement on our condensed consolidated balance sheets were $0.3 million and $0.2 million, respectively. During the three months ended March 31, 2026 and 2025, we recognized license and services and royalty revenue of $1.3 million and $1.0 million, respectively, under the Eidos-Alexion License Agreement. Our condensed consolidated balance sheet as of March 31, 2026 includes a deferred balance of $2.6 million ($1.0 million presented as “Deferred revenue, current portion” and $1.6 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial. Our condensed consolidated balance sheet as of December 31, 2025 includes a deferred balance of $2.8 million ($1.0 million presented as “Deferred revenue, current portion” and $1.8 million presented as “Deferred revenue, net of current portion”) related to the ACT-EARLY clinical trial.
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
Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. For the three months ended March 31, 2025, we incurred $4.5 million of license fees payable to Stanford University, which was related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 10) and was capitalized as a finite-lived intangible asset. During the three months ended March 31, 2026 and 2025, we incurred $3.2 million and $0.6 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of lease costs are as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Straight-line operating lease costs	$1,466	$994
Finance lease costs	29	95
Variable lease costs	780	1,406
Total lease costs	$2,275	$2,495
Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,852	$1,470
Operating cash flows for finance lease	$—	$114
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$10,406	$2,259
As of March 31, 2026, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2026	$4,820
Year ending December 31:
2027	2,180
2028	3,199
2029	2,787
2030	2,857
2031	2,928
Thereafter	4,684
Total future minimum lease payments	23,455
Imputed interest	(4,800)
Total	$18,655

Reported as of March 31, 2026
Operating lease liabilities, current portion	$4,439
Operating lease liabilities, net of current portion	14,216
Total operating lease liabilities	$18,655
During the three months ended March 31, 2026 and 2025, we did not identify any indicators of impairment, and no impairment loss was recognized during those periods.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.      Public Offerings
2023 Shelf Registration Statement and ATM Agreement
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We paid the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. The 2023 Shelf expired on May 4, 2026, and we are no longer able to offer or sell securities, including under the ATM Agreement, pursuant to the 2023 Shelf. As of March 31, 2026, we were still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf prior to such expiration.
14.      Stock-Based Compensation
Under each of our equity incentive plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations for employees and non-employees:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of goods sold	$970	$91
Research and development	12,144	11,255
Selling, general and administrative	20,249	17,998
Restructuring, impairment, and related charges	—	46
Total stock-based compensation	$33,363	$29,390
15.      Restructuring, Impairment, and Related Charges
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
16.      Income Taxes
BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three months ended March 31, 2026 and 2025.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On July 4, 2025, the current administration signed the One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the Tax Cuts and Jobs Act and the introduction of new provisions such as permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. Following the enactment of the OBBBA, we are no longer capitalizing domestic research and experimental expenditures.
17.      Net Loss Per Share
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three months ended March 31, 2026 and 2025, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of March 31,
	2026	2025
Unvested RSUs	10,076,090	12,763,343
Unvested performance-based RSUs	285,973	194,943
Unvested market-based RSUs	116,071	375,000
Common stock options issued and outstanding	10,492,966	12,424,219
Estimated shares issuable under performance-based milestone compensation arrangements	944,268	1,983,744
Estimated shares issuable under the ESPP	31,516	48,086
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	11,544,448
Assumed conversion of 2033 Notes	5,720,014	—
	59,792,639	59,915,076
Our Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.

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
18.      Subsequent Event
2026 Share Repurchase Program
On May 6, 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by the information, if any, in Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
BridgeBio Pharma, Inc. (“BridgeBio,” the “Company,” or “we”), is a commercial-stage, multi-product biopharmaceutical company organized around a portfolio operating model to discover, develop, and deliver medicines for patients with genetic diseases. We seek to translate advances in genetic science into therapies for patient populations with significant unmet medical needs.
We currently generate material revenues from one commercial product and have multiple product candidates in late-stage development. Acoramidis received FDA approval in November 2024 as Attruby, and it received approval as Beyonttra from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), and (iii) the United Kingdom Medicines and Healthcare Products Regulatory Agency in the UK in April 2025. On March 30, 2026, we submitted our New Drug Application to the FDA for oral BBP-418 for the treatment of LGMD2I/R9.
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
We have incurred significant operating losses since our inception. For the three months ended March 31, 2026 and 2025, we incurred net losses of $166.6 million and $169.6 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby and Beyonttra, and the development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.

On May 6, 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
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

On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, we have received $210.0 million relating to the upfront payment and regulatory and sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
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
On January 17, 2024, we entered into a Financing Agreement with each of the guarantors, which was amended on February 12, 2024 (the “Financing Agreement”) and June 20, 2024 (the Financing Agreement, as amended by the Second Amendment, the “Amended Financing Agreement”), with the lenders party thereto (the “Lenders”) and Blue Owl Capital Corporation, as administrative agent for the Lenders (the “Administrative Agent”). On February 28, 2025, we fully repaid the Amended Financing Agreement for $467.0 million, which consisted of $450.0 million for the outstanding principal, $9.0 million for the prepayment fee, and $8.0 million in accrued interest using the proceeds from the 2031 Notes and recognized a loss on extinguishment of debt of $21.2 million. Refer to Note 8 of our notes to the condensed consolidated financial statement section for additional details regarding this agreement and transaction. Refer to Liquidity and Capital Resources section for additional details regarding this agreement.
In September 2019, Eidos entered into an exclusive license agreement with Alexion Pharma International Operations Limited Company, a subsidiary of Alexion Pharmaceuticals, Inc. (together, “Alexion”) (the “Eidos-Alexion License Agreement”), to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million and became eligible to receive a regulatory milestone payment of $30.0 million. Following pricing approval from the National Health Insurance in Japan in May 2025, the regulatory milestone was fully achieved and recognized as license and services revenue. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens percent on net sales by Alexion of acoramidis in Japan.
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

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Total revenues, net	$194,515	$116,633
Total cost of revenues	$9,939	$2,639
Research and development	$126,636	$111,431
Selling, general and administrative	$163,896	$106,365
Loss from operations	$(105,956)	$(104,372)
Interest income	$6,246	$5,385
Interest expense	$(12,942)	$(18,121)
Noncash interest expense on deferred royalty obligations (1)	$(39,873)	$(24,020)
Loss on extinguishment of debt	$—	$(21,155)
Net loss from equity method investments	$(18,283)	$(15,556)
Other income, net	$4,253	$8,231
Net loss	$(166,555)	$(169,608)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,512	$2,186
Net loss attributable to common stockholders of BridgeBio	$(164,043)	$(167,422)
(1)Including a related party amount of $(5,361) for the three months ended March 31, 2026 (as described in Note 9 to our condensed consolidated financial statements).
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	March 31, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$879,891	$570,119
Marketable securities	60,295	17,363
Total cash, cash equivalents and marketable securities	$940,186	$587,482
Revenues, Net
The following table summarizes our revenues for the following periods:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Net product revenue	$180,596	$36,739	$143,857
License and services revenue	4,419	79,690	(75,271)
Royalty revenue	9,500	204	9,296
Total revenues, net	$194,515	$116,633	$77,882
Total revenues, net increased by $77.9 million for the three months ended March 31, 2026, compared to the same period in 2025, which consisted of an increase of $143.9 million in net product revenue, a decrease of $75.3 million in license and services revenue, and an increase of $9.3 million in royalty revenue.
Net product revenue from Attruby increased for the three months ended March 31, 2026, compared to the same period in 2025.

License and services revenue decreased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to recognition of $75.0 million of license and services revenue in 2025 for milestone achievements following the approval of Beyonttra in the EU.
Royalty revenue increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.
Following the FDA approval of Attruby in November 2024, we commercialized Attruby in the U.S. and anticipate our future revenue to primarily be generated from recurring net product revenue from Attruby and future commercial products, if approved. In addition, the level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any. Furthermore, following the regulatory approvals of Beyonttra in the EU in February 2025, in Japan in March 2025, and in the UK in April 2025, we anticipate significant future royalty revenue to be generated from the commercial sales of Beyonttra by Bayer and Alexion.
Operating Costs and Expenses
Cost of Revenues
The following table summarizes our cost of revenues for the following periods:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Cost of goods sold	$7,732	$2,034	$5,698
Cost of license, services, and royalty revenue	2,207	605	1,602
Total cost of revenues	$9,939	$2,639	$7,300
Total cost of revenues increased by $7.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase of $5.7 million in cost of goods sold and an increase of $1.6 million in cost of license, services, and royalty revenue.
Cost of goods sold for the three months ended March 31, 2026 and 2025 consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue.
Cost of license, services, and royalty revenue for the three months ended March 31, 2026 and 2025, consists mainly of third-party royalties associated with commercial sales of Beyonttra, manufacturing costs relating to product supply of Beyonttra to our collaboration partners, and amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements. We began incurring royalties and manufacturing costs associated with commercial sales of Beyonttra upon its approval in the EU, Japan, and the UK in 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the following periods:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Research and development	$126,636	$111,431	$15,205
Research and development expenses increased by $15.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase consisted of a $9.7 million increase in external costs, a $4.6 million increase in personnel-related expenses, and a $0.9 million increase in stock-based compensation expenses, which are collectively driven by the development of late-stage programs.

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
The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	$31,391	$24,392
Infigratinib for achondroplasia and hypochondroplasia	35,533	27,934
BBP-418 for LGMD2I/R9	15,608	14,209
Encaleret for ADH1	20,428	15,459
Other development programs	6,760	11,430
Other research programs	16,916	18,007
Total	$126,636	$111,431
Selling, General and Administrative Expenses
The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Selling, general and administrative	$163,896	$106,365	$57,531
Selling, general and administrative expenses increased by $57.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by a $43.9 million increase in external costs, an $11.4 million increase in personnel-related expenses, and a $2.2 million increase in stock-based compensation expenses, reflecting continued investment in the ongoing commercialization of Attruby and pre-commercial activities for our Phase 3 product candidates.
Other Income (Expense), Net
Interest Income
The following table summarizes our interest income during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Interest income	$6,246	$5,385	$861
Interest income has historically consisted of interest income earned on our cash, cash equivalents and marketable securities. Generally, increases and decreases in interest income during the three months ended March 31, 2026 and 2025 are attributable to changes in the interest-bearing average balances of our cash, cash equivalents, marketable securities, and fluctuations in interest rates.

Interest Expense
The following table summarizes our interest expense during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Interest expense	$(12,942)	$(18,121)	$5,179
Interest expense consists primarily of interest expense incurred under our 2033 Notes issued in January 2026, our 2031 Notes issued in February 2025, our 2029 Notes issued in January 2021, and our 2027 Notes issued in March 2020. Our outstanding term loan principal balance under our Amended Financing Agreement was fully repaid in February 2025 upon receipt of proceeds from the 2031 Notes. Refer to Note 8 to our condensed consolidated financial statements.
Noncash Interest Expense on Deferred Royalty Obligations
The following table summarizes our noncash interest expense on deferred royalty obligations during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Noncash interest expense on deferred royalty obligations	$(39,873)	$(24,020)	$(15,853)
Noncash interest expense consists primarily of interest expense accreted on our deferred royalty obligations, net under the Funding Agreement and the Royalty Purchase Agreement. Refer to Note 9 to our condensed consolidated financial statements.
Loss on Extinguishment of Debt
The following table summarizes our loss on extinguishment of debt during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Loss on extinguishment of debt	$—	$(21,155)	$21,155
In February 2025, upon receipt of proceeds from the 2031 Notes, we fully repaid the term loan under the Amended Financing Agreement and recognized a loss on extinguishment of debt of $21.2 million on our condensed consolidated statements of operations. Refer to Note 8 to our condensed consolidated financial statements.
Net Loss from Equity Method Investments
The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Net loss from equity method investments	$(18,283)	$(15,556)	$(2,727)
Subsequent to the deconsolidation of GondolaBio, LLC (“GondolaBio”) in August 2024 and TheRas, Inc. (“Legacy BBOT”) in April 2024, we account for our investments in GondolaBio and Legacy BBOT (now referred to as “BBOT” as the new combined company as more fully discussed in Note 5 to our condensed consolidated financial statements) using the equity method of accounting. For the three months ended March 31, 2026 we recorded net loss from the equity method investments in GondolaBio and BBOT of $6.4 million and $11.7 million, respectively. For the three months ended March 31, 2025 we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $6.8 million and $8.7 million, respectively.

Other Income, Net
The following table summarizes our other income, net during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Other income, net	$4,253	$8,231	$(3,978)
The decrease of $4.0 million for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by a decrease in other income resulting from the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement.
Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests
The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$2,512	$2,186	$326
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
Liquidity and Capital Resources
We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty monetization, cash proceeds from net product revenue and royalties, and upfront and milestone payments received from licensing arrangements. As of March 31, 2026, we have cash, cash equivalents, and marketable securities of $940.2 million, including funds held by our wholly-owned subsidiaries and controlled entities. As of March 31, 2026, we have outstanding debt of $2.5 billion related to the convertible senior notes and deferred royalty obligations of $892.7 million, both of which are net of amortization of debt discount and issuance costs.
Since inception, we have incurred significant operating losses. For the three months ended March 31, 2026 and 2025, we incurred net losses of $166.6 million and $169.6 million, respectively. We incurred net cash outflow from operations of $197.3 million and $199.2 million for the same periods, respectively. We had an accumulated deficit as of March 31, 2026 and December 31, 2025 of $4.0 billion and $3.8 billion, respectively. While we have undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we may not be able to generate significant revenues from product sales of any of our product candidates, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate net product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain late-stage clinical programs.

Our short-term and long-term liquidity requirements include contractual payments related to our 2033 Notes, 2031 Notes, 2029 Notes, and 2027 Notes (refer to Note 8 to our condensed consolidated financial statements), our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement (refer to Note 9 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 12 to our condensed consolidated financial statements), accounts payable, accrued liabilities and the remaining liabilities under our restructuring initiative (refer to Note 15 to our condensed consolidated financial statements).
We also have performance-based milestone compensation arrangements with certain employees and consultants, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (refer to Note 7 to our condensed consolidated financial statements).
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
Sources of Liquidity
Revenue from Attruby Sales
We currently generate material revenues from one commercial product, Attruby, which received FDA approval in November 2024, for the treatment of transthyretin amyloidosis. Product sales of Attruby represent an important source of our liquidity and cash inflows beginning in 2025. As commercialization efforts continue to expand and market adoption increases, we expect product sales of Attruby to provide a growing and recurring source of operating cash flow to support our commercial activities and research and development.
Revenue from licensing and collaboration agreements
On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into the Bayer License Agreement with Bayer to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, we have received $210.0 million relating to the upfront payment and regulatory and sales milestones. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

On February 7, 2024, our subsidiary, QED Therapeutics, Inc. (“QED”), and Kyowa Kirin Co., Ltd (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million and development and sales milestone payments up to $81.4 million. To date, we have received $100.0 million relating to the upfront payment. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
In September 2019, Eidos entered into the Eidos-Alexion License Agreement with Alexion to develop, manufacture, and commercialize in Japan the compound known as acoramidis (previously known as AG10) and any of its various chemical forms and any pharmaceutical products containing acoramidis. Under the Eidos-Alexion License Agreement, Eidos received an upfront nonrefundable payment of $25.0 million, and in June 2025, Eidos received a regulatory milestone payment of $30.0 million following pricing approval from the National Health Insurance in Japan. Under the Eidos-Alexion License Agreement, Eidos is eligible to receive royalties in the low-teens percent on net sales by Alexion of acoramidis in Japan.
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
Pursuant to the Royalty Purchase Agreement, Eidos sold to the Royalty Agreement Purchasers certain of Eidos’ right to receive certain royalty payments (“Purchased Royalty Payment”) on net sales of certain products containing acoramidis (the “Licensed Products”) made in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”) under (i) an exclusive license agreement, dated as of March 1, 2024, by and among Bayer (as described in Note 10 to our condensed consolidated financial statements), Eidos and our other subsidiaries party thereto, as amended from time to time (the “Bayer License Agreement”) and (ii) an amended and restated license agreement, effective as of June 30, 2023, by and between Eidos and our other subsidiary, BridgeBio International GmbH. As consideration for the sale of the Purchased Royalty Payment, the Royalty Agreement Purchasers agreed to pay Eidos $300.0 million in cash (the “Purchase Price”), which was funded in full on the Closing Date. The Royalty Agreement Purchasers’ rights to the Purchased Royalty Payment are subject to (a) an annual cap equal to 60% of all royalty payments paid by Bayer to Eidos and its affiliates under the Bayer License Agreement on the first $500.0 million of annual net sales of Licensed Products in the Licensed Territory under the Bayer License Agreement and (b) an initial hard cap equal to 145% of the Purchase Price.
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
Refer to Note 9 to our condensed consolidated financial statements for other details.

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
Following the FDA approval of Attruby in November 2024, and in accordance with the Funding Agreement, we received net cash proceeds of $472.5 million after deducting debt discount and issuance costs paid of $27.5 million in December 2024.
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
Refer to Note 9 to our condensed consolidated financial statements for other details.
Debt
As of March 31, 2026, we have borrowings under the 2033 Notes, 2031 Notes, 2029 Notes, and 2027 Notes, which are discussed below.
2033 Notes, net
On January 21, 2026, we issued an aggregate of $632.5 million principal amount of our 2033 Notes pursuant to the 2033 Notes Indenture between us and the 2033 Notes Trustee in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
The 2033 Notes are senior, unsecured obligations of BridgeBio and accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026, at a rate of 0.75% per year. The 2033 Notes will mature on February 1, 2033, unless earlier converted, redeemed or repurchased. The 2033 Notes are convertible into cash, shares of BridgeBio’s common stock or a combination of cash and shares of BridgeBio’s common stock, at our election.

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
A holder of 2033 Notes may convert all or any portion of its 2033 Notes at its option at any time prior to the close of business on the business day immediately preceding November 1, 2032 only under certain circumstances.
We may not redeem the 2033 Notes prior to February 6, 2030. We may redeem for cash all or any portion of the 2033 Notes, at our option, on a redemption date occurring on or after February 6, 2030 and on or before the 21st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2033 Notes. If we undergo a fundamental change (as defined in the 2033 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2033 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2033 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2033 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2033 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2033 Notes then outstanding may declare the entire principal amount of all the 2033 Notes plus accrued special interest, if any, to be immediately due and payable. The 2033 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2033 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2031 Notes, 2029 Notes and 2027 Notes; effectively junior to any of our secured indebtedness and obligations, including our obligations under our Funding Agreement, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, including obligations under our Royalty Purchase Agreement.
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2033 Notes.
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
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2031 Notes.
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
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.

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
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2027 Notes.
Public Offerings
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”), with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We paid the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. The 2023 Shelf expired on May 4, 2026, and we are no longer able to offer or sell securities, including under the ATM Agreement, pursuant to the 2023 Shelf. As of March 31, 2026, we were still eligible to sell up to $345.3 million of our common stock pursuant to the ATM Agreement under the 2023 Shelf prior to such expiration.

Cash Flows
The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(197,279)	$(199,235)	$1,956
Net cash used in investing activities	(42,735)	(1,595)	(41,140)
Net cash provided by financing activities	549,892	60,328	489,564
Net increase (decrease) in cash, cash equivalents and restricted cash	$309,878	$(140,502)	$450,380
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $197.3 million for the three months ended March 31, 2026, and consisted of our net loss of $166.6 million, noncash adjustments totaling $94.0 million, and net cash outflow of $124.7 million related to changes in operating assets and liabilities. The noncash adjustments totaling $94.0 million primarily included $33.2 million in stock-based compensation expense, $39.9 million in noncash interest expense on deferred royalty obligations, $18.3 million in net loss from equity method investments, and $1.8 million in amortization of debt discount and issuance costs; partially offset by $2.2 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement (as described in Note 9 of our condensed consolidated financial statements). The net cash outflow of $124.7 million related to changes in operating assets and liabilities was attributed mainly to an increase of $65.8 million in accounts receivable, net primarily related to receivables from net product revenues, an increase of $7.1 million in inventories due to a continuing build-up of Attruby inventory to support anticipated demand, an increase of $18.8 million in prepaid expenses and other current assets primarily due to timing of payments and operational fluctuations, a decrease of $7.2 million in accounts payable primarily due to timing of payments, a decrease of $37.5 million in accrued compensation and benefits, and a decrease of $2.4 million in deferred revenue primarily related to the Bayer License Agreement and KKC License Agreement; partially offset by an increase of $13.0 million in accrued research and development and an increase of $4.6 million in other liabilities primarily due to timing of payments.
Net cash used in operating activities was $199.2 million for the three months ended March 31, 2025, and consisted of our net loss of $169.6 million, noncash adjustments totaling $86.5 million, and net cash outflow of $116.1 million related to changes in operating assets and liabilities. The noncash adjustments totaling $86.5 million primarily included $25.9 million in stock-based compensation expense, $24.0 million in noncash interest expense on deferred royalty obligations, $21.2 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Financing Agreement, net loss from equity method investments of $15.6 million, and $1.6 million in amortization of debt discount and issuance costs; partially offset by $4.0 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement. The net cash outflow of $116.1 million related to changes in operating assets and liabilities was attributed mainly to an increase of $110.5 million in accounts receivable, net primarily related to a $75.0 million receivable under the Bayer License Agreement as well as receivables from net product revenues, a decrease of $19.4 million in accrued compensation and benefits, an increase of $3.2 million in inventories, and an increase of $17.6 million in accounts payable.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $42.7 million for the three months ended March 31, 2026, attributable primarily to purchases of marketable securities of $52.7 million; partially offset by maturities of marketable securities of $10.0 million.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2025, attributable to the aggregate payments made for an intangible asset.
Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $549.9 million for the three months ended March 31, 2026, and consisted primarily of $632.5 million in proceeds from the issuance of the 2033 Notes, and $24.0 million in proceeds from stock option exercises and employee stock purchase plan purchases (net of repurchases); partially offset by the $82.5 million in repurchase of common stock in relation to the issuance of our 2033 Notes, $12.8 million payment of issuance costs and discounts associated with the 2033 Notes, and $11.3 million repayments of deferred royalty obligations.

Net cash provided by financing activities was $60.3 million for the three months ended March 31, 2025, and consisted primarily of $575.0 million in proceeds from the issuance of the 2031 Notes, which was partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock in relation to the issuance of our 2031 Notes, and $12.0 million payment of issuance costs and discounts associated with the 2031 Notes.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, except for certain updates to our accounting policy as discussed in Note 2 to our condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Recent Accounting Pronouncements
There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, we held cash, cash equivalents and marketable securities of $940.2 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in commercial paper, U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested in U.S. treasury bills and notes and agency discount notes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.
As of March 31, 2026, our 2033 Notes, 2031 Notes, 2029 Notes, and 2027 Notes had principal balances of $632.5 million, $575.0 million, $747.5 million and $550.0 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.
We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 24, 2026.
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
•favorable third-party coverage and sufficient reimbursement or other assistance for patients who are uninsured or underinsured; and
•the prevalence and severity of any side effects or adverse effects (“AEs”).
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
To achieve and maintain commercial success for Attruby and Beyonttra and any other approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to grow our focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the U.S., as we have done with Bayer and Alexion in the case of Beyonttra, although there is no guarantee we will be able to enter into similar arrangements in the future even if the intent is to do so.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates may obtain marketing approval. See the section titled, “Business - Government Regulation - Coverage and Reimbursement.” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
Our ability to successfully commercialize our product candidates also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Through December 2025, the approved list price of Attruby in the U.S. was $18,759.12 for a 28-day supply, which was subsequently increased to $19,790.00 in January 2026. A significant percentage of patients rely on government programs, such as Medicare and Medicaid, for their coverage of drug and other medical care, so the availability of federal and state coverage of Attruby is critical to the success of our commercialization efforts for Attruby in the U.S. Sales of Attruby or any product candidates, if approved, that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, it may not allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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
Any of these factors could impair our ability to commercialize Attruby and Beyonttra and any future drugs we may develop or for which we obtain commercial rights outside the U.S., which could have a material adverse effect on our business and results of operations.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled, “Business - Government Regulation - Other Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options, could, despite efforts to comply, be subject to challenge under one or more of such laws. Additionally, the FDA or foreign regulators may not agree that we have mitigated any risk of bias in our clinical trials due to payments or equity interests provided to investigators or institutions which could limit a regulator’s acceptance of those clinical trial data in support of a marketing application. Moreover, efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, U.S. state consumer privacy laws (e.g., the California Consumer Privacy Act), and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In addition, a number of U.S. states have passed or are considering comprehensive privacy laws that may impact our business.
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
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled, “Business - Government Regulation - Current and Future Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Attruby and Beyonttra and our product candidates, if approved. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. For example, the current administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the current administration’s proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. The current administration published significant tariffs on certain pharmaceutical products and ingredients, effective in mid-2026, applying to companies that have not negotiated with the current administration to adopt pricing policies such as most-favored-nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most-favored-nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant depending on the final language. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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
On May 12, 2025, the current administration issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of Health and Human Services (“HHS”) to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.
Since the May 12, 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by publishing tariffs, effective in mid-2026, that in part depend on whether manufacturers reach agreements with the administration to implement MFN pricing. Further, in November 2025, the Centers for Medicare & Medicaid Services (“CMS”) introduced the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the Global Benchmark for Efficient Drug Pricing (“GLOBE”) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.
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
Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results.
We face competition in the U.S. for Attruby and may face competition for our product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. The FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. See the section titled, “Business-Government Regulation-Current and Future Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 for more information regarding legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. If certain of these changes are implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.
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
The results of nonclinical and preclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the preclinical studies and clinical trials ourselves. The results of preclinical studies and clinical trials in one set of patients or disease indications, or from preclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, despite promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the U.S. to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. It is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. Although Attruby and Beyonttra received regulatory approval for commercial sale in the U.S., EU, UK and Japan, we cannot be certain that any of our product candidates will receive regulatory approval or if approved, will be successfully commercialized.
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
•the data collected from clinical trials of product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application (“NDA”) biologics license application (“BLA”), or other submission for regulatory approval in the U.S. or elsewhere;

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
In addition, even if an NDA, BLA, or other submission for regulatory approval, is filed and accepted for review, the FDA or comparable regulatory authorities may delay their review or approval process or may decline to grant regulatory approval for a variety of reasons. The lengthy approval process, as well as the unpredictability of the results of clinical trials and evolving regulatory requirements, may result in our failure to obtain regulatory approval to market product candidates that we may pursue in the U.S. or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.
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

We conduct clinical trials for product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have conducted and plan to conduct clinical trials outside the U.S., including in Europe. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the U.S. or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Even if we obtain FDA approval for any of our current pipeline product candidates in the U.S., we may never obtain approval to commercialize any of these product candidates outside of the U.S., which would limit our ability to realize their full market potential.
In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products, once approved is also subject to approval.
Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. While we previously had two products approved for sale in the U.S., we do not have any product candidates approved for sale in international markets, and we have only limited experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of any approved products will be harmed.
Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain such designations or maintain the benefits associated with orphan drug status, including orphan drug market exclusivity.
Our business strategy focuses on the development of product candidates for the treatment of genetic diseases, which may be eligible for FDA or European Commission orphan drug designation. Regulatory authorities in some jurisdictions, including the U.S. and European Union, may designate drugs or biologics for relatively small patient populations as orphan drugs. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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

We have obtained from the FDA orphan drug designations, including for: Attruby for the treatment of transthyretin amyloidosis; low-dose infigratinib for the treatment of achondroplasia; encaleret for the treatment of autosomal dominant hypocalcemia (including ADH type 1 and ADH type 2); and BBP-812 for the treatment of Canavan Disease. We have obtained from the European Commission, orphan medicinal product designation for: acoramidis for the treatment of ATTR amyloidosis; low-dose infigratinib for the treatment of achondroplasia; BBP-418 for the treatment of limb-girdle muscular dystrophy; BBP-812 for the treatment of Canavan Disease; and encaleret as a treatment for hypoparathyroidism (inclusive of ADH1). We may seek orphan drug designation for other product candidates. Even if we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations. Any failure to obtain, maintain or otherwise recognize the benefits of orphan drug designation for our product candidates could have a material adverse effect on our prospects.
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
The FDA has granted rare pediatric disease designation to BBP-418 for the treatment of LGMD2I, BBP-812 for the treatment of Canavan Disease and infigratinib for the treatment of achondroplasia. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease PRV in our original NDA for these designated products, which we did in the NDA submission for BBP-418 for the treatment of LGMD2I. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. The FDA may determine that an NDA for these product candidates, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:
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
We may also seek RMAT designation for one or more of our product candidates. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.
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
Attruby and Beyonttra and our current product candidates, if approved, will be subject to ongoing regulatory requirements and review by the FDA and other applicable regulatory authorities for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.
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
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. passed into law the CARES Act, which enhanced the FDA’s authority with respect to drug shortage measures. Under the CARES Act, we must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of Attruby or any of our product candidates that receive marketing approval, our results could be materially impacted.
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
All entities involved in the preparation of products for commercial sale or product candidates for clinical trials, including our existing CMOs for Attruby and Beyonttra and all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the U.S. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates.
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
We depend upon third-party collaboration partners for financial and human resources for the commercialization of Attruby and Beyonttra in certain territories outside the U.S. and may enter into additional collaborations, licenses and similar arrangements for the clinical development and commercialization of some of our product candidates. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:
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
Certain of our product candidates are based on gene therapy technology and our future success depends on the successful development of this novel therapeutic approach. We cannot assure you that any development problems we or other gene therapy companies experience in the future related to gene therapy technology will not cause significant delays or unanticipated costs in the development of our product candidates, or that such development problems can be solved. In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities. Further, as we are developing novel treatments for diseases in which there is limited clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few gene therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the U.S., the European Union or other jurisdictions. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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
As is the case with other pharmaceutical and biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the U.S. and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our product candidates.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our analysis of these issues, including interpreting the relevance or the scope of claims in a patent or a pending application, determining applicability of such claims to our proprietary technologies, product candidates, predicting whether a third party’s pending patent application will issue with claims of relevant scope, and determining the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.
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
Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates to ours, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
Furthermore, our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our patent rights and technology was funded in part by the U.S. government. As a result, the government has certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. These rights may permit the government to disclose our information to third parties and to exercise march-in rights to use or allow third parties to use our technology under certain circumstances. For example, the government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. Any exercise by the government of such rights or by any third party of its reserved rights could harm our competitive position, business, financial condition, results of operations, and prospects.
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
We are party to various agreements that we depend on to operate our business, and our rights to use currently licensed intellectual property, or intellectual property to be licensed in the future, are or will be subject to the continuation of and our compliance with the terms of these agreements. For example, we are a party to an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, and may need to obtain additional licenses from others to advance our research and development activities to allow the commercialization of Attruby or any product candidates we may identify and pursue. Our license agreement with Stanford imposes, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. In particular, under our license agreement with Stanford, we are required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and must satisfy specified milestone and royalty payment obligations. We are also a party to a license agreement with Novartis International Pharmaceutical Ltd. for infigratinib under which we are required to use commercially reasonable efforts to develop infigratinib, and to obtain regulatory approval for and commercialize at least one therapeutic product incorporating infigratinib in the U.S. and the European Union.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits in the courts, and interferences, oppositions, inter partes review, and other proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Attruby and Beyonttra, low-dose infigratinib, BBP-418, encaleret or other product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of products or new product candidates, patents protecting such products or candidates might expire before or shortly after such products or candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain, or in applicable cases maintain, patent term extension or non-patent exclusivity in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the marketing exclusivity term of our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such products or product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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

Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary. We may not be able to obtain adequate remedies in the event of such unauthorized use. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Trade secrets will also over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position, business, financial condition, results of operations, and prospects would be harmed.
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
Competitors may infringe our patents or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one or more of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, written description or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, enter into development partnerships that would help us bring product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.
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
If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one or more of our product candidates, the defendant could counterclaim that the patent covering the relevant product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, written description or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside entity and rely on outside counsel to pay these fees due to non-U.S. patent agencies. However, we cannot guarantee that our licensors have similar systems and procedures in place to pay such fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to a patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a federal district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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
Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times, including the most recent shutdown that began on October 1, 2025 and lasted for 43 days, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or such other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
As of March 31, 2026, we had 919 full-time employees and 4 part-time employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of March 31, 2026, we had 919 full-time employees and 4 part-time employees across all of our affiliates and controlled entities. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities. If we obtain FDA approval of our product candidates and begin commercializing those products in the U.S., we believe that our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics applicable to our employees and directors, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Our international operations may expose us to business, regulatory, political, operational, financial, tax, pricing and reimbursement and economic risks associated with doing business outside of the U.S.
We currently market Attruby and Beyonttra outside of the U.S. through our collaboration partners. In addition, we are conducting clinical trials internationally through a global CRO, and our business strategy incorporates potential further international expansion targeting patient populations outside the U.S. If we receive regulatory approval for and commercialize any of our product candidates in patient populations outside the U.S., we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including, but not limited to:

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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.*
Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, government and supranational regulation related to AI is evolving and could increase the burden and cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — has entered into force on August 1, 2024, with additional provisions becoming effective on August 2, 2026. As currently enacted, this legislation, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.
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
Where we conduct clinical trials and enroll subjects in our clinical trials in the European Economic Area (the “EEA”) or in the United Kingdom (the “UK”), we are subject to European data protection regulations which include additional privacy restrictions. The collection and use of data (including personal health data) in the EEA and UK are governed by the provisions of the EU GDPR and UK GDPR (together “GDPR” and each as defined in the section titled, “Business - Government Regulation - EU and UK Data Collection” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026). The GDPR imposes several stringent requirements on companies that process personal data, including requirements relating to the processing of special categories of personal data (such as health data), relying on a legal basis or condition for processing personal data, where required, obtaining consent of data subjects to whom the personal data relates, providing detailed information to data subjects about how their personal data is used, notification of data breaches to the competent national data protection authorities and implementing safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA and UK to non-adequate territories such as the U.S.; any inability to transfer personal data from the EEA and UK to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the UK and EEA Member States may result in significant fines, other administrative penalties and private rights of action from data subjects and consumer associations. Compliance with the GDPR and any other data privacy and data security laws and regulations is a rigorous and time-intensive process and requires significant resources and an ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
Pharmaceutical and biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Although we are a commercial-stage biopharmaceutical company, we have a limited operating history as a commercial-stage company upon which you can evaluate our business and prospects. Our subsidiaries, on whose success we largely rely, are primarily early-stage biopharmaceutical companies. In November 2024, Attruby was approved for commercial sale in the U.S. In February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, our pipeline of product candidates may require substantial additional development time, including additional clinical research, and resources before we would be able to apply for or receive additional regulatory approvals and begin generating revenue from sales of those product candidates, if approved.

We are not profitable and have incurred losses since our inception in April 2015. For the three months ended March 31, 2026 and 2025, we incurred net losses of $166.6 million and $169.6 million, respectively. As of March 31, 2026, we had an accumulated deficit of $4.0 billion. In November 2024, Attruby was approved for commercial sale in the U.S. and in February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, we previously had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have until recently financed operations solely through the sale of equity securities, debt financings, royalty monetization, and the sale of certain assets. We continue to incur significant research and development (“R&D”), costs for the commercialization of Attruby and Beyonttra, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations (“CROs”) for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.
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

As of March 31, 2026, we had working capital of $424.9 million, of which cash, cash equivalents and marketable securities amounted to $940.2 million. We expect that our cash and cash equivalents, and marketable securities, and proceeds from Attruby product revenue will be sufficient to fund our operations through at least the next 12 months from the date of filing of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty monetization, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
As of March 31, 2026, we and our subsidiaries had total consolidated indebtedness of $2.5 billion related to the Notes and deferred royalty obligations of $892.7 million. The Notes include $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”), $575.0 million of indebtedness outstanding under our 1.75% Convertible Senior Notes due 2031 (the “2031 Notes”) and $632.5 million of indebtedness outstanding under our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”). Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Refer to the Risk Factor below in this Item 1A for further discussion related to our royalty monetization arrangements.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we may satisfy our conversion obligation, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock (other than paying cash in lieu of delivering any fractional share). To the extent we elect to settle any conversion in cash or in a combination of cash and shares, the cash portion of such settlement could reduce our liquidity. For example, the 2027 and 2031 Notes became convertible for a limited period starting on April 1, 2026 under the conversion condition met and will remain convertible until June 30, 2026.
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
The sale or issuance of our securities, including pursuant to “at-the-market” offering arrangements, may cause significant dilution and the sale of such securities, or the perception that such sales may occur, could cause the price of our common stock to fall.
For example, in May 2023, we entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC and SVB Securities LLC, which provided for the offer and sale of up to $450.0 million of our common stock in an “at-the-market” offering program. Sales under any equity distribution agreements or “at-the-market” offering arrangements, including those we may enter into in the future, could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other securities, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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
•trading volume of our common stock;
•acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine and in the Middle East;
•general economic and market conditions, including inflationary pressures and stock market volatility; and
•continued increases in interest rates that increase the cost of our existing indebtedness any potential new indebtedness.
In addition, companies trading in the stock market in general, and The Nasdaq Global Select Market (“Nasdaq”) in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the ongoing conflicts in Ukraine and in the Middle East, widespread inflationary pressures and interest rate increases, any global health emergency such as the COVID-19 pandemic, and global economic conditions on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance.
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
Based upon our common stock outstanding as of March 31, 2026, our beneficial stockholders, directors, and executive officers beneficially own 40.4% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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
•changes in global economic and market conditions, including inflationary pressures, interest rate increases, supply chain shortages, tariffs, and stock market volatility; and
•acts of war, armed conflicts and political or civil unrest, including volatile global economic conditions resulting from the conflicts in Ukraine and the Middle East.
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
Changes in tax laws or regulations, or changes in interpretations of existing tax laws and regulations, could adversely affect our financial condition and results of operations, possibly with retroactive effect. For example, on July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. Outside of the U.S., various governments and organizations are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue, including the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”) and other initiatives led by the OECD or the European Commission. With our international operations and potential expansion, these types of changes to the taxation of our activities could increase the amount of taxes imposed on our business, and adversely affect our financial condition and results of operations.
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
General Risk Factors
Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of the current administration’s tariff policy, could have a material adverse effect on our financial condition or results of operations.
We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the U.S. imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, the current administration has imposed new tariffs under different authorities and President Trump has stated that he intends to use additional authorities to effect historically elevated tariffs. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the U.S. and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, remains unclear. Moreover, the U.S. has published special tariffs on certain imported pharmaceutical products, the administration has scheduled to take effect in mid-2026. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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
Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the U.S. due to high levels of unemployment, underemployment or the repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources can be constrained due to a public health emergency, such as during the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.
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
Further, military conflicts or wars (such as Russia’s invasion of Ukraine or the armed conflicts in the Middle East) can damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of such conflicts, or the sanctions imposed to date, which could include further sanctions and counter-sanctions, embargoes, regional instability, retaliatory cyber-attacks, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. The potential effects of such conflicts include but are not limited to changes in laws and regulations affecting our business, fluctuations in foreign currency markets, potential supply chain disruptions, inflationary pressures, and increased market volatility and uncertainty that could have an adverse impact on macroeconomic factors that affect our business, financial condition, stock price and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities
During the three months ended March 31, 2026, we did not issue or sell any unregistered securities other than as disclosed in Note 8 to Condensed Consolidated Financial Statements of this Quarterly Form 10-Q.
(b)Use of Proceeds from Public Offering of Common Stock
None.
(c)Issuer Purchases of Company Equity Securities
The table below sets forth information regarding repurchases during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1–January 31, 2026	1,081,825(1)	$76.26	—	—
February 1–February 28, 2026	—	—	—	—
March 1–March 31, 2026	—	—	—	—
Total	1,081,825	$76.26	—	—
(1)In January 2026, we used approximately $82.5 million of the net proceeds from the 2026 Note Offering to repurchase 1,081,825 shares of BridgeBio’s common stock concurrently with the closing of the 2026 Note Offering from certain of the 2033 Notes’ Initial Purchasers in privately negotiated transactions. The agreed-upon purchase price per share of common stock in the repurchase was $76.26, which was the last reported sale price per share of BridgeBio’s common stock on the Nasdaq Global Select Market, on January 15, 2026. These shares were not purchased pursuant to a publicly announced repurchase plan or program. The shares repurchased were recorded as “Treasury stock” on our condensed consolidated balance sheets and statements of redeemable convertible noncontrolling interests and stockholders’ deficit.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)Information Required to be Reported on Form 8-K
None.
(b)Material Changes to Nomination Procedures
None.

(c)Director and Officer Trading Plans and Arrangements
On March 16, 2026, Jennifer Cook, a member of our Board of Directors, adopted a trading plan (the “Cook Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Cook Trading Plan provides for the potential sale of a maximum of (i) 7,152 shares of our common stock held by Ms. Cook and (ii) 351,722 shares of our common stock underlying stock options held by Ms. Cook. Ms. Cook is not permitted to transfer, sell or otherwise dispose of any shares under the Cook Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Cook Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Cook Trading Plan is adopted; or (b) the 121st day after the adoption date. The Cook Trading Plan is expected to remain in effect until the earlier of (a) June 15, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth on Addendum A of the Cook Trading Plan have expired; (c) as soon as practicable following the date on which Ms. Cook gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Cook Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Cook Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Cook Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Ms. Cook that would result in a modification or change to the amount, price or timing of the sale of shares under the Cook Trading Plan but the requirements for a modification of the Cook Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated By laws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025

4.11	Indenture, dated as of January 21, 2026, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	January 21, 2026

4.12	Form of Global Note, representing BridgeBio Pharma, Inc.’s 0.75% Convertible Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 21, 2026

10.1#	BridgeBio Pharma, Inc. Amended and Restated 2019 Employee Stock Purchase Plan	—	—	—	Filed herewith

10.2#†	Amendment No. 5 to Consulting Agreement between Frank McCormick and the Registrant, effective as of March 5, 2026.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith
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
#Indicates a management contract or any compensatory plan, contract or arrangement.
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

BridgeBio Pharma, Inc.

Date: May 7, 2026	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)