Form 10-Q
period 2026-06-30
BridgeBio Pharma, Inc.
filed 2026-08-10
CIK 1743881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 3, 2026, the registrant had 195,487,474 shares of common stock, $0.001 par value per share, outstanding.

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
Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the SEC on May 7, 2026. You should carefully consider that information before you make an investment decision.
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

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$677,911	$570,119
Marketable securities	42,249	17,363
Accounts receivable, net	254,484	139,444
Inventories	52,842	26,753
Prepaid expenses and other current assets	65,652	44,070
Total current assets	1,093,138	797,749
Equity method investments	55,095	79,972
Property and equipment, net	5,226	5,366
Operating lease right-of-use assets	17,079	8,149
Intangible assets, net	26,641	28,077
Other assets	20,120	16,712
Total assets	$1,217,299	$936,025
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$27,202	$36,228
Accrued compensation and benefits	49,976	76,703
Accrued research and development liabilities	64,468	41,436
Operating lease liabilities, current portion	3,315	6,192
Deferred revenue, current portion	5,546	7,190
2027 Notes, net	547,955	—
Other current liabilities (2)	192,186	120,222
Total current liabilities	890,648	287,971
2027 Notes, net	—	547,015
2029 Notes, net	741,918	740,890
2031 Notes, net	565,528	564,565
2033 Notes, net	620,087	—
Deferred royalty obligations, net (3)	879,374	855,030
Operating lease liabilities, net of current portion	14,973	3,811
Deferred revenue, net of current portion	10,424	13,080
Other long-term liabilities	240	244
Total liabilities	3,723,192	3,012,606
Commitments and contingencies (Note 7)
Redeemable convertible noncontrolling interests	(1,018)	(570)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 205,867,350 shares issued and 195,284,352 shares outstanding as of June 30, 2026; 202,369,129 shares issued and 194,771,957 shares outstanding as of December 31, 2025	206	202
Treasury stock, at cost; 10,582,998 shares as of June 30, 2026; 7,597,172 shares as of December 31, 2025	(533,279)	(323,276)
Additional paid-in capital	2,155,318	2,057,646
Accumulated other comprehensive income (loss)	(7)	12
Accumulated deficit	(4,137,453)	(3,821,194)
Total BridgeBio stockholders’ deficit	(2,515,215)	(2,086,610)
Noncontrolling interests	10,340	10,599
Total stockholders’ deficit	(2,504,875)	(2,076,011)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$1,217,299	$936,025
(1)The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements as of that date.
(2)Including related party amounts of $5,626 and $2,003 as of June 30, 2026 and December 31, 2025, respectively (as described in Note 9).
(3)Including related party amounts of $206,208 and $204,650 as of June 30, 2026 and December 31, 2025, respectively (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net product revenue	$222,440	$71,501	$403,036	$108,240
License and services revenue	5,804	37,440	10,223	117,130
Royalty revenue	15,432	1,624	24,932	1,828
Total revenues, net	243,676	110,565	438,191	227,198
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	10,528	2,848	18,260	4,882
Cost of license, services, and royalty revenue	4,518	805	6,725	1,410
Total cost of revenues	15,046	3,653	24,985	6,292
Research and development	149,448	111,231	276,084	222,662
Selling, general and administrative	186,261	129,154	350,157	235,519
Restructuring, impairment, and related charges	—	805	—	1,375
Total operating costs and expenses	350,755	244,843	651,226	465,848
Loss from operations	(107,079)	(134,278)	(213,035)	(238,650)
Other income (expense), net:
Interest income	6,659	3,898	12,905	9,283
Interest expense	(13,278)	(11,607)	(26,220)	(29,728)
Noncash interest expense on deferred royalty obligations (1)	(41,345)	(26,030)	(81,218)	(50,050)
Loss on extinguishment of debt	—	—	—	(21,155)
Net loss from equity method investments	(6,435)	(20,189)	(24,718)	(35,745)
Other income, net	5,587	6,548	9,840	14,779
Total other expense, net	(48,812)	(47,380)	(109,411)	(112,616)
Loss before income taxes	(155,891)	(181,658)	(322,446)	(351,266)
Provision for income taxes	—	2,100	—	2,100
Net loss	(155,891)	(183,758)	(322,446)	(353,366)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,675	1,855	6,187	4,041
Net loss attributable to common stockholders of BridgeBio	$(152,216)	$(181,903)	$(316,259)	$(349,325)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.78)	$(0.95)	$(1.62)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	195,785,884	190,517,215	195,290,642	190,332,261
(1)Including related party amounts of $(5,575) and $(10,936), respectively, for the three and six months ended June 30, 2026 (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(155,891)	$(183,758)	$(322,446)	$(353,366)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	1	1	(19)	(7)
Comprehensive loss	(155,890)	(183,757)	(322,465)	(353,373)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,675	1,855	6,187	4,041
Comprehensive loss attributable to common stockholders of BridgeBio	$(152,215)	$(181,902)	$(316,278)	$(349,332)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2025 (1)	$(570)	194,771,957	$202	7,597,172	$(323,276)	$2,057,646	$12	$(3,821,194)	$(2,086,610)	$10,599	$(2,076,011)
Repurchase of common stock	—	(1,081,825)	—	1,081,825	(82,500)	—	—	—	(82,500)	—	(82,500)
Issuance of shares under equity compensation plans	—	1,940,523	2	—	—	22,587	—	—	22,589	—	22,589
Issuance of common stock under employee stock purchase plan (ESPP)	—	131,185	—	—	—	5,466	—	—	5,466	—	5,466
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	(54,138)	—	—	—	(4,074)	—	—	(4,074)	—	(4,074)
Stock-based compensation	—	—	—	—	—	32,784	—	—	32,784	—	32,784
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	16	16
Transfers from (to) noncontrolling interests	1,489	—	—	—	—	(1,955)	—	—	(1,955)	466	(1,489)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Net loss	(1,870)	—	—	—	—	—	—	(164,043)	(164,043)	(642)	(164,685)
Balances as of March 31, 2026	(951)	195,707,702	204	8,678,997	(405,776)	2,112,454	(8)	(3,985,237)	(2,278,363)	10,439	(2,267,924)
Repurchase of common stock	—	(1,904,001)	—	1,904,001	(127,503)	—	—	—	(127,503)	—	(127,503)
Issuance of shares under equity compensation plans	—	1,545,170	2	—	—	5,221	—	—	5,223	—	5,223
Repurchase of RSU shares to satisfy tax withholding	—	(64,519)	—	—	—	(4,267)	—	—	(4,267)	—	(4,267)
Stock-based compensation	—	—	—	—	—	45,419	—	—	45,419	—	45,419
Transfers from (to) noncontrolling interests	2,682	—	—	—	—	(3,509)	—	—	(3,509)	827	(2,682)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(2,749)	—	—	—	—	—	—	(152,216)	(152,216)	(926)	(153,142)
Balances as of June 30, 2026	$(1,018)	195,284,352	$206	10,582,998	$(533,279)	$2,155,318	$(7)	$(4,137,453)	$(2,515,215)	$10,340	$(2,504,875)
(1)The consolidated balances as of December 31, 2025 and 2024 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2024 (1)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under ESPP	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of RSU shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	(227)	189,826,023	197	7,597,172	(323,276)	1,938,369	—	(3,263,685)	(1,648,395)	9,957	(1,638,438)
Issuance of shares under equity compensation plans	—	1,395,587	1	—	—	7,158	—	—	7,159	—	7,159
Repurchase of RSU shares to satisfy tax withholding	—	(58,951)	—	—	—	(1,995)	—	—	(1,995)	—	(1,995)
Stock-based compensation	—	—	—	—	—	38,089	—	—	38,089	—	38,089
Issuance of noncontrolling interests	750	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	400	—	—	—	—	(816)	—	—	(816)	416	(400)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,368)	—	—	—	—	—	—	(181,903)	(181,903)	(487)	(182,390)
Balances as of June 30, 2025	$(445)	191,162,659	$198	7,597,172	$(323,276)	$1,980,805	$1	$(3,445,588)	$(1,787,860)	$9,886	$(1,777,974)
(1)The consolidated balances as of December 31, 2025 and 2024 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(322,446)	$(353,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	77,314	63,123
Net loss from equity method investments	24,718	35,745
Noncash interest expense on deferred royalty obligations (1)	81,218	50,050
Change in fair value of the embedded derivative associated with the deferred royalty obligation	(5,730)	(5,499)
Amortization of debt discount and issuance costs	3,745	3,056
Depreciation and amortization	2,239	2,601
Noncash lease expense	3,094	2,230
Loss on extinguishment of debt	—	21,155
Dividend from investment in equity securities	—	(2,302)
Other noncash adjustments, net	1,502	35
Changes in operating assets and liabilities:
Accounts receivable, net	(115,040)	(72,146)
Inventories	(28,166)	(16,582)
Prepaid expenses and other current assets	(20,227)	(22,745)
Other assets	(3,283)	(174)
Accounts payable	(9,026)	16,516
Accrued compensation and benefits	(25,755)	(15,637)
Accrued research and development liabilities	23,032	(2,977)
Operating lease liabilities	(3,674)	(3,117)
Deferred revenue	(4,300)	(6,491)
Other liabilities (2)	52,405	26,609
Net cash used in operating activities	(268,380)	(279,916)
Investing activities:
Purchases of marketable securities	(63,937)	(7,908)
Maturities of marketable securities	39,600	—
Payment for intangible assets	—	(6,095)
Purchases of property and equipment	(512)	(594)
Net cash used in investing activities	(24,849)	(14,597)
Financing activities:
Proceeds from issuance of 2033 Notes	632,500	—
Issuance costs and discounts associated with 2033 Notes	(13,227)	—
Proceeds from issuance of 2031 Notes	—	575,000
Issuance costs and discounts associated with 2031 Notes	—	(12,034)
Proceeds from royalty obligation under Royalty Purchase Agreement (as described in Note 9)	—	300,000
Issuance costs associated with royalty obligation under Royalty Purchase Agreement	—	(2,012)
Repayment of term loans	—	(459,000)
Repayments of deferred royalty obligations (3)	(33,082)	(2,005)
Repurchase of common stock	(210,003)	(48,276)
Repurchase of RSU shares to satisfy tax withholding	(8,341)	(3,771)
Proceeds from stock option exercises, net of repurchases	27,812	9,680
Proceeds from common stock issuances under ESPP	5,466	3,237
Transactions with noncontrolling interests	—	1,550
Net cash provided by financing activities	401,125	362,369
Net increase in cash, cash equivalents, and restricted cash	107,896	67,856
Cash, cash equivalents, and restricted cash at beginning of period	572,140	683,244
Cash, cash equivalents, and restricted cash at end of period	$680,036	$751,100
(1)Including a related party amount of $10,936 for the six months ended June 30, 2026 (as described in Note 9).
(2)Including a related party amount of $5,626 for the six months ended June 30, 2026 (as described in Note 9).
(3)Including a related party amount of $(5,784) for the six months ended June 30, 2026 (as described in Note 9).
\
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,316	$23,271
Supplemental Disclosures of Noncash Investing and Financing Information:
Transfers to noncontrolling interests	$(5,464)	$(1,640)
Recognized intangible asset recorded to “Other current liabilities”	$—	$2,400
Deferred and unpaid issuance costs recorded to “Other current liabilities”	$1,355	$998
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$677,911	$748,953
Restricted cash — Included in “Prepaid expenses and other current assets”	549	449
Restricted cash — Included in “Other assets”	1,576	1,698
Total cash, cash equivalents and restricted cash at end of periods shown on the condensed consolidated statements of cash flows	$680,036	$751,100

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
In addition, we have three product candidates (low-dose infigratinib for achondroplasia, encaleret for ADH1, and BBP-418 for limb-girdle muscular dystrophy type 2I/R9, or LGMD2I/R9) in our late-stage development pipeline which have all released positive topline data. On March 30, 2026, we submitted our New Drug Application (“NDA”) to the FDA for oral BBP-418 for the treatment of LGMD2I/R9. On May 27, 2026, the FDA accepted our NDA for filing, granted Priority Review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 27, 2026 for BBP-418. On May 12, 2026, we submitted our NDA to the FDA for encaleret as a potential targeted treatment for ADH1. The FDA accepted our NDA for filing and assigned a PDUFA target action date of May 8, 2027 for encaleret. We submitted our NDA to the FDA for low-dose infigratinib for achondroplasia.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim periods.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:
•revenue recognition for transactions accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of the variable consideration and determining and allocating the transaction price to performance obligations,
•accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•accruals for performance-based milestone compensation arrangements,
•the expected recoverability and estimated useful lives of our long-lived assets,
•additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges,
•inventory valuation and related reserves,
•valuation of equity awards and related stock-based compensation, and
•allowance for credit losses.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of June 30, 2026 and December 31, 2025.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Bayer (as described in Note 10)	*	*	*	30.1%
Alexion (as described in Note 10)	*	22.3%	*	12.0%
Customer A	18.0%	19.4%	18.2%	15.2%
Customer B	28.8%	17.5%	26.7%	13.7%
Customer C	18.8%	13.3%	20.0%	*
Customer D	13.2%	12.2%	13.7%	10.1%
Customer E	15.0%	*	15.8%	*
*Represents less than 10% and/or not a customer in the applicable period.
We are subject to credit risk from our accounts receivable which primarily consist of amounts due from product sales to customers and from license and collaboration agreements with strategic partners. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of June 30, 2026, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 26.5%, 19.0%, 18.4%, 14.9% and 14.2%. As of December 31, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 27.0%, 20.3%, 19.1%, 15.0% and 14.9%.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Other Current Liabilities
Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	June 30, 2026	December 31, 2025

	(in thousands)
Accrued rebates and other related costs	$79,967	$45,909
Accrued commercial	52,167	35,773
Deferred royalty obligations, current portion (1)	29,283	11,221
Accrued interest	16,532	14,411
Accrued professional services	7,778	3,665
Other accrued liabilities	6,459	9,243
Total other current liabilities	$192,186	$120,222
(1)Including related party amounts of $5,626 and $2,003 as of June 30, 2026 and December 31, 2025, respectively (as described in Note 9).
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes our segment information for significant operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenues:
Net product revenue	$222,440	$71,501	$403,036	$108,240
License and services revenue	5,804	37,440	10,223	117,130
Royalty revenue	15,432	1,624	24,932	1,828
Total revenues, net	243,676	110,565	438,191	227,198
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	10,528	2,848	18,260	4,882
Cost of license, services, and royalty revenue	4,518	805	6,725	1,410
Total cost of revenues	15,046	3,653	24,985	6,292

Research and development by significant program:
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	36,522	28,269	67,913	52,661
Infigratinib for achondroplasia and hypochondroplasia	35,460	30,191	70,993	58,125
BBP-418 for LGMD2I/R9	26,653	11,243	42,261	25,452
Encaleret for ADH1	24,079	13,128	44,507	28,587
Other development programs	6,763	10,536	13,523	21,966
Other research programs	19,971	17,864	36,887	35,871
Total segment research and development	149,448	111,231	276,084	222,662

Selling, general and administrative	186,261	129,154	350,157	235,519
Restructuring, impairment, and related charges	—	805	—	1,375
Total operating costs and expenses	350,755	244,843	651,226	465,848
Loss from operations	(107,079)	(134,278)	(213,035)	(238,650)
Other income (expense), net:
Interest income	6,659	3,898	12,905	9,283
Interest expense	(13,278)	(11,607)	(26,220)	(29,728)
Noncash interest expense on deferred royalty obligations (1)	(41,345)	(26,030)	(81,218)	(50,050)
Loss on extinguishment of debt	—	—	—	(21,155)
Net loss from equity method investments	(6,435)	(20,189)	(24,718)	(35,745)
Other income, net	5,587	6,548	9,840	14,779
Total other expense, net	(48,812)	(47,380)	(109,411)	(112,616)
Loss before income taxes	(155,891)	(181,658)	(322,446)	(351,266)
Provision for income taxes	—	2,100	—	2,100
Net loss	(155,891)	(183,758)	(322,446)	(353,366)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,675	1,855	6,187	4,041
Segment net loss attributable to common stockholders of BridgeBio	$(152,216)	$(181,903)	$(316,259)	$(349,325)
(1)Including related party amounts of $(5,575) and $(10,936), respectively, for the three and six months ended June 30, 2026 (as described in Note 9).
There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio,” and consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio.”

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total revenues, net is attributed to regions based on the location of our customers or license and collaboration partners.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	91.2%	64.7%	91.9%	47.7%
Europe, Middle East, and Africa (EMEA)	8.1%	31.7%	7.2%	49.4%
Asia-Pacific (APAC)	0.7%	3.6%	0.9%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of June 30, 2026, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 50.4%, 45.4%, and 4.2%, respectively. As of December 31, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 44.2%, 51.6% and 4.2%, respectively.
Deferred Royalty Obligations, net
We treat the debt obligations to the Royalty Agreement Purchasers and Funding Agreement Purchasers (as defined and discussed further in Note 9) as deferred royalty obligations, and amortize using the effective interest rate method over the estimated life of the respective revenue streams. We recognize interest expense thereon using the effective rate, which is based on our current estimates of future net sales over the life of the related arrangements. In connection therewith, we assess our expected net product sales of acoramidis at the end of each reporting period using internal projections, impute interest on the carrying value of the deferred royalty obligations, and record interest expense using the imputed effective interest rate.
We assess at the end of each reporting period the amount and timing of expected royalty payments using a combination of internal projections and data from external sources. The estimates of future net product sales, and resulting royalty payments, are based on key assumptions including patient population, market penetration, gross-to-net assumptions, and sales price, among others. To the extent our revised estimates of future global net sales are greater or less than previous estimates, or the estimated timing of such payments is different from previous estimates, we account for any such changes by adjusting the effective interest rate utilizing the prospective method. Changes in the effective interest rate also affect the period over which unamortized debt discount and issuance costs are amortized.
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
There were no significant changes in estimates of variable considerations during the three and six months ended June 30, 2026, respectively.
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
Inventories presented on the condensed consolidated balance sheet consisted of the following balances:

	June 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$27,853	$14,997
Work in process	16,700	6,104
Finished goods	11,119	6,509
Inventory reserve	(2,830)	(857)
Total inventories	$52,842	$26,753
Cost of Revenues
Cost of revenues consists of the following classifications, which are presented accordingly on our condensed consolidated statements of operations:
•Cost of goods sold: Cost of goods sold consists of contract manufacturing costs, transportation and freight-in, indirect overhead costs (including salary related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties payable on our net product revenue. Cost of goods sold may also include period costs related to excess, dated or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.
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
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard effective January 1, 2026, and the adoption of this ASU did not have an impact on its consolidated financial statements and related disclosures.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. This ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company plans to adopt this guidance in fiscal year 2029 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. This ASU is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this guidance for interim periods within its fiscal year beginning January 1, 2028 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Accounting Standards Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Accounting Standards Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company plans to adopt this guidance in fiscal year 2027 and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this ASU require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. This ASU may be applied on either a prospective or modified retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. As discussed in Note 18, on July 1, 2026, the Company issued shares of Series A cumulative convertible participating preferred stock that provide for cumulative quarterly dividends payable, at the Company's election, in cash or in kind. As a result, the Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	June 30, 2026
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$343,613	$343,613	$—	$—
U.S. Treasury securities	1,998	—	1,998	—
Agency discount notes	32,926	—	32,926	—
Total cash equivalents	378,537	343,613	34,924	—
Marketable securities:
U.S. Treasury securities	38,789	—	38,789	—
Agency discount notes	3,460	—	3,460	—
Total marketable securities	42,249	—	42,249	—
Total financial assets	$420,786	$343,613	$77,173	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$15,709	$—	$—	$15,709

	December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,602	$132,602	$—	$—
U.S. Treasury securities	11,960	—	11,960	—
Agency discount notes	25,938	—	25,938	—
Total cash equivalents	170,500	132,602	37,898	—
Marketable securities:
U.S. Treasury securities	9,421	—	9,421	—
Agency discount notes	7,942	—	7,942	—
Total marketable securities	17,363	—	17,363	—
Total financial assets	$187,863	$132,602	$55,261	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$21,439	$—	$—	$21,439
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
Notes
The fair values of our 2.50% convertible senior notes due 2027 (the “2027 Notes”), 2.25% convertible senior notes due 2029 (the “2029 Notes”), 1.75% convertible senior notes due 2031 (the “2031 Notes”), and 0.75% convertible senior notes due 2033 (the “2033 Notes”) (collectively, the “Notes”, refer to Note 8), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.
The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	June 30, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values

	(in thousands)
2027 Convertible Notes	$550,000	$977,655	$550,000	$1,019,975
2029 Convertible Notes	$747,500	$826,922	$747,500	$833,625
2031 Convertible Notes	$575,000	$924,049	$575,000	$1,003,783
2033 Convertible Notes	$632,500	$626,635	$—	$—
Deferred royalty obligations and embedded derivative liability
The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 9, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the “Deferred royalty obligations, net” on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net” on our condensed consolidated statements of operations. The assumptions used in the option pricing Monte Carlo simulation model incorporates certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product sales of acoramidis; (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.
Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement (refer to Note 9), net of the bifurcated embedded derivative liability, had an estimated fair value of $568.9 million and $565.5 million as of June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026, we recognized a $3.5 million and $5.7 million gain, respectively, and for the three and six months ended June 30, 2025, we recognized a $1.5 million and $5.5 million gain, respectively, related to the change in fair value of the embedded derivative liability in “Other income (expense), net” on our condensed consolidated statements of operations.
The deferred royalty obligation under the Royalty Purchase Agreement, as defined and discussed further in Note 9, had an estimated fair value of $348.9 million and $343.0 million as of June 30, 2026 and December 31, 2025, respectively, based on the Monte Carlo simulation model.
4.        Cash Equivalents and Marketable Securities
We invest in certain U.S. government money market funds, treasury bills, and agency discount notes classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills and notes.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash equivalents and marketable securities consisted of the following:

	June 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$343,613	$—	$—	$343,613
U.S. Treasury securities	1,998	—	—	1,998
Agency discount notes	32,927	—	(1)	32,926
Total cash equivalents	$378,538	$—	$(1)	$378,537
Marketable securities:
U.S. Treasury securities	38,795	—	(6)	38,789
Agency discount notes	3,460	—	—	3,460
Total marketable securities	42,255	—	(6)	42,249
Total cash equivalents and marketable securities	$420,793	$—	$(7)	$420,786

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$132,602	$—	$—	$132,602
U.S. Treasury securities	11,957	3	—	11,960
Agency discount notes	25,933	5	—	25,938
Total cash equivalents	$170,492	$8	$—	$170,500
Marketable securities:
U.S. Treasury securities	9,419	2	—	$9,421
Agency discount notes	7,940	2	—	7,942
Total marketable securities	17,359	4	—	17,363
Total cash equivalents and marketable securities	$187,851	$12	$—	$187,863
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
GondolaBio was formed on June 5, 2024 and the Company was the sole member. In August 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%. As of June 30, 2026, the Company’s equity ownership percentage in GondolaBio was 13.6%.
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
Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323. GondolaBio was also deemed a related party. For the three and six months ended June 30, 2026, the Company recognized a net loss from equity method investment of nil and $6.4 million, respectively. For the three and six months ended June 30, 2025, the Company recognized a net loss from equity method investment of $9.1 million and $15.9 million, respectively. During the three and six months ended June 30, 2026, the Company’s share of GondolaBio’s net loss exceeded the carrying value of its investment. Accordingly, the Company recognized losses only to the extent of its investment, and the carrying value of the investment was reduced to zero. As of December 31, 2025, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $6.4 million, and is presented as part of “Equity method investments” on the condensed consolidated balance sheets.
In addition, the Company and GondolaBio ServiceCo, Inc., a wholly-owned subsidiary of GondolaBio, have an existing transition services agreement (the “GondolaBio Transition Services Agreement”) for the provision of certain transitionary consulting services by the Company and GondolaBio. In October 2024, the Company and GondolaBio entered into an agreement for a partial sublease of a facility which was amended and renewed in October 2025 (the “Sublease Agreement”). Under the GondolaBio Transition Services Agreement and Sublease Agreement, the Company recognized $2.2 million and $4.7 million, respectively, in other income, and $0.6 million and $2.5 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and six months ended June 30, 2026. Under the GondolaBio Transition Services Agreement and Sublease Agreement, the Company recognized $2.7 million and $5.4 million, respectively, in other income, and $1.9 million and $2.7 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the Company had $3.4 million and $4.5 million, respectively, in prepaid expenses and other current assets for transitionary consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $0.4 million in research and development expenses for the three and six months ended June 30, 2026 for transitionary consulting services provided by GondolaBio to BridgeBio. The Company recognized $0.5 million and $1.2 million, respectively, in research and development expenses for the three and six months ended June 30, 2025 for transitionary consulting services provided by GondolaBio to BridgeBio. As of June 30, 2026 and December 31, 2025, the Company also had $0.8 million and $1.5 million, respectively, in other current liabilities for transitionary consulting services provided by GondolaBio to BridgeBio.
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
The Company’s equity ownership percentage in BBOT was 18.2% as of June 30, 2026. BridgeBio continues to account for its retained investment in BBOT, for which it has significant influence, using the equity method of accounting.
For the three and six months ended June 30, 2026, we recognized a net loss from equity method investment of $6.2 million and $17.9 million, respectively. For the three and six months ended June 30, 2025, we recognized a net loss from equity method investment of $11.1 million and $19.8 million, respectively. As of June 30, 2026 and December 31, 2025, the aggregate carrying amount of our equity method investment in BBOT was $54.6 million and $72.5 million, respectively, and is presented as part of “Equity method investments” on our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Level 1 fair value of our investment in BBOT was $111.2 million and $182.7 million, respectively, based on the quoted market price of BBOT's common stock as of those reporting dates.
In addition, the Company and Legacy BBOT have an existing transition services agreement (the “BBOT Transition Services Agreement”) for the provision of certain transitionary consulting services by the Company and Legacy BBOT. All related amounts, including research and development expenses and related accrued liabilities, were immaterial for all periods presented.
6.        Intangible Assets, net
The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	June 30, 2026		December 31, 2025
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount

		(in thousands)		(in thousands)
Gross amount	13.7 years	$39,400	13.7 years	$39,400
Less accumulated amortization		(12,759)		(11,323)
Total		$26,641		$28,077
Amortization expense, recorded as part of “Cost of license, services, and royalty revenue” on our condensed consolidated statements of operations, was $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively. Estimated future amortization expense is $1.4 million for the remainder of 2026, $2.9 million for each of the years from 2027 to 2031 and $10.7 million thereafter.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.        Commitments and Contingencies
Milestone Compensation Arrangements
We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the Company’s equity incentive plans. The compensation arrangements under certain equity incentive plans are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested common stock. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of June 30, 2026.

	Potential Fixed Monetary Amount	Accrued Amount (1)

Settlement Type	(in thousands)
Cash	$672	$—
Stock (2)	11,963	—
Cash or stock at our sole discretion	49,650	17
Total	$62,285	$17
(1)Amount recorded for performance-based milestone awards that are probable of achievement.
(2)Includes the performance-based milestone awards.
Other Commercial and Research and Development Agreements
We may also enter into contracts in the normal course of business with various counterparties, including vendors for our commercial product and product candidates, contract research organizations for services related to clinical trials, CMOs for clinical supplies, and other vendors for preclinical studies, supplies, and other operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of June 30, 2026 and December 31, 2025, there were no material amounts accrued related to termination charges.
In the normal course of business, we have also entered into contracts which contain minimum noncancellable purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of June 30, 2026, we have minimum noncancellable commitments in aggregate of $158.0 million.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Conversions of the 2027 Notes with a conversion date on or after December 15, 2026 will be settled using the same settlement method. For earlier conversions, we must use the same settlement method for all conversions occurring on the same conversion date, but may use different settlement methods for different conversion dates. Unless we change the default settlement method under the 2027 Notes Indenture, the default settlement method is combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of the 2027 Notes. If we do not timely elect a settlement method, or if we elect combination settlement but do not specify the specified dollar amount, we will be deemed to have elected the default settlement method.
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
The 2027 Notes are convertible for a limited period from July 1, 2026 through September 30, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. The 2027 Notes have been classified as current maturities of long-term debt as of June 30, 2026 due to their contractual maturity on March 15, 2027.
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
As of June 30, 2026, the 2029 Notes were not convertible pursuant to their terms.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The 2031 Notes are convertible for a limited period from July 1, 2026 through September 30, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. Notwithstanding the satisfaction of this conversion condition, the 2031 Notes were classified as noncurrent liabilities as of June 30, 2026 because we have the ability to settle any conversions in shares of BridgeBio’s common stock, as permitted under the terms of the 2031 Notes Indenture.
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
As of June 30, 2026, the 2033 Notes were not convertible pursuant to their terms.
Additional Information Related to the Notes
The outstanding Notes’ balances consisted of the following:

	June 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes

	(in thousands)
Principal	$550,000	$747,500	$575,000	$632,500
Unamortized debt discount and issuance costs	(2,045)	(5,582)	(9,472)	(12,413)
Net carrying amount	$547,955	$741,918	$565,528	$620,087

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2025
	2027 Notes	2029 Notes	2031 Notes

	(in thousands)
Principal	$550,000	$747,500	$575,000
Unamortized debt discount and issuance costs	(2,985)	(6,610)	(10,435)
Net carrying amount	$547,015	$740,890	$564,565
The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended June 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Contractual interest expense	$3,437	$4,204	$2,515	$1,186	$11,342
Amortization of debt discount and issuance costs	472	515	483	456	1,926
Total interest and amortization expense	$3,909	$4,719	$2,998	$1,642	$13,268

Effective interest rate	2.8%	2.6%	2.1%	1.0%

	Three Months Ended June 30, 2025
	2027 Notes	2029 Notes	2031 Notes	Total

	(in thousands)
Contractual interest expense	$3,437	$4,204	$2,515	$10,156
Amortization of debt discount and issuance costs	460	502	474	1,436
Total interest and amortization expense	$3,897	$4,706	$2,989	$11,592

Effective interest rate	2.8%	2.6%	2.1%

	Six Months Ended June 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Contractual interest expense	$6,875	$8,409	$5,031	$2,122	$22,437
Amortization of debt discount and issuance costs	940	1,028	963	814	3,745
Total interest and amortization expense	$7,815	$9,437	$5,994	$2,936	$26,182

Effective interest rate	2.8%	2.6%	2.1%	1.0%

	Six Months Ended June 30, 2025
	2027 Notes	2029 Notes	2031 Notes	Total

	(in thousands)
Contractual interest expense	$6,875	$8,409	$3,354	$18,638
Amortization of debt discount and issuance costs	915	1,002	631	2,548
Total interest and amortization expense	$7,790	$9,411	$3,985	$21,186

Effective interest rate	2.8%	2.6%	2.1%
Interest payable on the Notes is included in “Other current liabilities” on our condensed consolidated balance sheets and consisted of the following balances:

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026	December 31, 2025

	(in thousands)
2027 Notes	$4,048	$4,049
2029 Notes	7,008	7,008
2031 Notes	3,354	3,354
2033 Notes	2,122	—
Total	$16,532	$14,411
Future minimum payments under the Notes as of June 30, 2026 are as follows:

	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Remainder of 2026	$6,875	$8,409	$5,031	$2,517	$22,832
Year ending December 31:
2027	556,875	16,819	10,063	4,744	588,501
2028	—	16,819	10,063	4,744	31,626
2029	—	755,909	10,063	4,744	770,716
2030	—	—	10,063	4,744	14,807
2031	—	—	580,031	4,744	584,775
Thereafter	—	—	—	639,616	639,616
Total future payments	563,750	797,956	625,314	665,853	2,652,873
Less amounts representing interest	(13,750)	(50,456)	(50,314)	(33,353)	(147,873)
Total principal amount	$550,000	$747,500	$575,000	$632,500	$2,505,000
Capped Call Transactions with Respect to the 2029 Notes and 2027 Notes
On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions”, respectively), or, together, the Capped Call Transactions, with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes and 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the 2029 Notes and 2027 Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the 2029 Notes and 2027 Notes.
These Capped Call instruments meet the conditions outlined in ASC 815-40, to be classified in stockholders’ deficit and are not subsequently remeasured as long as the conditions for equity classification continue to be met. We recorded a total reduction to additional paid-in capital of approximately $110.6 million related to the premium payments for the Capped Call Transactions.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchase Transactions with Respect to the Notes
In connection with each of the above Notes offerings, we used a portion of the net proceeds to repurchase shares of our common stock concurrently with the closing of each respective offering in privately negotiated transactions with certain of the applicable Initial Purchasers, at a purchase price equal to the last reported sale price of our common stock on the Nasdaq Global Select Market on the applicable pricing date as follows:

Date of Repurchase	Note Offering	Net Proceeds Used (in thousands)	Shares Repurchased	Agreed-upon Purchase Price per Share
March 4, 2020	2020 Note Offering	$75,000	2,414,681	$31.06
January 25, 2021	2021 Note Offering	$50,000	759,993	$65.79
February 25, 2025	2025 Note Offering	$48,276	1,405,411	$34.35
January 15, 2026	2026 Note Offering	$82,500	1,081,825	$76.26
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $15.7 million and $21.4 million as of June 30, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
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

	June 30, 2026
	Funding Agreement	Royalty Purchase Agreement (1)	Total

	(in thousands)
Carrying value of deferred royalty obligations, net	$600,927	$311,609	$912,536
Fair value of embedded derivative liability	15,709	—	15,709
Unamortized debt discount and issuance costs	(46,574)	(2,297)	(48,871)
Deferred royalty obligations, net	$570,062	$309,312	$879,374
(1)Including related party amounts of $207,739 for the carrying value of deferred royalty obligations, net and $(1,531) for the unamortized debt discount and issuance costs as of June 30, 2026.

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
Noncash interest expense under the Funding Agreement and Royalty Purchase Agreement is determined using the effective interest method, as described in Note 2. The effective interest rate for each instrument is derived by estimating the total expected royalty payments over the life of the arrangement based on projected future net product sales of acoramidis and the estimated timing of cap amount achievement, and solving for the rate that equates the present value of those projected payments to the initial carrying value. The effective interest rate is reassessed at each reporting period end, with changes in projected net sales or estimated repayment timing accounted for utilizing the prospective method.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The effective interest rate as of June 30, 2026 and December 31, 2025 was 22.4% and 22.2%, respectively, for the Funding Agreement. For the three and six months ended June 30, 2026, we recognized noncash interest expense related to the Funding Agreement of $33.0 million and $64.8 million, respectively, of which $4.4 million and $8.6 million, respectively, relates to amortization of debt discount and issuance costs. For the three and six months ended June 30, 2025, we recognized noncash interest expense related to the Funding Agreement of $25.8 million and $49.8 million, respectively, of which $3.3 million and $6.3 million, respectively, relate to amortization of debt discount and issuance costs. As of June 30, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Funding Agreement of $20.9 million and $8.2 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
The effective interest rate as of June 30, 2026 and December 31, 2025 was 10.7% and 10.4%, respectively, for the Royalty Purchase Agreement. For the three and six months ended June 30, 2026, we recognized noncash interest expense related to the Royalty Purchase Agreement of $8.3 million and $16.4 million, respectively, of which $0.2 million and $0.4 million, respectively, relates to amortization of debt discount and issuance costs. For the period from June 27, 2025 to June 30, 2025, we recognized noncash interest expense related to the Royalty Purchase Agreement of $0.3 million, of which an immaterial amount relates to amortization of debt issuance costs. As of June 30, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Royalty Purchase Agreement of $8.4 million and $3.0 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
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
•We recognize revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2029. We recognized $0.2 million and $0.4 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2026, respectively. We recognized $0.4 million and $0.7 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2025, respectively.
As of June 30, 2026 and December 31, 2025, there were $17.6 million and $5.0 million, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheets. During the three and six months ended June 30, 2026, we recognized license and services revenue and royalty revenue of $17.6 million and $27.9 million, respectively, under the Bayer License Agreement. During the three and six months ended June 30, 2025, we recognized license and services revenue and royalty revenue of $2.6 million and $78.6 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of June 30, 2026 includes a deferred revenue balance of $2.5 million ($0.8 million presented as “Deferred revenue, current portion” and $1.7 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2025, includes a deferred revenue balance of $2.9 million ($0.8 million presented as “Deferred revenue, current portion” and $2.1 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.

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
We determined the initial transaction price at inception of the KKC License Agreement to be $100.0 million, which consisted of the fixed and non-refundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of June 30, 2026. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•We recognize revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services to extend through 2030. We recognized $1.4 million and $3.5 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2026, respectively. We recognized $3.5 million and $5.8 million of license and services revenue relating to this performance obligation during the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2026, we recognized license and services revenue of $1.8 million and $4.0 million, respectively, under the KKC License Agreement. During the three and six months ended June 30, 2025, we recognized license and services revenue of $4.0 million and $6.7 million, respectively, under the KKC License Agreement. Our condensed consolidated balance sheet as of June 30, 2026 includes a deferred revenue balance of $11.2 million ($3.8 million presented as “Deferred revenue, current portion” and $7.4 million as “Deferred revenue, net of current portion”) related to our research and development services obligation and clinical supply. Our condensed consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $14.6 million ($5.4 million presented as “Deferred revenue, current portion” and $9.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.
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
During the three and six months ended June 30, 2026, we recognized license and services and royalty revenue of $1.8 million and $3.1 million, respectively, under the Eidos-Alexion License Agreement. During the three and six months ended June 30, 2025, we recognized license and services and royalty revenue of $31.0 million and $32.0 million, respectively, under the Eidos-Alexion License Agreement. The receivables relating to the Eidos-Alexion License Agreement were immaterial for all periods presented.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. During the three and six months ended June 30, 2026, we incurred $5.4 million and $8.6 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra. During the three and six months ended June 30, 2025, we incurred $1.1 million and $1.7 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra. For the three and six months ended June 30, 2025, we incurred $2.4 million and $6.9 million, respectively, of license fees payable to Stanford University, which was related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement (refer to Note 10) as well as the regulatory milestone achieved in May 2025 under the Eidos-Alexion License Agreement (refer to Note 10), and were capitalized as finite-lived intangible assets.
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
The components of lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Straight-line operating lease costs	$1,628	$1,236	$3,094	$2,230
Finance lease costs	—	92	29	187
Variable lease costs	937	1,074	1,717	2,480
Total lease costs	$2,565	$2,402	$4,840	$4,897
Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,674	$3,117
Operating cash flows for finance lease	$—	$229
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$11,580	$2,259

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2026, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2026	$3,007
Year ending December 31:
2027	2,451
2028	3,506
2029	3,107
2030	3,184
2031	3,031
Thereafter	4,675
Total future minimum lease payments	22,961
Imputed interest	(4,673)
Total	$18,288

Reported as of June 30, 2026
Operating lease liabilities, current portion	$3,315
Operating lease liabilities, net of current portion	14,973
Total operating lease liabilities	$18,288
During the three and six months ended June 30, 2026 and 2025, we did not identify any indicators of impairment, and no impairment loss was recognized during those periods.
13.      Public Offerings and Share Repurchase Program
2023 Shelf Registration Statement and ATM Agreement
In May 2023, we filed a shelf registration statement on Form S-3 (the “2023 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “ATM Agreement”) with Goldman Sachs & Co. LLC and SVB Securities LLC (collectively, the “ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $450.0 million through the ATM Sales Agents. We paid the ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds received from all sales of the common stock under the ATM Agreement. Since inception of the ATM Agreement through its termination on May 7, 2026, the Company had issued and sold 3,233,208 shares of common stock under the ATM Agreement for aggregate gross proceeds of $104.7 million.
2026 Shelf Registration Statement and ATM Agreement
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a customary commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of June 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2026 Share Repurchase Program
In May 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of June 30, 2026, we repurchased 1,904,001 shares in the open market at an average price of $66.96 per share for a total of approximately $127.5 million. The repurchased shares were held as treasury stock as of June 30, 2026.
14.      Stock-Based Compensation
Under each of our equity incentive plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of goods sold	$685	$126	$1,655	$217
Research and development	15,439	14,000	27,583	25,255
Selling, general and administrative	28,398	23,213	48,647	41,211
Restructuring, impairment, and related charges	—	—	—	46
Total stock-based compensation	$44,522	$37,339	$77,885	$66,729
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
16.      Income Taxes
BridgeBio is subject to U.S. federal, state and foreign income taxes as a corporation. BridgeBio’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. There was no provision for income tax for the three and six months ended June 30, 2026. Provision for income tax for the three and six months ended June 30, 2025 was $2.1 million.
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
17.      Net Loss Per Share
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and six months ended June 30, 2026 and 2025, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of June 30,
	2026	2025
Unvested RSUs	9,074,136	11,852,773
Unvested performance-based RSUs	285,973	194,943
Unvested market-based RSUs	116,071	375,000
Common stock options issued and outstanding	10,041,746	12,199,613
Estimated shares issuable under performance-based milestone compensation arrangements	902,775	1,681,209
Estimated shares issuable under the ESPP	71,990	112,977
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	11,544,448
Assumed conversion of 2033 Notes	5,720,014	—
	58,338,446	58,542,256
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
18.      Subsequent Event
On July 1, 2026 (the “Closing Date”), we entered into an Investment Agreement (the “Investment Agreement”) with Chinotto Investments, LLC (the “Sixth Street Purchaser”) and HCRx Investments HoldCo, L.P. (the “HCR Purchaser”) (collectively, the “Purchasers”), providing for the issuance and sale by the Company to the Purchasers of shares of the Company’s Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Pursuant to the Investment Agreement, the Purchasers purchased an aggregate of 933,900 shares of Preferred Stock (collectively, the “Purchased Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $933.9 million, consisting of 800,000 shares purchased by the Sixth Street Purchaser for an aggregate purchase price of $800.0 million and 133,900 shares purchased by the HCR Purchaser for an aggregate purchase price of $133.9 million. The Preferred Stock is convertible into shares of our common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $137.79 per share, subject to adjustment as set forth in the Certificate of Designations. The HCR Purchaser is an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., a related party.
The Preferred Stock ranks senior to the Common Stock and each other class or series of our equity securities with respect to the payment of dividends and rights on liquidation, dissolution or winding up. Holders of the Preferred Stock are entitled to dividends that accrue and accumulate daily, whether or not declared, at a rate of 7.00% per annum on the Accumulated Amount (as defined in the Certificate of Designations) of such shares, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and, at our option, either in cash or by compounding and adding to the Accumulated Amount. The dividend rate is subject to increase, including (i) by 500 basis points on the seventh anniversary of July 1, 2026 (the “Original Issuance Date”), (ii) by an additional 125 basis points commencing on the eighth anniversary of the Original Issuance Date and at the end of each third month thereafter, up to a dividend rate cap of 17.00% per annum, (iii) by 300 basis points upon the occurrence and during the continuation of a Triggering Event (as defined in the Certificate of Designations) and (iv) by 200 basis points in connection with certain change of control transactions in which the Preferred Stock is not redeemed and remains outstanding. Holders of the Preferred Stock are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis, and no dividends may be paid on the Common Stock unless the full participating dividends are paid at the same time to the holders of the Preferred Stock.
Holders of the Preferred Stock have the right, at any time and from time to time, to convert their shares of Preferred Stock into shares of Common Stock at the then-effective conversion price, which is initially $137.79 per share and, on and after the fifth anniversary of the Original Issuance Date, $153.10 per share, in each case subject to customary anti-dilution adjustments. On or after the third anniversary of the Original Issuance Date, we may, at our option, require conversion of all outstanding shares of Preferred Stock if the Market Price (as defined in the Certificate of Designations) of the Common Stock exceeds 200% of the then-applicable conversion price for at least 20 trading days during any 30 consecutive trading day period, subject to the satisfaction of the Common Stock Liquidity Conditions (as defined in the Certificate of Designations). Prior to receipt of the Requisite Stockholder Approval (as defined in the Certificate of Designations), the number of shares of Common Stock issuable to any one holder upon conversion is subject to a beneficial ownership limitation of 19.9%.
At any time following the third anniversary of the Original Issuance Date, we may redeem all or any portion of the outstanding shares of Preferred Stock at a redemption price per share equal to the greater of (i) the as-converted value of such share based on the Market Price of the Common Stock, (ii) 120% of the Original Issue Price (as defined in the Certificate of Designations) plus the accrued balance of the Preferred Stock, which percentage increases to 125% following the fourth anniversary of the Original Issuance Date and by an additional 5% on each subsequent anniversary, up to a maximum of 140%, and (iii) if either (A) the Company has not paid cash dividends on the Preferred Stock for more than eight quarters prior to the redemption date or (B) the redemption occurs on or after the seventh anniversary of the Original Issuance Date, an amount sufficient to generate a 13% internal pre-tax rate of return on such share. In the event of a Change of Control (as defined in the Certificate of Designations), we (or our successor or an affiliate thereof) have the option to purchase all, but not less than all, of the outstanding shares of Preferred Stock at a price per share, payable in cash, equal to the greatest as of the date of such purchase among (i) 120% of the Original Issue Price plus the accrued balance of the Preferred Stock, which percentage increases to 125% immediately following the fourth anniversary of the Original Issuance Date and by an additional 5% on each subsequent anniversary thereafter, up to a maximum of 140%, (ii) an amount sufficient to generate a 13% internal pre-tax rate of return on such share and (iii) the amount a holder would have received had such shares of Preferred Stock been converted into shares of Common Stock immediately prior to such Change of Control. The Preferred Stock is not redeemable at the option of the holders.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Holders of the Preferred Stock generally are entitled to vote with the holders of the Common Stock on an as-converted basis on all matters submitted to a vote of the Company’s stockholders, voting together as a single class, subject to the beneficial ownership and other limitations set forth in the Certificate of Designations. In addition, the approval of the holders of a majority of the outstanding shares of Preferred Stock, voting as a separate class, is required for the Company to take certain actions, including amending its organizational documents or the Certificate of Designations in a manner that adversely affects the Preferred Stock, authorizing, creating or issuing any senior or parity equity securities, and increasing or decreasing the authorized number of shares of Preferred Stock or issuing additional shares of Preferred Stock. The Investment Agreement contains customary representations, warranties, covenants and indemnification obligations of the parties.
Following approval by our Board of Directors and in accordance with the Certificate of Designations, a cash dividend of $2.7 million was paid to the holders of the Preferred Stock on July 15, 2026.

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
We currently generate material revenues from one commercial product and have multiple product candidates in late-stage development. Acoramidis received FDA approval in November 2024 as Attruby, and it received approval as Beyonttra from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), and (iii) the United Kingdom Medicines and Healthcare Products Regulatory Agency in the UK in April 2025. On March 30, 2026, we submitted our New Drug Application (“NDA”) to the FDA for oral BBP-418 for the treatment of LGMD2I/R9. On May 27, 2026, the FDA accepted our NDA for filing, granted Priority Review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 27, 2026 for BBP-418. On May 12, 2026, we submitted our NDA to the FDA for encaleret as a potential targeted treatment for ADH1. The FDA accepted our NDA for filing and assigned a PDUFA target action date of May 8, 2027 for encaleret. We submitted our NDA to the FDA for low-dose infigratinib for achondroplasia.
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

We have incurred significant operating losses since our inception. For the six months ended June 30, 2026 and 2025, we incurred net losses of $322.4 million and $353.4 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby and Beyonttra, and the development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.
On July 1, 2026, we entered into an Investment Agreement (the “Investment Agreement”) with Chinotto Investments, LLC (the “Sixth Street Purchaser”) and HCRx Investments HoldCo, L.P. (the “HCR Purchaser”) (collectively, the “Purchasers”), providing for the issuance and sale of Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Pursuant to the Investment Agreement, the Purchasers purchased an aggregate of 933,900 shares of Preferred Stock at a purchase price of $1,000 per share, for an aggregate purchase price of $933.9 million, consisting of 800,000 shares purchased by the Sixth Street Purchaser for an aggregate purchase price of $800.0 million and 133,900 shares purchased by the HCR Purchaser for an aggregate purchase price of $133.9 million. The Preferred Stock is convertible into shares of our common stock at an initial conversion price of $137.79 per share, subject to adjustment as set forth in the certificate of designations for the Preferred Stock. The HCR Purchaser is an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., a related party.
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a customary commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of June 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.
In May 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of June 30, 2026, we repurchased 1,904,001 shares in the open market at an average price of $66.96 per share for a total of approximately $127.5 million. The repurchased shares were held as treasury stock as of June 30, 2026.
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
Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Total revenues, net	$243,676	$110,565	$438,191	$227,198
Total cost of revenues	$15,046	$3,653	$24,985	$6,292
Research and development	$149,448	$111,231	$276,084	$222,662
Selling, general and administrative	$186,261	$129,154	$350,157	$235,519
Loss from operations	$(107,079)	$(134,278)	$(213,035)	$(238,650)
Interest income	$6,659	$3,898	$12,905	$9,283
Interest expense	$(13,278)	$(11,607)	$(26,220)	$(29,728)
Noncash interest expense on deferred royalty obligations (1)	$(41,345)	$(26,030)	$(81,218)	$(50,050)
Loss on extinguishment of debt	$—	$—	$—	$(21,155)
Net loss from equity method investments	$(6,435)	$(20,189)	$(24,718)	$(35,745)
Other income, net	$5,587	$6,548	$9,840	$14,779
Net loss	$(155,891)	$(183,758)	$(322,446)	$(353,366)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$3,675	$1,855	$6,187	$4,041
Net loss attributable to common stockholders of BridgeBio	$(152,216)	$(181,903)	$(316,259)	$(349,325)
(1)Including related party amounts of $(5,575) and $(10,936), respectively, for the three and six months ended June 30, 2026 (as described in Note 9 to our condensed consolidated financial statements).

Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	June 30, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$677,911	$570,119
Marketable securities	42,249	17,363
Total cash, cash equivalents and marketable securities	$720,160	$587,482
Revenues, Net
The following table summarizes our revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Net product revenue	$222,440	$71,501	$150,939	$403,036	$108,240	$294,796
License and services revenue	5,804	37,440	(31,636)	10,223	117,130	(106,907)
Royalty revenue	15,432	1,624	13,808	24,932	1,828	23,104
Total revenues, net	$243,676	$110,565	$133,111	$438,191	$227,198	$210,993
Total revenues, net increased by $133.1 million for the three months ended June 30, 2026, compared to the same period in 2025, which consisted of an increase of $150.9 million in net product revenue, a decrease of $31.6 million in license and services revenue, and an increase of $13.8 million in royalty revenue. Total revenues, net increased by $211.0 million for the six months ended June 30, 2026, compared to the same period in 2025, which consisted of an increase of $294.8 million in net product revenue, a decrease of $106.9 million in license and services revenue, and an increase of $23.1 million in royalty revenue.
Net product revenue from Attruby increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to continued commercial expansion driven by patient demand.
License and services revenue decreased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to the achievement of a regulatory milestone of $30.0 million recognized under the Eidos-Alexion License Agreement in 2025. License and services revenue decreased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to $105.0 million recognized for regulatory milestone achievements following approval of Beyonttra in the EU and pricing approval of Beyonttra in Japan in 2025.
Royalty revenue increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.
Following the FDA approval of Attruby in November 2024, we commercialized Attruby in the U.S. and anticipate our future revenue to primarily be generated from recurring net product revenue from Attruby and future commercial products, if approved. In addition, the level of license and services revenue that we recognize depends in part upon the estimated recognition period of the upfront payments allocated to continuing performance obligations, the achievement of milestones and other contingent events, the level of effort incurred for research and development contracted services, and the impact of entering into new licensing and collaboration agreements, if any. Furthermore, following the regulatory approvals of Beyonttra in the EU, Japan, and in the UK in 2025, we anticipate significant future royalty revenue to be generated from the commercial sales of Beyonttra by our commercial partners, Bayer and Alexion.

Operating Costs and Expenses
Cost of Revenues
The following table summarizes our cost of revenues for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Cost of goods sold	$10,528	$2,848	$7,680	$18,260	$4,882	$13,378
Cost of license, services, and royalty revenue	4,518	805	3,713	6,725	1,410	5,315
Total cost of revenues	$15,046	$3,653	$11,393	$24,985	$6,292	$18,693
Total cost of revenues increased by $11.4 million for the three months ended June 30, 2026, compared to the same period in 2025 primarily due to an increase of $7.7 million in cost of goods sold and an increase of $3.7 million in cost of license, services, and royalty revenue. Total cost of revenues increased by $18.7 million for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to an increase of $13.4 million in cost of goods sold and an increase of $5.3 million in cost of license, services, and royalty revenue.
Cost of goods sold for the three and six months ended June 30, 2026 and 2025 consists of contract manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue.
Cost of license, services, and royalty revenue for the three and six months ended June 30, 2026 and 2025, consists mainly of third-party royalties associated with commercial sales of Beyonttra, contract manufacturing costs relating to product supply of Beyonttra to our collaboration partners, and amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements. We began incurring royalties and manufacturing costs associated with commercial sales of Beyonttra upon its approval in the EU, Japan, and the UK in 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Research and development	$149,448	$111,231	$38,217	$276,084	$222,662	$53,422
Research and development expenses increased by $38.2 million and $53.4 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily driven by the development of late-stage programs.
The increase of $38.2 million for the three months ended June 30, 2026 was primarily driven by a $28.8 million increase in external costs, an $8.0 million increase in personnel-related expenses due to increased headcount, and a $1.4 million increase in stock-based compensation expenses.
The increase of $53.4 million for the six months ended June 30, 2026 was primarily driven by a $38.5 million increase in external costs, a $12.6 million increase in personnel-related expenses due to increased headcount, and a $2.3 million increase in stock-based compensation expenses.
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

The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	$36,522	$28,269	$67,913	$52,661
Infigratinib for achondroplasia and hypochondroplasia	35,460	30,191	70,993	58,125
BBP-418 for LGMD2I/R9	26,653	11,243	42,261	25,452
Encaleret for ADH1	24,079	13,128	44,507	28,587
Other development programs	6,763	10,536	13,523	21,966
Other research programs	19,971	17,864	36,887	35,871
Total	$149,448	$111,231	$276,084	$222,662
Selling, General and Administrative Expenses
The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Selling, general and administrative	$186,261	$129,154	$57,107	$350,157	$235,519	$114,638
Selling, general and administrative expenses increased by $57.1 million and $114.6 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.
The increase of $57.1 million for the three months ended June 30, 2026 was primarily driven by a $29.9 million increase in external costs, a $22.0 million increase in personnel-related expenses due to increased headcount, and a $5.2 million increase in stock-based compensation expenses, reflecting continued investment in the ongoing commercialization of Attruby and pre-commercial activities for our late-stage product candidates.
The increase of $114.6 million for the six months ended June 30, 2026 was primarily driven by a $73.8 million increase in external costs, a $33.4 million increase in personnel-related expenses due to increased headcount, and a $7.4 million increase in stock-based compensation expenses, reflecting continued investment in the ongoing commercialization of Attruby and pre-commercial activities for our late-stage product candidates.
Other Income (Expense), Net
Interest Income
The following table summarizes our interest income during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Interest income	$6,659	$3,898	$2,761	$12,905	$9,283	$3,622
Interest income has historically consisted of interest income earned on our cash, cash equivalents and marketable securities. Generally, increases and decreases in interest income during the three and six months ended June 30, 2026 and 2025 are attributable to changes in the interest-bearing average balances of our cash, cash equivalents, marketable securities, and fluctuations in interest rates.

Interest Expense
The following table summarizes our interest expense during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Interest expense	$(13,278)	$(11,607)	$(1,671)	$(26,220)	$(29,728)	$3,508
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
Noncash Interest Expense on Deferred Royalty Obligations
The following table summarizes our noncash interest expense on deferred royalty obligations during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Noncash interest expense on deferred royalty obligations	$(41,345)	$(26,030)	$(15,315)	$(81,218)	$(50,050)	$(31,168)
Noncash interest expense on deferred royalty obligations increased by $15.3 million and $31.2 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to increases of $8.1 million and $16.1 million, respectively, in noncash interest expense recognized under the Royalty Purchase Agreement, reflecting a full quarter and full six months of accretion, respectively, in 2026 as compared with approximately three days following the execution of the agreement on June 27, 2025. The remaining increases of $7.2 million and $15.1 million, respectively, were driven by an increase in accretion expense under the Funding Agreement associated with our higher deferred royalty obligation balance and an increase in the effective interest rate from 20.4% as of June 30, 2025 to 22.4% as of June 30, 2026. The increase in the effective interest rate reflects a prospective adjustment resulting from updated projections of future global acoramidis net sales, revised upward to reflect the strong commercial performance of Attruby in the U.S. and the initiation of Beyonttra sales in Europe, Japan, and the UK, particularly during the second half of 2025.
Loss on Extinguishment of Debt
In February 2025, upon receipt of proceeds from the 2031 Notes, we fully repaid the term loan under the Amended Financing Agreement and recognized a loss on extinguishment of debt of $21.2 million on our condensed consolidated statements of operations. Refer to Note 8 to our condensed consolidated financial statements.
Net Loss from Equity Method Investments
The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Net loss from equity method investments	$(6,435)	$(20,189)	$13,754	$(24,718)	$(35,745)	$11,027
We account for our investments in GondolaBio and Legacy BBOT (now referred to as “BBOT” as the new combined company as more fully discussed in Note 5 to our condensed consolidated financial statements) using the equity method of accounting. For the three months ended June 30, 2026 we recorded net loss from the equity method investments in GondolaBio and BBOT of nil and $6.2 million, respectively. For the six months ended June 30, 2026 we recorded net loss from the equity method investments in GondolaBio and BBOT of $6.4 million and $17.9 million, respectively. For the three months ended June 30, 2025 we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $9.1 million and $11.1 million, respectively. For the six months ended June 30, 2025 we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $15.9 million and $19.8 million, respectively.

Other Income, Net
The following table summarizes our other income, net during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Other income, net	$5,587	$6,548	$(961)	$9,840	$14,779	$(4,939)
The decrease for the three months ended June 30, 2026, compared to the same period in 2025, was primarily driven by a $3.4 million decrease in net gains on foreign currency transactions and an $0.8 million decrease in other income recognized under the respective transition services agreements with GondolaBio and BBOT (as described in Note 5 to our condensed consolidated financial statements), partially offset by a $2.0 million increase in other income resulting from the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement and $1.4 million of other nonrecurring expense, net incurred in the prior period.
The decrease for the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by a $5.2 million decrease in net gains on foreign currency transactions and a $1.3 million decrease in other income recognized under the respective transition services agreements with GondolaBio and BBOT (as described in Note 5 to our condensed consolidated financial statements), partially offset by $1.4 million of other nonrecurring expense, net incurred in the prior period.
Net Loss Attributable to Redeemable Convertible Noncontrolling Interests and Noncontrolling Interests
The following table summarizes our net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests during the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$3,675	$1,855	$1,820	$6,187	$4,041	$2,146
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
Liquidity and Capital Resources
We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty monetization, cash proceeds from net product revenue and royalties, and upfront and milestone payments received from license and collaboration arrangements. As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $720.2 million, including funds held by our wholly-owned subsidiaries and controlled entities. As of June 30, 2026, we had outstanding debt of approximately $2.5 billion related to our convertible senior notes, consisting of $548.0 million related to our 2027 Notes (which matures on March 15, 2027 and is classified as a current liability), $741.9 million related to our 2029 Notes, $565.5 million related to our 2031 Notes, and $620.1 million related to our 2033 Notes, in each case net of unamortized debt discount and issuance costs, and deferred royalty obligations of $908.7 million.
Subsequent to quarter-end, on July 1, 2026, we issued and sold an aggregate of 933,900 shares of Series A Cumulative Convertible Participating Preferred Stock (the “Preferred Stock”) for aggregate gross proceeds of $933.9 million, pursuant to an Investment Agreement with Sixth Street-affiliated and KKR-affiliated purchasers. The Preferred Stock ranks senior to our common stock, accrues cumulative dividends at an initial rate of 7.00% per annum (payable in cash or in kind at our election, subject to escalation over time as described in Note 18), and is convertible into shares of our common stock at an initial conversion price of $137.79 per share. This financing strengthened our liquidity position following the balance sheet date. Refer to Note 18 to our condensed consolidated financial statements for additional details.

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2026 and 2025, we incurred net losses of $322.4 million and $353.4 million, respectively. We incurred net cash outflow from operations of $268.4 million and $279.9 million for the same periods, respectively. We had an accumulated deficit as of June 30, 2026 and December 31, 2025 of $4.1 billion and $3.8 billion, respectively. While we have historically undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we may not be able to generate significant revenues from product sales of any of our product candidates, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate net product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain late-stage clinical programs.
Our short-term and long-term liquidity requirements include contractual payments related to our 2027 Notes, 2029 Notes, 2031 Notes, and 2033 Notes (refer to Note 8 to our condensed consolidated financial statements), our deferred royalty obligations, net under the Funding Agreement and Royalty Purchase Agreement (refer to Note 9 to our condensed consolidated financial statements), obligations under our real estate leases (refer to Note 12 to our condensed consolidated financial statements), accounts payable and accrued liabilities.
We also have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory and development milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (refer to Note 7 to our condensed consolidated financial statements).
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
We expect our cash, cash equivalents, and marketable securities, together with increasing cash collections from product sales of Attruby and Beyonttra, will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of commercialization of our product candidates we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.
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

Sources of Liquidity
Revenue from Attruby Sales
We currently generate material revenues from one commercial product, Attruby, which received FDA approval in November 2024, for the treatment of transthyretin amyloidosis. Product sales of Attruby represent an important source of our liquidity and cash inflows beginning in 2025. As commercialization efforts continue to expand domestically and internationally, and as market adoption increases, we expect product sales of Attruby to provide a growing and recurring source of operating cash flow to support our commercial activities and research and development.
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
Debt
As of June 30, 2026, we have borrowings under the 2027 Notes, 2029 Notes, 2031 Notes, and 2033 Notes, which are discussed below.
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
The 2027 Notes are convertible for a limited period from July 1, 2026 through September 30, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. The 2027 Notes have been classified as current maturities of long-term debt as of June 30, 2026 due to their contractual maturity on March 15, 2027.
Refer to Note 8 to our condensed consolidated financial statements for other details.

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

Public Offerings
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of June 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.
Subsequent Event - Series A Cumulative Convertible Participating Preferred Stock
On July 1, 2026, we entered into an Investment Agreement (the “Investment Agreement”) with Chinotto Investments, LLC (the “Sixth Street Purchaser”) and HCRx Investments HoldCo, L.P. (the “HCR Purchaser”) (collectively, the “Purchasers”), providing for the issuance and sale of Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Pursuant to the Investment Agreement, the Purchasers purchased an aggregate of 933,900 shares of Preferred Stock at a purchase price of $1,000 per share, for an aggregate purchase price of $933.9 million, consisting of 800,000 shares purchased by the Sixth Street Purchaser for an aggregate purchase price of $800.0 million and 133,900 shares purchased by the HCR Purchaser for an aggregate purchase price of $133.9 million. The Preferred Stock is convertible into shares of our common stock at an initial conversion price of $137.79 per share, subject to adjustment as set forth in the certificate of designations for the Preferred Stock. The HCR Purchaser is an entity affiliated with Kohlberg Kravis Roberts & Co. L.P., a related party.
Refer to Note 18 to our condensed consolidated financial statements for additional details.
Cash Flows
The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(268,380)	$(279,916)	$11,536
Net cash used in investing activities	(24,849)	(14,597)	(10,252)
Net cash provided by financing activities	401,125	362,369	38,756
Net increase in cash, cash equivalents and restricted cash	$107,896	$67,856	$40,040
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $268.4 million for the six months ended June 30, 2026, and consisted of our net loss of $322.4 million and net cash outflow of $134.1 million related to changes in operating assets and liabilities, partially offset by noncash adjustments totaling $188.1 million. The noncash adjustments totaling $188.1 million primarily included $81.2 million in noncash interest expense on deferred royalty obligations, $77.3 million in stock-based compensation expense, and $24.7 million in net loss from equity method investments. The net cash outflow of $134.1 million related to changes in operating assets and liabilities was attributed mainly to an increase of $115.0 million in accounts receivable, net primarily related to receivables from net product revenues, an increase of $28.2 million in inventories due to a continuing build-up of Attruby inventory to support anticipated demand, an increase of $20.2 million in prepaid expenses and other current assets primarily due to timing of payments and operational fluctuations, a decrease of $9.0 million in accounts payable primarily due to timing of payments, a decrease of $25.8 million in accrued compensation and benefits, and a decrease of $4.3 million in deferred revenue primarily related to the Bayer License Agreement and KKC License Agreement; partially offset by an increase of $23.0 million in accrued research and development and an increase of $52.4 million in other liabilities primarily due to timing of payments.

Net cash used in operating activities was $279.9 million for the six months ended June 30, 2025 and consisted of our net loss of $353.4 million and net cash outflow of $96.7 million related to changes in operating assets and liabilities, partially offset by noncash adjustments totaling $170.2 million. The noncash adjustments totaling $170.2 million primarily included $63.1 million in stock-based compensation expense, $50.0 million in noncash interest expense on deferred royalty obligations, $21.2 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Financing Agreement, net loss from equity method investments of $35.7 million, and $3.1 million in amortization of debt discount and issuance costs. The net cash outflow of $96.7 million related to changes in operating assets and liabilities was attributed mainly to an increase of $72.1 million in accounts receivable, net primarily related to receivables for net product revenues, an increase of $16.6 million in inventories, an increase of $22.7 million in prepaid expenses and other current assets, a decrease of $15.6 million in accrued compensation and benefits, and a decrease in deferred revenue of $6.5 million, partially offset by an increase in accounts payable of $16.5 million, which are primarily due to the timing of payments, and an increase in other current liabilities of $26.6 million.
Net Cash Flows Used in Investing Activities
Net cash used in investing activities was $24.8 million for the six months ended June 30, 2026, attributable primarily to purchases of marketable securities of $63.9 million; partially offset by maturities of marketable securities of $39.6 million.
Net cash used in investing activities was $14.6 million for the six months ended June 30, 2025, attributable primarily to purchases of marketable securities of $7.9 million and the aggregate payments for intangible assets of $6.1 million.
Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $401.1 million for the six months ended June 30, 2026, and consisted primarily of $632.5 million in proceeds from the issuance of the 2033 Notes, and $24.9 million in proceeds from stock option exercises and employee stock purchase plan purchases (net of repurchases); partially offset by the $210.0 million in repurchase of common stock in relation to the issuance of our 2033 Notes and our stock repurchase program, $13.2 million payment of issuance costs and discounts associated with the 2033 Notes, and $33.1 million repayments of deferred royalty obligations.
Net cash provided by financing activities was $362.4 million for the six months ended June 30, 2025,and consisted primarily of $575.0 million in proceeds from the issuance of 2031 Notes, $300.0 million in gross cash proceeds from the royalty obligation under the Royalty Purchase Agreement, and $9.7 million in proceeds from stock option exercises (net of repurchases), partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, $12.0 million payment of issuance costs and discounts associated with the 2031 Notes, and $2.0 million payment of issuance costs associated with the royalty obligation under the Royalty Purchase Agreement.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, we held cash, cash equivalents and marketable securities of $720.2 million. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, and high investment grade fixed income securities that are primarily invested in U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested in U.S. treasury bills and notes and agency discount notes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.
As of June 30, 2026, our 2027 Notes, 2029 Notes, 2031 Notes, and 2033 Notes had principal balances of $550.0 million, $747.5 million, $575.0 million, and $632.5 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
•the data collected from clinical trials of product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application (“NDA”), biologics license application (“BLA”), or other submission for regulatory approval in the U.S. or elsewhere;

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
Although some of our product candidates were granted fast track designation by the FDA, we may elect not to pursue any of breakthrough therapy, fast track or RMAT designations for our other product candidates, and the FDA has broad discretion whether or not to grant these designations.

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

The drug product for Attruby and Beyonttra is currently supplied by one primary supplier. We have entered into a master agreement with an alternative supplier of drug product and have taken delivery of commercial drug product manufactured by this secondary supplier. We expect these tablets to enter our finished goods inventory later this year following completion of packaging. However, we may encounter unexpected delays in the further processing, packaging, release, or supply of commercial drug product from this or other suppliers.
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
Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) and from time to time have been or may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and from time to time our issued patents have been or may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates to ours, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in litigation or other proceedings.
If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one or more of our product candidates, the defendant could counterclaim that the patent covering the relevant product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, written description or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. From time to time, third parties have raised and may in the future raise validity challenges before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or other third party were to prevail on an assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.
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
As of June 30, 2026, we had 999 full-time employees and 4 part-time employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of June 30, 2026, we had 999 full-time employees and 4 part-time employees across all of our affiliates and controlled entities. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

We are not profitable and have incurred losses since our inception in April 2015. For the three and six months ended June 30, 2026, we incurred net losses of $155.9 million and $322.4 million, respectively. For the three and six months ended June 30, 2025, we incurred net losses of $183.8 million and $353.4 million, respectively. As of June 30, 2026, we had an accumulated deficit of $4.1 billion. In November 2024, Attruby was approved for commercial sale in the U.S. and in February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, we previously had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have until recently financed operations solely through the sale of equity securities, debt financings, royalty monetization, and the sale of certain assets. We continue to incur significant research and development (“R&D”), costs for the commercialization of Attruby and Beyonttra, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of contract research organizations (“CROs”) for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.
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

As of June 30, 2026, we had working capital of $202.5 million, of which cash, cash equivalents and marketable securities amounted to $720.2 million. We expect that our cash and cash equivalents, and marketable securities, and proceeds from Attruby product revenue will be sufficient to fund our operations through at least the next 12 months from the date of filing of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty monetization, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
As of June 30, 2026, we and our subsidiaries had total consolidated indebtedness of $2.5 billion related to the Notes and deferred royalty obligations of $908.7 million. The Notes include $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”), $575.0 million of indebtedness outstanding under our 1.75% Convertible Senior Notes due 2031 (the “2031 Notes”) and $632.5 million of indebtedness outstanding under our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”). Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Refer to the Risk Factor below in this Item 1A for further discussion related to our royalty monetization arrangements.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we may satisfy our conversion obligation, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock (other than paying cash in lieu of delivering any fractional share). To the extent we elect to settle any conversion in cash or in a combination of cash and shares, the cash portion of such settlement could reduce our liquidity. For example, the 2027 and 2031 Notes became convertible for a limited period starting on July 1, 2026 under the conversion condition met and will remain convertible until September 30, 2026.
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
For example, in May 2026, we entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC, which provided for the offer and sale of up to $500.0 million of our common stock in an “at-the-market” offering program. Sales under any equity distribution agreements or “at-the-market” offering arrangements, including those we may enter into in the future, could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other securities, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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
Our outstanding convertible preferred stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stock.
In July 2026, we issued an aggregate of 933,900 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to funds managed by Sixth Street Partners, LLC, and funds managed by HealthCare Royalty, pursuant to an investment agreement (the “Investment Agreement”) dated July 1, 2026. The Preferred Stock ranks senior to our common stock with respect to the payment of dividends and rights on liquidation, dissolution or winding up. Holders of the Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis, and no dividends may be paid on our common stock unless the full participating dividends are paid at the same time to the holders of the Preferred Stock.
The Preferred Stock may initially be converted at any time at the option of the respective holders into an aggregate of 6,777,704 shares of our common stock. Any conversion of the Preferred Stock may significantly dilute the holders of our common stock. Unless we obtain stockholder approval in accordance with the listing requirements of Nasdaq, the maximum number of shares of common stock into which the Preferred Stock may be converted will be limited such that, upon any conversion of Preferred Stock, the number of shares of our common stock being issued upon conversion will not cause the holder thereof, when taken together with all other shares of our common stock beneficially owned by such holder at the time of conversion, to beneficially own shares of our common stock exceeding 19.9% of the total voting power of our common stock (on an as-converted basis). We are obligated under the Investment Agreement to seek stockholder approval to have such restriction removed. The conversion price of the Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event.
For additional details about the Preferred Stock, refer to Note 18 to our condensed consolidated financial statements.
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

Pursuant to our Third Amended and Restated 2021 Stock Option and Incentive Plan (the “A&R 2021 Plan”), we are authorized to grant stock options and other stock-based awards to our employees, directors and consultants. In addition, pursuant to our Amended and Restated 2019 Inducement Equity Plan, we are authorized to grant stock options and other stock-based awards to prospective officers and employees who are not currently employed by us or one of our subsidiaries. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the A&R 2021 Plan, if our stockholders approve of any such further increase, our stockholders may experience additional dilution, and our stock price may fall.
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
Based upon our common stock outstanding as of June 30, 2026, our beneficial stockholders, directors, and executive officers beneficially own 40.9% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities
During the period covered by this Quarterly Report on Form 10-Q, we did not issue or sell any unregistered securities other than as disclosed in Note 8 to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(b)Use of Proceeds from Public Offering of Common Stock
None.
(c)Issuer Purchases of Company Equity Securities
In May 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of BridgeBio’s outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
The table below sets forth information regarding repurchases during the period covered by this Quarterly Form 10-Q:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1–April 30, 2026	—	—	—	$500,000
May 1–May 31, 2026	893,531	$67.15	893,531	$444,001
June 1–June 30, 2026	1,010,470	$66.79	1,010,470	$372,514
Total	1,904,001	$66.96	1,904,001	$372,514
(1)Excludes commissions and transaction costs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)Information Required to be Reported on Form 8-K
None.
(b)Material Changes to Nomination Procedures
None.
(c)Director and Officer Trading Plans and Arrangements
On May 13, 2026, Neil Kumar, our Chief Executive Officer and a member of our Board of Directors, adopted a trading plan (the “Kumar Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Kumar Trading Plan provides for the potential sale of (i) a number of shares of our common stock to be determined based on the net shares resulting from the vesting of restricted stock units and performance stock units held by Dr. Kumar, representing 100% of the net shares vested under each applicable grant, and (ii) up to 120,000 shares of our common stock held by the Kumar Haldea Family Irrevocable Trust, of which Dr. Kumar is a trustee. Dr. Kumar and the Kumar Haldea Family Irrevocable Trust are not permitted to transfer, sell or otherwise dispose of any shares under the Kumar Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Kumar Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Kumar Trading Plan is adopted; or (b) the 121st day after the adoption date. The Kumar Trading Plan is expected to remain in effect until the earlier of (a) July 30, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth in Part II of the Kumar Trading Plan have expired; (c) as soon as practicable following the date on which Dr. Kumar gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Kumar Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Kumar Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Kumar Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Dr. Kumar that would result in a modification or change to the amount, price or timing of the sale of shares under the Kumar Trading Plan but the requirements for a modification of the Kumar Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated By laws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

3.4	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of BridgeBio Pharma, Inc.	8-K	001-38959	3.1	July 2, 2026

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025
4.11	Indenture, dated as of January 21, 2026, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	January 21, 2026

4.12	Form of Global Note, representing BridgeBio Pharma, Inc.’s 0.75% Convertible Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 21, 2026

4.13	Registration Rights Agreement, dated as of July 1, 2026, by and among BridgeBio Pharma, Inc. and the Purchasers identified therein.	8-K	001-38959	10.2	July 2, 2026

10.1#	BridgeBio Pharma, Inc. Third Amended and Restated 2021 Stock Option and Incentive Plan and form award agreements thereunder.	8-K	001-38959	10.1	June 26, 2026

10.2#	Equity Distribution Agreement dated May 7, 2026 by and among BridgeBio Pharma, Inc., Goldman Sachs & Co. LLC and Leerink Partners LLC.	S-3ASR	333-295678	1.2	May 8, 2026

10.3#†	Investment Agreement, dated as of July 1, 2026, by and among BridgeBio Pharma, Inc. and the Purchasers identified therein.	8-K	001-38959	10.1	July 2, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith
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

BridgeBio Pharma, Inc.

Date: August 10, 2026	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2026	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)