Form 10-Q
period 2026-09-30
BridgeBio Pharma, Inc.
filed 2026-10-29
CIK 1743881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2026, the registrant had 194,800,782 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to continue planned nonclinical and clinical development of our respective development programs, and the timing, cost and success of any such continued nonclinical and clinical development and planned regulatory submissions;
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
Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which was filed with the SEC on May 7, 2026, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which was filed with the SEC on August 10, 2026. You should carefully consider that information before you make an investment decision.
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
•Although we have obtained marketing authorization for Attruby, we have multiple product candidates in our development pipeline that are still in nonclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our pipeline product candidates will receive regulatory approval, which is necessary before they can be commercialized.
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
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our achondroplasia, autosomal dominant hypocalcemia type 1 (ADH1), and limb-girdle muscular dystrophy type 2I/R9 (LGMD2I/R9) development programs, we refer to our product candidates by their scientific (or generic) name or BridgeBio Pharma (“BBP”) developmental designation. When referring to our commercial product that has been approved in (i) the U.S. and Australia (ii) the EU, Japan, Brazil and the UK, as applicable, we use both names AttrubyTM and BeyonttraTM – e.g., “Our commercial organization focuses on supporting the appropriate use of Attruby and Beyonttra in the markets where this product has been approved.”

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,533,363	$570,119
Marketable securities	5,492	17,363
Accounts receivable, net	375,089	139,444
Inventories	59,718	26,753
Prepaid expenses and other current assets	70,944	44,070
Total current assets	2,044,606	797,749
Equity method investments	47,783	79,972
Property and equipment, net	5,042	5,366
Operating lease right-of-use assets	15,746	8,149
Intangible assets, net	25,923	28,077
Other assets	22,686	16,712
Total assets	$2,161,786	$936,025
Liabilities, Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
Current liabilities:
Accounts payable	$88,258	$36,228
Accrued compensation and benefits	66,686	76,703
Accrued research and development liabilities	55,018	41,436
Operating lease liabilities, current portion	1,987	6,192
Deferred revenue, current portion	4,744	7,190
2027 Notes, net	548,430	—
Other current liabilities (2)	212,114	120,222
Total current liabilities	977,237	287,971
2027 Notes, net	—	547,015
2029 Notes, net	742,437	740,890
2031 Notes, net	566,013	564,565
2033 Notes, net	620,533	—
Deferred royalty obligations, net (3)	884,053	855,030
Operating lease liabilities, net of current portion	14,645	3,811
Deferred revenue, net of current portion	8,968	13,080
Other long-term liabilities	1,405	244
Total liabilities	3,815,291	3,012,606
Commitments and contingencies (Note 7)
Redeemable convertible noncontrolling interests	(1,363)	(570)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value; 24,066,100 shares authorized and no shares issued and outstanding as of September 30, 2026; 25,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025	—	—
Series A preferred stock, $0.001 par value; 933,900 shares authorized, issued, and outstanding as of September 30, 2026 (aggregate liquidation preference of $1,134,359 as of September 30, 2026)	942,478	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 207,300,005 shares issued and 196,004,842 shares outstanding as of September 30, 2026; 202,369,129 shares issued and 194,771,957 shares outstanding as of December 31, 2025	207	202
Treasury stock, at cost; 11,295,163 shares as of September 30, 2026; 7,597,172 shares as of December 31, 2025	(580,775)	(323,276)
Additional paid-in capital	2,170,006	2,057,646
Accumulated other comprehensive income (loss)	(95)	12
Accumulated deficit	(4,194,163)	(3,821,194)
Total BridgeBio stockholders’ deficit	(1,662,342)	(2,086,610)
Noncontrolling interests	10,200	10,599
Total stockholders’ deficit	(1,652,142)	(2,076,011)
Total liabilities, redeemable convertible noncontrolling interests and stockholders’ deficit	$2,161,786	$936,025
(1)The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements as of that date.
(2)Including related party amounts of nil and $2,003 as of September 30, 2026 and December 31, 2025, respectively (as described in Note 9).
(3)Including related party amounts of nil and $204,650 as of September 30, 2026 and December 31, 2025, respectively (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net product revenue	$253,346	$108,111	$656,382	$216,351
License and services revenue	79,314	8,311	89,537	125,441
Royalty revenue	20,511	4,278	45,443	6,106
Total revenues, net	353,171	120,700	791,362	347,898
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	12,317	4,028	30,577	8,910
Cost of license, services, and royalty revenue	8,133	2,535	14,858	3,945
Total cost of revenues	20,450	6,563	45,435	12,855
Research and development	143,506	112,874	419,590	335,536
Selling, general and administrative	200,854	137,621	551,011	373,140
Restructuring, impairment, and related charges	—	8,841	—	10,216
Total operating costs and expenses	364,810	265,899	1,016,036	731,747
Loss from operations	(11,639)	(145,199)	(224,674)	(383,849)
Other income (expense), net:
Interest income	13,105	6,239	26,010	15,522
Interest expense	(13,255)	(11,739)	(39,475)	(41,467)
Noncash interest expense on deferred royalty obligations (1)	(42,282)	(36,410)	(123,500)	(86,460)
Net loss from equity method investments	(7,312)	(15,834)	(32,030)	(51,579)
Loss on extinguishment of debt	—	—	—	(21,155)
Other income, net	2,116	16,461	11,956	31,240
Total other expense, net	(47,628)	(41,283)	(157,039)	(153,899)
Loss before income taxes	(59,267)	(186,482)	(381,713)	(537,748)
Provision for (benefit from) income taxes	1,229	(1,545)	1,229	555
Net loss	(60,496)	(184,937)	(382,942)	(538,303)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,786	2,194	9,973	6,235
Net loss attributable to BridgeBio	(56,710)	(182,743)	(372,969)	(532,068)
Preferred stock dividends and accretion	26,293	—	26,293	—
Net loss attributable to common stockholders of BridgeBio	$(83,003)	$(182,743)	$(399,262)	$(532,068)
Net loss per share attributable to common stockholders of BridgeBio, basic and diluted	$(0.42)	$(0.95)	$(2.04)	$(2.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders of BridgeBio, basic and diluted	196,029,851	191,854,152	195,539,752	190,845,133
(1)Including related party amounts of $(2,942) and $(13,878) for the period from July 1, 2026 to August 16, 2026 and for the period from January 1, 2026 to August 16, 2026, respectively, and $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively (as described in Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(60,496)	$(184,937)	$(382,942)	$(538,303)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(88)	1	(107)	(6)
Comprehensive loss	(60,584)	(184,936)	(383,049)	(538,309)
Comprehensive loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,786	2,194	9,973	6,235
Comprehensive loss attributable to BridgeBio	$(56,798)	$(182,742)	$(373,076)	$(532,074)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Redeemable Convertible Noncontrolling Interests and Stockholders’ Deficit
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Noncontrolling Interests	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025 (1)	$(570)	—	$—	194,771,957	$202	7,597,172	$(323,276)	$2,057,646	$12	$(3,821,194)	$(2,086,610)	$10,599	$(2,076,011)
Repurchase of common stock	—	—	—	(1,081,825)	—	1,081,825	(82,500)	—	—	—	(82,500)	—	(82,500)
Issuance of shares under equity compensation plans	—	—	—	1,940,523	2	—	—	22,587	—	—	22,589	—	22,589
Issuance of common stock under employee stock purchase plan (ESPP)	—	—	—	131,185	—	—	—	5,466	—	—	5,466	—	5,466
Repurchase of restricted stock unit (RSU) shares to satisfy tax withholding	—	—	—	(54,138)	—	—	—	(4,074)	—	—	(4,074)	—	(4,074)
Stock-based compensation	—	—	—	—	—	—	—	32,784	—	—	32,784	—	32,784
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	16	16
Transfers from (to) noncontrolling interests	1,489	—	—	—	—	—	—	(1,955)	—	—	(1,955)	466	(1,489)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Net loss	(1,870)	—	—	—	—	—	—	—	—	(164,043)	(164,043)	(642)	(164,685)
Balances as of March 31, 2026	(951)	—	—	195,707,702	204	8,678,997	(405,776)	2,112,454	(8)	(3,985,237)	(2,278,363)	10,439	(2,267,924)
Repurchase of common stock	—	—	—	(1,904,001)	—	1,904,001	(127,503)	—	—	—	(127,503)	—	(127,503)
Issuance of shares under equity compensation plans	—	—	—	1,545,170	2	—	—	5,221	—	—	5,223	—	5,223
Repurchase of RSU shares to satisfy tax withholding	—	—	—	(64,519)	—	—	—	(4,267)	—	—	(4,267)	—	(4,267)
Stock-based compensation	—	—	—	—	—	—	—	45,419	—	—	45,419	—	45,419
Transfers from (to) noncontrolling interests	2,682	—	—	—	—	—	—	(3,509)	—	—	(3,509)	827	(2,682)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	1	—	1	—	1
Net loss	(2,749)	—	—	—	—	—	—	—	—	(152,216)	(152,216)	(926)	(153,142)
Balances as of June 30, 2026	(1,018)	—	—	195,284,352	206	10,582,998	(533,279)	2,155,318	(7)	(4,137,453)	(2,515,215)	10,340	(2,504,875)
Issuance of preferred stock, net of issuance costs	—	933,900	932,558	—	—	—	—	—	—	—	932,558	—	932,558
Accretion of preferred stock	—	—	9,920	—	—	—	—	(9,920)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(16,373)	—	—	(16,373)	—	(16,373)
Repurchase of common stock	—	—	—	(712,165)	—	712,165	(47,496)	—	—	—	(47,496)	—	(47,496)
Issuance of shares under equity compensation plans	—	—	—	1,430,282	1	—	—	5,899	—	—	5,900	—	5,900
Issuance of common stock under ESPP	—	—	—	66,105	—	—	—	4,262	—	—	4,262	—	4,262
Repurchase of RSU shares to satisfy tax withholding	—	—	—	(63,732)	—	—	—	(5,090)	—	—	(5,090)	—	(5,090)
Stock-based compensation	—	—	—	—	—	—	—	39,211	—	—	39,211	—	39,211
Transfers from (to) noncontrolling interests	2,500	—	—	—	—	—	—	(3,301)	—	—	(3,301)	801	(2,500)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(88)	—	(88)	—	(88)
Net loss	(2,845)	—	—	—	—	—	—	—	—	(56,710)	(56,710)	(941)	(57,651)
Balances as of September 30, 2026	$(1,363)	933,900	$942,478	196,004,842	$207	11,295,163	$(580,775)	$2,170,006	$(95)	$(4,194,163)	$(1,662,342)	$10,200	$(1,652,142)
(1)The consolidated balances as of December 31, 2025 and 2024 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Redeemable Convertible Noncontrolling Interests	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total BridgeBio Stockholders’ Deficit	Non- controlling Interests	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balances as of December 31, 2024 (1)	$142	190,044,473	$196	6,191,761	$(275,000)	$1,903,155	$8	$(3,096,263)	$(1,467,904)	$10,150	$(1,457,754)
Repurchase of common stock	—	(1,405,411)	—	1,405,411	(48,276)	—	—	—	(48,276)	—	(48,276)
Issuance of shares under equity compensation plans	—	1,081,744	1	—	—	2,520	—	—	2,521	—	2,521
Issuance of common stock under ESPP	—	156,097	—	—	—	3,237	—	—	3,237	—	3,237
Repurchase of RSU shares to satisfy tax withholding	—	(50,880)	—	—	—	(1,776)	—	—	(1,776)	—	(1,776)
Stock-based compensation	—	—	—	—	—	32,057	—	—	32,057	—	32,057
Issuance of noncontrolling interests	800	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	379	—	—	—	—	(824)	—	—	(824)	445	(379)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Net loss	(1,548)	—	—	—	—	—	—	(167,422)	(167,422)	(638)	(168,060)
Balances as of March 31, 2025	(227)	189,826,023	197	7,597,172	(323,276)	1,938,369	—	(3,263,685)	(1,648,395)	9,957	(1,638,438)
Issuance of shares under equity compensation plans	—	1,395,587	1	—	—	7,158	—	—	7,159	—	7,159
Repurchase of RSU shares to satisfy tax withholding	—	(58,951)	—	—	—	(1,995)	—	—	(1,995)	—	(1,995)
Stock-based compensation	—	—	—	—	—	38,089	—	—	38,089	—	38,089
Issuance of noncontrolling interests	750	—	—	—	—	—	—	—	—	—	—
Transfers from (to) noncontrolling interests	400	—	—	—	—	(816)	—	—	(816)	416	(400)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,368)	—	—	—	—	—	—	(181,903)	(181,903)	(487)	(182,390)
Balances as of June 30, 2025	(445)	191,162,659	198	7,597,172	(323,276)	1,980,805	1	(3,445,588)	(1,787,860)	9,886	(1,777,974)
Issuance of shares under equity compensation plans	—	1,424,255	2	—	—	4,841	—	—	4,843	—	4,843
Issuance of common stock under ESPP	—	105,325	—	—	—	3,177	—	—	3,177	—	3,177
Repurchase of RSU shares to satisfy tax withholding	—	(58,953)	—	—	—	(3,025)	—	—	(3,025)	—	(3,025)
Stock-based compensation	—	—	—	—	—	35,631	—	—	35,631	—	35,631
Transfers from (to) noncontrolling interests	2,068	—	—	—	—	(3,094)	—	—	(3,094)	1,026	(2,068)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1	—	1	—	1
Net loss	(1,600)	—	—	—	—	—	—	(182,743)	(182,743)	(594)	(183,337)
Balances as of September 30, 2025	$23	192,633,286	$200	7,597,172	$(323,276)	$2,018,335	$2	$(3,628,331)	$(1,933,070)	$10,318	$(1,922,752)
(1)The consolidated balances as of December 31, 2025 and 2024 are derived from the audited consolidated financial statements as of those dates.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(382,942)	$(538,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash interest expense on deferred royalty obligations (1)	123,500	86,460
Stock-based compensation	117,171	98,385
Net loss from equity method investments	32,030	51,579
Change in fair value of the embedded derivative associated with the deferred royalty obligation	(7,098)	(11,062)
Amortization of debt discount and issuance costs	5,670	4,515
Depreciation and amortization	3,308	3,999
Noncash lease expense	4,714	3,443
Loss on extinguishment of debt	—	21,155
Noncash income from an equity method investment	—	(7,769)
Other noncash adjustments, net	2,233	(1,217)
Changes in operating assets and liabilities:
Accounts receivable, net	(235,646)	(111,796)
Inventories	(35,641)	(23,356)
Prepaid expenses and other current assets	(26,872)	(17,527)
Other assets	(5,849)	568
Accounts payable	51,993	9,084
Accrued compensation and benefits	(9,049)	3,212
Accrued research and development liabilities	13,583	347
Operating lease liabilities	(5,494)	(4,757)
Deferred revenue	(6,558)	(9,480)
Other liabilities (2)	48,397	53,030
Net cash used in operating activities	(312,550)	(389,490)
Investing activities:
Purchases of marketable securities	(63,937)	(10,876)
Maturities of marketable securities	76,500	8,000
Proceeds from special cash dividends received from an investment in equity securities	—	2,302
Payment for intangible assets	—	(8,495)
Purchases of property and equipment	(802)	(1,064)
Net cash provided by (used in) investing activities	11,761	(10,133)
Financing activities:
Proceeds from issuance of 2033 Notes	632,500	—
Issuance costs and discounts associated with 2033 Notes	(13,227)	—
Proceeds from issuance of 2031 Notes	—	575,000
Issuance costs and discounts associated with 2031 Notes	—	(12,034)
Repayment of term loans	—	(459,000)
Proceeds from royalty obligation under Royalty Purchase Agreement (as described in Note 9)	—	300,000
Issuance costs associated with royalty obligation under Royalty Purchase Agreement	—	(3,010)
Repayments of deferred royalty obligations (3)	(62,507)	(6,896)
Proceeds from issuance of preferred stock	933,900	—
Issuance costs associated with preferred stock	(1,342)	—
Payment of preferred stock dividends	(2,694)	—
Repurchase of common stock	(252,502)	(48,276)
Proceeds from stock option exercises, net of repurchases	33,712	14,523
Proceeds from common stock issuances under ESPP	9,728	6,414
Repurchase of RSU shares to satisfy tax withholding	(13,431)	(6,796)
Transactions with noncontrolling interests	—	1,550
Net cash provided by financing activities	1,264,137	361,475
Net increase (decrease) in cash, cash equivalents, and restricted cash	963,348	(38,148)
Cash, cash equivalents, and restricted cash at beginning of period	572,140	683,244
Cash, cash equivalents, and restricted cash at end of period	$1,535,488	$645,096
(1)Including related party amounts of $13,878 and $5,560 for the period from January 1, 2026 to August 16, 2026 and for the nine months ended September 30, 2025, respectively (as described in Note 9).
(2)Including related party amounts of nil and $1,647 for the period from January 1, 2026 to August 16, 2026 and for the nine months ended September 30, 2025, respectively (as described in Note 9).
(3)Including related party amounts of $(5,784) and $(665) for the period from January 1, 2026 to August 16, 2026 and for the nine months ended September 30, 2025, respectively (as described in Note 9).
\
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIDGEBIO PHARMA, INC.
Condensed Consolidated Statements of Cash Flows
(Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,135	$43,670
Supplemental Disclosures of Noncash Investing and Financing Information:
Accretion of preferred stock	$9,920	$—
Accrued cash dividends on preferred stock	$13,679	$—
Accrual for repurchase of common stock	$4,997	$—
Transfers to noncontrolling interests	$(8,765)	$(4,734)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$1,533,363	$642,951
Restricted cash — Included in “Prepaid expenses and other current assets”	550	126
Restricted cash — Included in “Other assets”	1,575	2,019
Total cash, cash equivalents and restricted cash at end of periods shown on the condensed consolidated statements of cash flows	$1,535,488	$645,096

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
On November 22, 2024, the Company received approval from the U.S. Food and Drug Administration (“FDA”) for AttrubyTM (acoramidis) and began to generate product revenue from the commercialization of Attruby in the U.S. On February 10, 2025, the European Commission (“EC”) approved BeyonttraTM (acoramidis) for the treatment of transthyretin amyloid cardiomyopathy (ATTR-CM) in the EU. On March 27, 2025, the Japanese Ministry of Health, Labour and Welfare approved Beyonttra for the treatment of ATTR-CM in Japan, and on May 21, 2025, the National Health Insurance in Japan approved the pricing of Beyonttra. In April 2025, the United Kingdom Medicines and Healthcare products Regulatory Agency approved Beyonttra for the treatment of ATTR-CM in the UK. In May 2026, the Brazilian Health Regulatory Agency approved Beyonttra for the treatment of ATTR-CM and in October 2026, the Australian Therapeutic Goods Administration approved Attruby for the treatment of ATTR-CM.
In addition, our development portfolio includes three registrational-stage product candidates, each supported by positive Phase 3 results and for which New Drug Applications (“NDAs”) have been filed with the FDA:
•On March 30, 2026, we submitted our NDA to the FDA for oral BBP-418 for the treatment of LGMD2I/R9. The FDA accepted our NDA for filing, granted Priority Review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 27, 2026, for BBP-418.
•On May 12, 2026, we submitted our NDA to the FDA for encaleret as a potential targeted treatment for ADH1. The FDA accepted our NDA for filing, granted Priority Review and assigned a PDUFA target action date of May 8, 2027, for encaleret.
•On August 4, 2026, we submitted our NDA to the FDA for low-dose infigratinib for achondroplasia. The FDA accepted our NDA for filing, granted Priority Review and assigned a PDUFA target action date of February 4, 2027, for infigratinib.
Since inception, BridgeBio has either created wholly-owned subsidiaries or has made investments in certain controlled entities, including partially-owned subsidiaries for which BridgeBio has a majority voting interest, and variable interest entities (“VIEs”) for which BridgeBio is the primary beneficiary (collectively, “we,” “our,” or “us”). BridgeBio is headquartered in Palo Alto, California.
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
The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of our financial position, our results of operations and comprehensive loss, stockholders’ deficit and our cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim periods.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to:
•revenue recognition for transactions accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), including estimating the impact of the variable consideration and determining and allocating the transaction price to performance obligations,
•accruals for research and development activities, such as clinical, development, regulatory, and sales-based milestone payments in our in-licensing agreements,
•deferred royalty obligations, related embedded derivative liability and underlying assumptions,
•accruals for performance-based milestone compensation arrangements,
•the expected redemption period of our convertible preferred stock and related discount accretion,
•additional charges as a result of, or that are associated with, any restructuring initiative as well as impairment and related charges,
•inventory valuation and related reserves,
•valuation of equity awards and related stock-based compensation,
•the expected recoverability and estimated useful lives of our long-lived assets, and
•allowance for credit losses.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. Although management currently believes that the financial institutions with whom the Company does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances as of September 30, 2026 and December 31, 2025.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Bayer (as described in Note 10)	19.4%	*	10.9%	20.5%
Customer A	16.1%	20.6%	17.3%	17.3%
Customer B	19.1%	22.5%	23.4%	17.1%
Customer C	18.3%	17.4%	19.3%	12.7%
Customer D	12.2%	17.4%	13.1%	12.9%
Customer E	13.8%	14.4%	14.9%	*
*Represents less than 10% and/or not a customer in the applicable period.
We are subject to credit risk from our accounts receivable which primarily consist of amounts due from product sales to customers and from license and collaboration agreements with strategic partners. We have not experienced any material losses related to receivables from individual customers or groups of customers. We also do not require any collateral. Accounts receivable are recorded net of allowance for credit losses, if any. As of September 30, 2026, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 23.7%, 18.6%, 16.6%, 15.2% and 13.3%. As of December 31, 2025, five customers each accounted for more than 10% of our consolidated gross accounts receivable balance, at 27.0%, 20.3%, 19.1%, 15.0% and 14.9%.
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
We are dependent on third-party contract manufacturing organizations (“CMOs”) to supply Attruby and Beyonttra and for research and development activities in our programs. In particular, we rely and expect to continue to rely on a small number of manufacturers to supply us with our requirements for the active pharmaceutical ingredients and formulated drugs related to the sale of our commercial product and the research and development of our other clinical product candidates. For certain clinical product candidates, we rely on a single manufacturer. Sales of our commercial product and the development of our other clinical product candidates could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
We consider all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market instruments, such as money market funds, commercial paper, U.S. treasury bills, agency discount notes, and other securities issued by the U.S. government or its agencies.
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
Other Current Liabilities
Other current liabilities presented on the condensed consolidated balance sheets consisted of the following balances:

	September 30, 2026	December 31, 2025

	(in thousands)
Accrued rebates and other related costs	$92,937	$45,909
Accrued commercial	43,582	35,773
Deferred royalty obligations, current portion (1)	36,094	11,221
Accrued cash dividends on preferred stock	13,679	—
Accrued interest	5,043	14,411
Accrued professional services	8,938	3,665
Other accrued liabilities	11,841	9,243
Total other current liabilities	$212,114	$120,222
(1)Including related party amounts of nil and $2,003 as of September 30, 2026 and December 31, 2025, respectively (as described in Note 9).
Segments
We are a single operating and reportable segment, which is in the business of identifying, advancing and commercializing transformative medicines to treat patients. We operate in one segment because our business offerings have similar economics and other characteristics, including the nature of products, clinical and manufacturing processes, types of customers, distribution methods, and regulatory environments. We are managed in the aggregate as one business segment by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer.
While we operate as a single reportable segment, our research and development expenses for our significant programs are tracked and regularly reported to our CODM. Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and contract research organizations (“CROs”), and purchase of active pharmaceutical ingredients (“APIs”), in connection with our nonclinical, contract manufacturing and clinical development activities; as well as internal costs, such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs,” respectively.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes our segment information for significant operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenues:
Net product revenue	$253,346	$108,111	$656,382	$216,351
License and services revenue	79,314	8,311	89,537	125,441
Royalty revenue	20,511	4,278	45,443	6,106
Total revenues, net	353,171	120,700	791,362	347,898
Operating costs and expenses:
Cost of revenues:
Cost of goods sold	12,317	4,028	30,577	8,910
Cost of license, services, and royalty revenue	8,133	2,535	14,858	3,945
Total cost of revenues	20,450	6,563	45,435	12,855

Research and development by significant program:
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	33,782	31,978	101,695	84,639
Infigratinib for achondroplasia and hypochondroplasia	34,089	30,756	105,082	88,881
BBP-418 for LGMD2I/R9	24,971	14,253	67,232	39,705
Encaleret for ADH1	27,048	16,046	71,555	44,633
Other development programs	3,292	357	16,815	22,323
Other research programs	20,324	19,484	57,211	55,355
Total segment research and development	143,506	112,874	419,590	335,536

Selling, general and administrative	200,854	137,621	551,011	373,140
Restructuring, impairment, and related charges	—	8,841	—	10,216
Total operating costs and expenses	364,810	265,899	1,016,036	731,747
Loss from operations	(11,639)	(145,199)	(224,674)	(383,849)
Other income (expense), net:
Interest income	13,105	6,239	26,010	15,522
Interest expense	(13,255)	(11,739)	(39,475)	(41,467)
Noncash interest expense on deferred royalty obligations (1)	(42,282)	(36,410)	(123,500)	(86,460)
Net loss from equity method investments	(7,312)	(15,834)	(32,030)	(51,579)
Loss on extinguishment of debt	—	—	—	(21,155)
Other income, net	2,116	16,461	11,956	31,240
Total other expense, net	(47,628)	(41,283)	(157,039)	(153,899)
Loss before income taxes	(59,267)	(186,482)	(381,713)	(537,748)
Provision for (benefit from) income taxes	1,229	(1,545)	1,229	555
Net loss	(60,496)	(184,937)	(382,942)	(538,303)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	3,786	2,194	9,973	6,235
Net loss attributable to BridgeBio	(56,710)	(182,743)	(372,969)	(532,068)
Preferred stock dividends and accretion	26,293	—	26,293	—
Segment net loss attributable to common stockholders of BridgeBio	$(83,003)	$(182,743)	$(399,262)	$(532,068)
(1)Including related party amounts of $(2,942) and $(13,878) for the period from July 1, 2026 to August 16, 2026 and for the period from January 1, 2026 to August 16, 2026, respectively, and $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively (as described in Note 9).
There are no reconciling items or adjustments between segment “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio,” and consolidated “Total revenues, net” and “Net loss attributable to common stockholders of BridgeBio.”

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total revenues, net is attributed to regions based on the location of our customers or license and collaboration partners.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	71.7%	89.6%	82.9%	62.2%
Europe, Middle East, and Africa (EMEA)	27.6%	7.7%	16.3%	34.9%
Asia-Pacific (APAC)	0.7%	2.7%	0.8%	2.9%
Total	100.0%	100.0%	100.0%	100.0%
The CODM does not review assets at a different asset level or category than the amounts disclosed in the condensed consolidated balance sheets. As of September 30, 2026, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 49.3%, 45.3%, and 5.4%, respectively. As of December 31, 2025, our capitalized property and equipment located in the U.S., Canada and the rest of the world are approximately 44.2%, 51.6% and 4.2%, respectively.
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
Series A Cumulative Convertible Participating Preferred Stock
In July 2026, the Company issued shares of a newly designated series of convertible preferred stock (see Note 13). The Company accounts for its Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”) as permanent equity. Dividends on the Preferred Stock accrue and accumulate on a daily basis at an initial annual rate of 7.00% of the accumulated amount per share, initially the $1,000 per share original issue price, whether or not declared by the Company’s Board of Directors, and are subject to contractual increases in the dividend rate over time and upon specified events. To the extent not paid in cash (the “PIK Dividends”) on a quarterly dividend payment date, accrued PIK Dividends automatically compound and are added to the accumulated amount of each share. Because PIK Dividends accrue and compound whether or not declared and increase both the number of shares of common stock issuable upon conversion and the amounts payable upon liquidation or redemption, the Company recognizes PIK Dividends as they accumulate as an increase in the carrying value of the Preferred Stock, with a corresponding charge to retained earnings, or additional paid-in capital in the absence of retained earnings. Accumulated and unpaid PIK Dividends are not recognized as a liability at each balance sheet date, as the Company has no obligation to transfer assets until such dividends are declared and paid. Through September 30, 2026, the Company has elected to pay all dividends on the Preferred Stock in cash, and no PIK Dividends have accumulated (see Note 13).

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock. The Preferred Stock’s initial carrying value was recorded at a discount to its liquidation preference (i.e., the difference between the issuance price and estimated call price) due to being issued with an increasing rate dividend, in addition to its issuance costs. Such discount is considered an unstated dividend cost and is amortized over the expected redemption period using the effective interest method, by charging the imputed dividend cost against additional paid-in capital in the absence of retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Preferred Stock.
Net Loss per Share Attributable to Common Stockholders of BridgeBio
We calculate basic net loss per share using the two-class method as a result of the issuance of the Preferred Stock in July 2026 (see Note 13). The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Preferred Stock contractually entitles the holders of such shares to participate in dividends declared on common stock on an as-converted basis, but does not contractually require the holders of such shares to participate in the Company’s losses. Accordingly, no losses are allocated to the Preferred Stock, and the Preferred Stock is excluded from the computation of basic net loss per share in periods in which the Company reports a net loss. However, the cumulative dividends that accrete on the Preferred Stock for the period, whether or not declared, reduce net income or increase net loss attributable to common stockholders.
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing the net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of BridgeBio’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock units (“RSUs”), performance-based milestone compensation awards, shares issuable under our employee stock purchase plan (“ESPP”), and assumed conversion of our 2027 Notes, 2029 Notes, 2031 Notes, 2033 Notes, and Preferred Stock. The common stock equivalents of performance-based milestone compensation arrangements are included as potentially dilutive shares only if the performance condition has been met as of the end of the reporting period. Shares of common stock subject to repurchase are excluded from the weighted-average shares. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period, determined using the more dilutive of the treasury stock method, the if-converted method, or the two-class method, as applicable. Because the Company reported a net loss for all periods presented, all potentially dilutive securities were antidilutive, and basic and diluted net loss per share are the same.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenues from product sales are recorded at the net sales price, or “transaction price”, which includes estimates of variable consideration for which reserves are established that result from discounts and fees, chargebacks, rebates, returns, co-pay assistance and other allowances that are offered within contracts between us and our customers, healthcare providers and other indirect customers relating to the sale of Attruby. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or other current liabilities (if the amount is payable to a third party other than a customer). We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product revenue. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates prospectively in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of adjustment.
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
There were no significant changes in estimates of variable considerations during the three and nine months ended September 30, 2026.
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
Inventories
Inventory is recorded at the lower of cost or net realizable value. The cost of raw materials, work in process and finished goods is determined using a standard cost approach, which approximates actual cost determined on a first-in, first-out basis. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made. We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sales. We periodically review inventories to identify excess, dated, or obsolete inventory and record reserves and write-downs as necessary to reflect inventories at net realizable value. Provisions for inventory reserves and write-downs are recorded within “Cost of revenues” on the condensed consolidated statements of operations.
Inventories presented on the condensed consolidated balance sheets consisted of the following balances:

	September 30, 2026	December 31, 2025

	(in thousands)
Raw materials	$30,003	$14,997
Work in process	16,025	6,104
Finished goods	17,641	6,509
Inventory reserve	(3,951)	(857)
Total inventories	$59,718	$26,753
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
•Cost of license, services, and royalty revenue: Cost of license, services, and royalty revenue consists of manufacturing costs relating to product supply of Beyonttra to our collaboration partners, royalties and license fees owed to a third party related to the net sales of our licensed product, as well as amortization of intangible assets associated with our license and collaboration agreements, which are amortized over the life of the underlying intellectual property rights.

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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this ASU require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. This ASU may be applied on either a prospective or modified retrospective basis, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company early adopted this standard on a prospective basis effective July 1, 2026, concurrent with its issuance of its Preferred Stock (see Note 13). The adoption did not have an impact on the Company’s consolidated financial statements other than the related disclosures. The Preferred Stock provides for cumulative dividends at an initial rate of 7% per annum, payable quarterly in cash or in kind at the Company’s election. Through September 30, 2026, the Company elected to pay all such dividends in cash and therefore has not measured any PIK dividends under ASU 2026-01.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU makes targeted improvements to the accounting for internal-use software, and the ASU will be effective for the first quarter of 2028, with early adoption permitted. This ASU provides for adoption on a prospective basis, with retrospective or modified retrospective application permitted. The Company is currently evaluating the timing and effects of its adoption of this new guidance on its consolidated financial statements and related disclosures.

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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation:

	September 30, 2026
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$313,677	$313,677	$—	$—
U.S. Treasury securities	359,486	—	359,486	—
Commercial paper	546,005	—	546,005	—
Total cash equivalents	1,219,168	313,677	905,491	—
Marketable securities:
U.S. Treasury securities	1,999	—	1,999	—
Agency discount notes	3,493	—	3,493	—
Total marketable securities	5,492	—	5,492	—
Total financial assets	$1,224,660	$313,677	$910,983	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$14,341	$—	$—	$14,341

	December 31, 2025
	Total	Level 1	Level 2	Level 3

	(in thousands)
Assets
Cash equivalents:
Money market funds	$132,602	$132,602	$—	$—
U.S. Treasury securities	11,960	—	11,960	—
Agency discount notes	25,938	—	25,938	—
Total cash equivalents	170,500	132,602	37,898	—
Marketable securities:
U.S. Treasury securities	9,421	—	9,421	—
Agency discount notes	7,942	—	7,942	—
Total marketable securities	17,363	—	17,363	—
Total financial assets	$187,863	$132,602	$55,261	$—
Liability
Embedded derivative (included in “Deferred royalty obligations, net”)	$21,439	$—	$—	$21,439
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Notes
The fair values of our 2.50% convertible senior notes due 2027 (the “2027 Notes”), 2.25% convertible senior notes due 2029 (the “2029 Notes”), 1.75% convertible senior notes due 2031 (the “2031 Notes”), and 0.75% convertible senior notes due 2033 (the “2033 Notes”) (collectively, the “Notes”; refer to Note 8), which differ from their respective carrying values, are determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs.
The following table presents the aggregate face values and the fair values of the Notes, based on their market prices on the last trading day for the periods presented:

	September 30, 2026		December 31, 2025
	Aggregate Face Values	Estimated Fair Values	Aggregate Face Values	Estimated Fair Values

	(in thousands)
2027 Convertible Notes	$550,000	$830,500	$550,000	$1,019,975
2029 Convertible Notes	$747,500	$754,975	$747,500	$833,625
2031 Convertible Notes	$575,000	$924,049	$575,000	$1,003,783
2033 Convertible Notes	$632,500	$570,552	$—	$—
Deferred royalty obligations and embedded derivative liability
The embedded derivative liability associated with our deferred royalty obligation under the Funding Agreement, as defined and discussed further in Note 9, is measured at fair value using an option pricing Monte Carlo simulation model and is included as a component of the “Deferred royalty obligations, net” on the condensed consolidated balance sheets. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of “Other income (expense), net” on our condensed consolidated statements of operations. The assumptions used in the option pricing Monte Carlo simulation model incorporate certain Level 3 inputs including: (1) our estimates of the probability and timing of related events; (2) the probability-weighted global net product sales of acoramidis; (3) our risk-adjusted discount rate; (4) volatility; and (5) the probability of a change in control occurring during the term of the instrument.
Under the Monte Carlo simulation model discussed above, the deferred royalty obligation under the Funding Agreement (refer to Note 9), net of the bifurcated embedded derivative liability, had an estimated fair value of $533.6 million and $565.5 million as of September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2026, we recognized a $1.4 million and $7.1 million gain, respectively, and for the three and nine months ended September 30, 2025, we recognized a $5.6 million and $11.1 million gain, respectively, related to the change in fair value of the embedded derivative liability in “Other income (expense), net” on our condensed consolidated statements of operations.
The deferred royalty obligation under the Royalty Purchase Agreement, as defined and discussed further in Note 9, had an estimated fair value of $338.8 million and $343.0 million as of September 30, 2026 and December 31, 2025, respectively, based on the Monte Carlo simulation model.
4.        Cash Equivalents and Marketable Securities
We invest in certain commercial paper and U.S. government money market funds, treasury bills, and agency discount notes classified as cash equivalents. Our marketable securities consist of high investment grade fixed income securities that are invested in U.S. treasury bills and notes.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash equivalents and marketable securities consisted of the following:

	September 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$313,677	$—	$—	$313,677
U.S. Treasury securities	359,493	—	(7)	359,486
Commercial paper	546,093	—	(88)	546,005
Total cash equivalents	1,219,263	—	(95)	1,219,168
Marketable securities:
U.S. Treasury securities	1,999	—	—	1,999
Agency discount notes	3,493	—	—	3,493
Total marketable securities	5,492	—	—	5,492
Total cash equivalents and marketable securities	$1,224,755	$—	$(95)	$1,224,660

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(in thousands)
Cash equivalents:
Money market funds	$132,602	$—	$—	$132,602
U.S. Treasury securities	11,957	3	—	11,960
Agency discount notes	25,933	5	—	25,938
Total cash equivalents	170,492	8	—	170,500
Marketable securities:
U.S. Treasury securities	9,419	2	—	9,421
Agency discount notes	7,940	2	—	7,942
Total marketable securities	17,359	4	—	17,363
Total cash equivalents and marketable securities	$187,851	$12	$—	$187,863
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
GondolaBio was formed on June 5, 2024 and the Company was the sole member. In August 2024, the Company entered into the Transaction Agreement providing for the formation and funding by certain third-party investors of GondolaBio, a legal joint venture entity for the purpose of researching, developing, manufacturing and commercializing pharmaceutical products, including those contributed to GondolaBio by the Company. The third-party investors providing financing to GondolaBio consist of an investor syndicate, including Viking Global Investors LP, Patient Square Capital, Aisling Capital and an entity owned by Neil Kumar, the Company’s Chief Executive Officer, who are related parties of the Company. The Company contributed certain assets and its equity in Portal Therapeutics, Inc. and Sub21, Inc. to GondolaBio. Upon completion of the initial contributions, the Company’s equity ownership in GondolaBio was 45.5%. As of September 30, 2026, the Company’s equity ownership percentage in GondolaBio was 13.1%.
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
Upon the deconsolidation of GondolaBio, BridgeBio accounted for its investment in GondolaBio, for which it has significant influence through its ownership interest, using the equity method of accounting under ASC 323. GondolaBio was also deemed a related party. For the three and nine months ended September 30, 2026, the Company recognized a net loss from equity method investment of nil and $6.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized a net loss from equity method investment of $7.1 million and $23.0 million, respectively. During the three and nine months ended September 30, 2026, the Company’s share of GondolaBio’s net loss exceeded the carrying value of its investment. Accordingly, the Company recognized losses only to the extent of its investment, and the carrying value of the investment was reduced to zero. As of December 31, 2025, the aggregate carrying amount of the Company’s equity method investment in GondolaBio was $6.4 million, and is presented as part of “Equity method investments” on the condensed consolidated balance sheets.
In addition, the Company and GondolaBio ServiceCo, Inc., a wholly-owned subsidiary of GondolaBio, have an existing transition services agreement (the “GondolaBio Transition Services Agreement”) for the provision of certain consulting services by the Company and GondolaBio. The Company and GondolaBio are also parties to an agreement for a partial sublease of a facility (the “Sublease Agreement”). Under the GondolaBio Transition Services Agreement and Sublease Agreement, the Company recognized $1.8 million and $6.5 million, respectively, in other income, and $0.6 million and $3.1 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and nine months ended September 30, 2026. Under the GondolaBio Transition Services Agreement and Sublease Agreement, the Company recognized $3.2 million and $8.6 million, respectively, in other income, and $1.4 million and $4.1 million, respectively, of pass-through costs and sublease income recorded as an offset against operating expenses, during the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the Company had $1.0 million and $4.5 million, respectively, in prepaid expenses and other current assets for consulting services provided by BridgeBio to GondolaBio and for sublease income. The Company also recognized $0.4 million and $0.8 million, respectively, in research and development expenses for the three and nine months ended September 30, 2026 for consulting services provided by GondolaBio to BridgeBio. The Company recognized an immaterial amount and $1.2 million, respectively, in research and development expenses for the three and nine months ended September 30, 2025 for consulting services provided by GondolaBio to BridgeBio. As of September 30, 2026 and December 31, 2025, the Company also had $1.0 million and $1.5 million, respectively, in other current liabilities for consulting services provided by GondolaBio to BridgeBio.
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
The Company’s equity ownership percentage in BBOT was 18.2% as of September 30, 2026. BridgeBio continues to account for its retained investment in BBOT, for which it has significant influence, using the equity method of accounting.
For the three and nine months ended September 30, 2026, we recognized a net loss from equity method investment of $7.1 million and $25.0 million, respectively. For the three and nine months ended September 30, 2025, we recognized a net loss from equity method investment of $8.7 million and $28.6 million, respectively. As of September 30, 2026 and December 31, 2025, the aggregate carrying amount of our equity method investment in BBOT was $47.5 million and $72.5 million, respectively, and is presented as part of “Equity method investments” on our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Level 1 fair value of our investment in BBOT was $59.8 million and $182.7 million, respectively, based on the quoted market price of BBOT’s common stock as of those reporting dates.
6.        Intangible Assets, net
The following table summarizes our recognized intangible assets as a result of the arrangements described in the following sections:

	September 30, 2026		December 31, 2025
	Weighted-average Estimated Useful Lives	Amount	Weighted-average Estimated Useful Lives	Amount

		(in thousands)		(in thousands)
Gross amount	13.7 years	$39,400	13.7 years	$39,400
Less accumulated amortization		(13,477)		(11,323)
Total		$25,923		$28,077
Amortization expense, recorded as part of “Cost of license, services, and royalty revenue” on our condensed consolidated statements of operations, was $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Estimated future amortization expense is $0.7 million for the remainder of 2026, $2.9 million for each of the years from 2027 to 2031 and $10.7 million thereafter.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.        Commitments and Contingencies
Milestone Compensation Arrangements
We have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory, development and sales milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole discretion. We also have performance-based milestone compensation arrangements with certain employees and consultants as part of the Company’s equity incentive plans. The compensation arrangements under certain equity incentive plans are to be settled in the form of equity only. Performance-based milestone awards that are settled in the form of equity are satisfied in the form of fully-vested common stock. We accrue for such contingent compensation when the related milestone is probable of achievement and is recorded in “Accrued compensation and benefits” for the current portion and in “Other long-term liabilities” for the noncurrent portion on the condensed consolidated balance sheets. There is no accrued compensation expense for performance-based milestone awards that are assessed to be not probable of achievement. The table below shows our commitment for the potential milestone amounts and the accruals for milestones deemed probable of achievement as of September 30, 2026.

	Potential Fixed Monetary Amount (1)	Accrued Amount (2)

Settlement Type	(in thousands)
Cash	$672	$—
Stock (3)	11,748	—
Cash or stock at our sole discretion	108,451	1,184
Total	$120,871	$1,184
(1)Potential milestone amounts are presented at the maximum potential amounts payable under the respective agreements.
(2)Amount recorded for performance-based milestone awards that are probable of achievement.
(3)Includes the performance-based milestone awards.
Other Commercial and Research and Development Agreements
We may also enter into contracts in the normal course of business with various counterparties, including vendors for our commercial product and product candidates, contract research organizations for services related to clinical trials, CMOs for clinical supplies, and other vendors for nonclinical studies, supplies, and other operating purposes. These contracts generally provide for termination on notice with potential termination charges. As of September 30, 2026 and December 31, 2025, there were no material amounts accrued related to termination charges.
In the normal course of business, we have also entered into contracts which contain minimum noncancelable purchase commitments and obligations. These include commitments for the supply, manufacturing, and packaging of our commercial product as well as agreements to support the sales and marketing activities for Attruby. As of September 30, 2026, we had minimum noncancelable commitments in an aggregate amount of $159.4 million.
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
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2027 Notes Indenture) per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of BridgeBio’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of specified corporate events, as defined in the 2027 Notes Indenture.
The 2027 Notes are convertible for a limited period from October 1, 2026 through December 14, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time.
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
We may not redeem the 2027 Notes prior to the maturity date, and no sinking fund is provided for the 2027 Notes. If we undergo a fundamental change (as defined in the 2027 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2027 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2027 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the entire principal amount of all the 2027 Notes plus accrued special interest, if any, to be immediately due and payable. The 2027 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment with all of BridgeBio’s liabilities that are not so subordinated, including our 2029 Notes, 2031 Notes and 2033 Notes; effectively junior to any of BridgeBio’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
The 2027 Notes, which mature on March 15, 2027, were classified as current liabilities as of September 30, 2026.
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
We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2029 Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the 2029 Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2031 Notes and 2033 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
As of September 30, 2026, the 2029 Notes were not convertible pursuant to their terms.

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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We may not redeem the 2031 Notes prior to March 6, 2028. We may redeem for cash all or any portion of the 2031 Notes, at our option, on a redemption date occurring on or after March 6, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2031 Notes. If we undergo a fundamental change (as defined in the 2031 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2031 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2031 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2031 Notes then outstanding may declare the entire principal amount of all the 2031 Notes plus accrued special interest, if any, to be immediately due and payable. The 2031 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2029 Notes and 2033 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
The 2031 Notes are convertible for a limited period from October 1, 2026 through December 31, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. Notwithstanding the satisfaction of this conversion condition, the 2031 Notes were classified as noncurrent liabilities as of September 30, 2026 because we have the ability to settle any conversions in shares of BridgeBio’s common stock, as permitted under the terms of the 2031 Notes Indenture.
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
We may not redeem the 2033 Notes prior to February 6, 2030. We may redeem for cash all or any portion of the 2033 Notes, at our option, on a redemption date occurring on or after February 6, 2030 and on or before the 21st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2033 Notes. If we undergo a fundamental change (as defined in the 2033 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2033 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2033 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2033 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2033 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2033 Notes then outstanding may declare the entire principal amount of all the 2033 Notes plus accrued special interest, if any, to be immediately due and payable. The 2033 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2033 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2029 Notes and 2031 Notes; effectively junior to any of our secured indebtedness and obligations, including our obligations under our Funding Agreement (refer to Note 9), to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, including obligations under our Royalty Purchase Agreement (refer to Note 9).
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
As of September 30, 2026, the 2033 Notes were not convertible pursuant to their terms.
Additional Information Related to the Notes
The outstanding Notes’ balances consisted of the following:

	September 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes

	(in thousands)
Principal	$550,000	$747,500	$575,000	$632,500
Unamortized debt discount and issuance costs	(1,570)	(5,063)	(8,987)	(11,967)
Net carrying amount	$548,430	$742,437	$566,013	$620,533

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2025
	2027 Notes	2029 Notes	2031 Notes

	(in thousands)
Principal	$550,000	$747,500	$575,000
Unamortized debt discount and issuance costs	(2,985)	(6,610)	(10,435)
Net carrying amount	$547,015	$740,890	$564,565
The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three Months Ended September 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Contractual interest expense	$3,437	$4,204	$2,515	$1,172	$11,328
Amortization of debt discount and issuance costs	475	519	485	446	1,925
Total interest and amortization expense	$3,912	$4,723	$3,000	$1,618	$13,253

Effective interest rate	2.8%	2.6%	2.1%	1.0%

	Three Months Ended September 30, 2025
	2027 Notes	2029 Notes	2031 Notes	Total

	(in thousands)
Contractual interest expense	$3,438	$4,205	$2,600	$10,243
Amortization of debt discount and issuance costs	462	506	490	1,458
Total interest and amortization expense	$3,900	$4,711	$3,090	$11,701

Effective interest rate	2.8%	2.6%	2.1%

	Nine Months Ended September 30, 2026
	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Contractual interest expense	$10,312	$12,613	$7,546	$3,294	$33,765
Amortization of debt discount and issuance costs	1,415	1,547	1,448	1,260	5,670
Total interest and amortization expense	$11,727	$14,160	$8,994	$4,554	$39,435

Effective interest rate	2.8%	2.6%	2.1%	1.0%

	Nine Months Ended September 30, 2025
	2027 Notes	2029 Notes	2031 Notes	Total

	(in thousands)
Contractual interest expense	$10,313	$12,614	$5,954	$28,881
Amortization of debt discount and issuance costs	1,377	1,508	1,121	4,006
Total interest and amortization expense	$11,690	$14,122	$7,075	$32,887

Effective interest rate	2.8%	2.6%	2.1%
Interest payable on the Notes is included in “Other current liabilities” on our condensed consolidated balance sheets and consisted of the following balances:

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	December 31, 2025

	(in thousands)
2027 Notes	$610	$4,049
2029 Notes	2,803	7,008
2031 Notes	839	3,354
2033 Notes	791	—
Total	$5,043	$14,411
Future minimum payments under the Notes as of September 30, 2026 are as follows:

	2027 Notes	2029 Notes	2031 Notes	2033 Notes	Total

	(in thousands)
Year ending December 31:
2027	$556,875	$16,819	$10,063	$4,744	$588,501
2028	—	16,819	10,063	4,744	31,626
2029	—	755,909	10,063	4,744	770,716
2030	—	—	10,063	4,744	14,807
2031	—	—	580,031	4,744	584,775
Thereafter	—	—	—	639,629	639,629
Total future payments	556,875	789,547	620,283	663,349	2,630,054
Less amounts representing interest	(6,875)	(42,047)	(45,283)	(30,849)	(125,054)
Total principal amount	$550,000	$747,500	$575,000	$632,500	$2,505,000
Capped Call Transactions with Respect to the 2029 Notes and 2027 Notes
On each of January 25, 2021 and March 4, 2020, concurrently with the pricing of the 2029 Notes and 2027 Notes, respectively, we entered into separate privately negotiated capped call transactions (the “2021 Capped Call Transactions” and the “2020 Capped Call Transactions,” respectively), or, together, the Capped Call Transactions, with certain financial institutions (the “Capped Call Counterparties”). We used approximately $61.3 million and $49.3 million of the net proceeds from the 2021 Note Offering and 2020 Note Offering, respectively, to pay for the cost of the respective Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to BridgeBio’s common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes and 2027 Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $131.58 for the 2021 Capped Call Transactions and $62.12 for the 2020 Capped Call Transactions (both of which represented a premium of 100% over the last reported sale price of BridgeBio’s common stock on the date of the Capped Call Transactions) and are subject to certain adjustments under the terms of the Capped Call Transactions. The 2021 Capped Calls and 2020 Capped Calls cover 7,702,988 shares and 12,878,305 shares, respectively, of our common stock (subject to anti-dilution and certain other adjustments), which are the same number of shares of common stock that initially underlie the 2029 Notes and 2027 Notes. The 2021 Capped Calls have an initial strike price of approximately $97.04 per share, which corresponds to the initial conversion price of the 2029 Notes. The 2020 Capped Calls have an initial strike price of approximately $42.71 per share, which corresponds to the initial conversion price of the 2027 Notes. The Capped Call Transactions are separate transactions, entered into by us with the Capped Call Counterparties, and are not part of the terms of the 2029 Notes and 2027 Notes.
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
9.       Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), the Company and its subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc. (“KKR”) acquired a majority ownership interest in HCRx. At that time, KKR beneficially owned more than five percent of the Company’s outstanding common stock, and HCRx accordingly became a related party. On August 17, 2026, KKR sold a portion of its shares of our common stock and is no longer a beneficial owner of more than five percent of our outstanding shares of common stock. Accordingly, KKR and HCRx ceased to be related parties of the Company as of August 17, 2026.

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
We have evaluated the terms of the Royalty Purchase Agreement and concluded that the features are similar to those of a debt instrument. Accordingly, we have accounted for the transaction as long-term debt, with the short-term portion presented as part of “Other current liabilities” and the long-term portion presented as part of “Deferred royalty obligations, net” on our condensed consolidated balance sheets. We recognized net cash proceeds of $297.0 million in June 2025, after deducting debt issuance costs of $3.0 million.
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
We have further evaluated the terms of the Funding Agreement and determined that the repayment of the Cap Amount of $950.0 million, less any payments made to date, upon a change of control is an embedded derivative that requires bifurcation from the debt instrument and fair value recognition. We determined the fair value of the derivative using an option pricing Monte Carlo simulation model taking into account the probability of change of control occurring and potential repayment amounts and timing of such payments would result under various scenarios as further described in Note 3. The aggregate fair value of the embedded derivative liability was $14.3 million and $21.4 million as of September 30, 2026 and December 31, 2025, respectively. We remeasure the embedded derivative to fair value each reporting period until the time the features lapse and/or termination of the deferred royalty obligation.
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

	September 30, 2026
	Funding Agreement	Royalty Purchase Agreement	Total

	(in thousands)
Carrying value of deferred royalty obligations, net	$605,351	$308,542	$913,893
Fair value of embedded derivative liability	14,341	—	14,341
Unamortized debt discount and issuance costs	(42,072)	(2,109)	(44,181)
Deferred royalty obligations, net	$577,620	$306,433	$884,053

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
The effective interest rate as of September 30, 2026 and December 31, 2025 was 22.2% and 22.2%, respectively, for the Funding Agreement. For the three and nine months ended September 30, 2026, we recognized noncash interest expense related to the Funding Agreement of $33.7 million and $98.5 million, respectively, of which $4.4 million and $13.0 million, respectively, relates to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2025, we recognized noncash interest expense related to the Funding Agreement of $28.3 million and $78.2 million, respectively, of which $3.7 million and $10.0 million, respectively, relate to amortization of debt discount and issuance costs. As of September 30, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Funding Agreement of $24.6 million and $8.2 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
The effective interest rate as of September 30, 2026 and December 31, 2025 was 11.2% and 10.4%, respectively, for the Royalty Purchase Agreement. For the three and nine months ended September 30, 2026, we recognized noncash interest expense related to the Royalty Purchase Agreement of $8.6 million and $25.0 million, respectively, of which $0.2 million and $0.6 million, respectively, relates to amortization of debt discount and issuance costs. For the three and nine months ended September 30, 2025, we recognized noncash interest expense related to the Royalty Purchase Agreement of $8.1 million and $8.3 million, respectively, of which $0.2 million and $0.2 million, respectively, relates to amortization of debt discount and issuance costs. As of September 30, 2026 and December 31, 2025, the current portion of the deferred royalty obligation related to the Royalty Purchase Agreement of $11.5 million and $3.0 million, respectively, is presented within “Other current liabilities” on our condensed consolidated balance sheets.
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
Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, the upfront payment and the regulatory and sales milestones achieved under the Bayer License Agreement total $285.0 million. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

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
We determined the initial transaction price at inception of the Bayer License Agreement to be $135.0 million, which is composed of the fixed and nonrefundable upfront payment. The remaining future potential regulatory and sales milestone payments were not included in the initial transaction price as they were determined to be fully constrained under ASC 606. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing clinical trials, Bayer’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and sales-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or sales-based milestones relate. In February 2025, the EC granted marketing authorization in the EU for acoramidis, under the brand name Beyonttra. Since the uncertainty of the variable consideration related to the regulatory milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license and services revenue during the three months ended March 31, 2025. During the three months ended September 30, 2026, a sales milestone under the Bayer License Agreement was achieved. Since the uncertainty of the variable consideration related to the sales milestone was resolved, we updated the transaction price to include this consideration, and accordingly, we recognized $75.0 million as license and services revenue during the three months ended September 30, 2026. We will continue to re-evaluate the transaction price at each reporting period as uncertainties are resolved or other changes in circumstances occur. Upon receiving marketing authorization in the EU, Bayer began selling Beyonttra, of which we are entitled to royalties on net product revenue.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•We recognize revenue related to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services for ongoing clinical trials to extend through 2029. We recognized $0.2 million and $0.6 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2026, respectively. We recognized $0.3 million and $1.0 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, there were $94.2 million and $5.0 million, respectively, of outstanding receivables relating to the Bayer License Agreement on our condensed consolidated balance sheets. The receivable balance at September 30, 2026 primarily relates to the $75.0 million sales-based milestone achieved during the three months ended September 30, 2026, which was unbilled as of September 30, 2026 and included in “Accounts receivable, net” on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, we recognized license and services revenue and royalty revenue of $94.4 million and $122.3 million, respectively, under the Bayer License Agreement. During the three and nine months ended September 30, 2025, we recognized license and services revenue and royalty revenue of $9.1 million and $89.4 million, respectively, under the Bayer License Agreement. Our condensed consolidated balance sheet as of September 30, 2026 includes a deferred revenue balance of $2.3 million ($0.8 million presented as “Deferred revenue, current portion” and $1.5 million as “Deferred revenue, net of current portion”) related to our research and development services obligations. Our condensed consolidated balance sheet as of December 31, 2025, includes a deferred revenue balance of $2.9 million ($0.8 million presented as “Deferred revenue, current portion” and $2.1 million as “Deferred revenue, net of current portion”) related to our research and development services obligations.
Kyowa Kirin Exclusive License
In February 2024, the Company’s subsidiary, QED Therapeutics, Inc. (“QED”), and Kyowa Kirin Co., Ltd. (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan, in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million and development and sales milestone payments up to $81.4 million. To date, we have received $100.0 million relating to the upfront payment. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
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

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We determined the initial transaction price at inception of the KKC License Agreement to be $100.0 million, which consisted of the fixed and nonrefundable upfront payment. No additional development or sales milestone payments are included in the transaction price, as all such payments are variable consideration that are fully constrained as of September 30, 2026. We include variable consideration in our transaction price to the extent that it is probable that it will not result in a significant revenue reversal when the uncertainty associated with the variable consideration is subsequently resolved. As part of management’s evaluation of the variable consideration, we considered numerous factors, including the fact that achievement of the milestones is outside of our control, contingent upon the success of our existing and future clinical trials, Kyowa Kirin’s efforts, and receipt of regulatory approval that is subject to scientific risks of success. Royalty arrangements and commercial-based milestones will be recognized when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 because the license is the predominant item to which the royalties or commercial-based milestones relate. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
•We recognize revenue relating to the research and development services for the ongoing clinical trials over time using an input method to measure progress by utilizing costs incurred to date relative to total expected costs. We expect the research and development services to extend through 2030. We recognized $1.4 million and $4.9 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2026, respectively. We recognized $2.7 million and $8.5 million of license and services revenue relating to this performance obligation during the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, we recognized license and services revenue of $2.5 million and $6.5 million, respectively, under the KKC License Agreement. During the three and nine months ended September 30, 2025, we recognized license and services revenue of $3.3 million and $9.9 million, respectively, under the KKC License Agreement. Our condensed consolidated balance sheet as of September 30, 2026 includes a deferred revenue balance of $9.6 million ($3.0 million presented as “Deferred revenue, current portion” and $6.6 million as “Deferred revenue, net of current portion”) related to our research and development services obligation. Our condensed consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $14.6 million ($5.4 million presented as “Deferred revenue, current portion” and $9.2 million as “Deferred revenue, net of current portion”) related to our research and development services obligation.

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
During the three and nine months ended September 30, 2026, we recognized license and services and royalty revenue of $2.8 million and $5.9 million, respectively, under the Eidos-Alexion License Agreement. During the three and nine months ended September 30, 2025, we recognized license and services and royalty revenue of $0.1 million and $32.1 million, respectively, under the Eidos-Alexion License Agreement.
11.      In-licensing and Other Research and Development Agreements
Stanford License Agreement
In April 2016, Eidos entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”), relating to Eidos’ drug discovery and development initiatives. Under this agreement and its amendments, Eidos has been granted certain worldwide exclusive licenses to make, use, and sell products that are covered by licensed patent rights. Eidos may also be required to make future payments of up to approximately $1.0 million to Stanford University upon achievement of specific intellectual property, clinical and regulatory milestone events, and pay royalties of up to low single-digit percentages on future net sales, if any. In addition, Eidos is obligated to pay Stanford University a percentage of nonroyalty revenue received by Eidos from its sublicensees, with the amount owed decreasing annually for three years based on when the applicable sublicense agreement is executed.
Additionally, under the license agreement with Stanford University, we will pay Stanford University a portion of all nonroyalty sublicensing consideration attributable to the sublicense of the licensed compounds. During the three and nine months ended September 30, 2026, we incurred $8.4 million and $17.0 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra. During the three and nine months ended September 30, 2025, we incurred $1.9 million and $3.6 million, respectively, in royalties related to commercial sales of Attruby and Beyonttra. For the three and nine months ended September 30, 2026, we incurred a $4.5 million license fee payable to Stanford University, which was related to the $75.0 million sales milestone achieved in September 2026 under the Bayer License Agreement (refer to Note 10), which was recognized within “Cost of license, services, and royalty revenue” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we incurred nil and $6.9 million, respectively, of license fees payable to Stanford University, which was related to the regulatory milestone achieved in February 2025 under the Bayer License Agreement as well as the regulatory milestone achieved in May 2025 under the Eidos-Alexion License Agreement (refer to Note 10), and were capitalized as finite-lived intangible assets.
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
The components of lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Straight-line operating lease costs	$1,620	$1,213	$4,714	$3,443
Finance lease costs	—	91	29	278
Variable lease costs	975	1,342	2,692	3,822
Total lease costs	$2,595	$2,646	$7,435	$7,543
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,494	$4,757
Operating cash flows for finance lease	$—	$344
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$11,580	$3,714

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2026, future minimum lease payments for our noncancelable operating leases are as follows. Future minimum lease payments under our finance lease are not material.

Amount
(in thousands)
Remainder of 2026	$1,075
Year ending December 31:
2027	2,425
2028	3,488
2029	3,106
2030	3,183
2031	3,030
Thereafter	4,674
Total future minimum lease payments	20,981
Imputed interest	(4,349)
Total	$16,632

Reported as of September 30, 2026
Operating lease liabilities, current portion	$1,987
Operating lease liabilities, net of current portion	14,645
Total operating lease liabilities	$16,632
During the three and nine months ended September 30, 2026 and 2025, we did not identify any indicators of impairment, and no impairment loss was recognized during those periods.
13.      Stockholders’ Deficit
Series A Cumulative Convertible Participating Preferred Stock
On July 1, 2026 (the “Preferred Stock Closing Date”), we entered into an Investment Agreement (the “Investment Agreement”) with Chinotto Investments, LLC (the “Sixth Street Purchaser”) and HCRx Investments HoldCo, L.P. (the “HCR Purchaser”) (collectively, the “Purchasers”), providing for the issuance and sale by the Company to the Purchasers of shares of the Company’s Preferred Stock. Pursuant to the Investment Agreement, the Purchasers purchased an aggregate of 933,900 shares of Preferred Stock (collectively, the “Purchased Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $933.9 million, consisting of 800,000 shares purchased by the Sixth Street Purchaser for an aggregate purchase price of $800.0 million and 133,900 shares purchased by the HCR Purchaser for an aggregate purchase price of $133.9 million. The terms of the Preferred Stock are set forth in the Certificate of Designations of Series A Cumulative Convertible Participating Preferred Stock filed with the Secretary of State of the State of Delaware on the Preferred Stock Closing Date (the “Certificate of Designations”). The Preferred Stock is convertible into shares of our common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $137.79 per share, subject to adjustment as set forth in the Certificate of Designations.
The Preferred Stock is redeemable solely at the option of the Company and, as such, is classified within permanent equity in our condensed consolidated balance sheet as of September 30, 2026. The holders of the Preferred Stock are entitled to the rights, preferences and privileges, and are subject to the restrictions, described below with respect to voting, dividends, redemption, liquidation, and conversion.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Voting Rights
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
Dividends
The Preferred Stock ranks senior to the Common Stock and each other class or series of our equity securities with respect to the payment of dividends and rights on liquidation, dissolution or winding up. Holders of the Preferred Stock are entitled to dividends that accrue and accumulate daily, whether or not declared, at an initial rate of 7.00% per annum on the Accumulated Amount (as defined in the Certificate of Designations) of such shares, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and, at our option, either in cash or by compounding and adding to the Accumulated Amount. The dividend rate is subject to increase, including (i) by 500 basis points on the seventh anniversary of July 1, 2026 (the “Original Issuance Date”), (ii) by an additional 125 basis points commencing on the eighth anniversary of the Original Issuance Date and at the end of each third month thereafter, up to a dividend rate cap of 17.00% per annum, (iii) by 300 basis points upon the occurrence and during the continuation of a Triggering Event (as defined in the Certificate of Designations) and (iv) by 200 basis points in connection with certain change of control transactions in which the Preferred Stock is not redeemed and remains outstanding.
Holders of the Preferred Stock are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis, and no dividends may be paid on the Common Stock unless the full participating dividends are paid at the same time to the holders of the Preferred Stock.
Through September 30, 2026, the Company has elected to pay all dividends on the Preferred Stock in cash at the initial rate of 7.00% per annum. The Preferred Stock’s initial carrying value was recorded at a discount to its liquidation preference (i.e., the difference between the issuance price and estimated call price) due to being issued with an increasing rate dividend, in addition to its issuance costs. In accordance with the SEC’s Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that must be amortized over the expected redemption period using the effective interest method, by charging the imputed dividend cost against additional paid-in capital in the absence of retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over the expected redemption period of six years using an 11.17% effective interest rate, assuming all dividends during the period are paid in cash. The six-year term represents the expected life of the Preferred Stock as the Company expects the Preferred Stock to be converted by such date and if not, the Company expects to exercise its redemption right with respect to such shares prior to the increase in the dividend rate on the seventh anniversary of the Original Issuance Date. The accretion includes approximately $1.3 million of issuance costs paid to third parties. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Preferred Stock. For the period from the Preferred Stock Closing Date to September 30, 2026, the Company recognized dividends of $26.3 million, which includes accretion of the implied discount of $9.9 million.
Following the requisite corporate approvals and in accordance with the Certificate of Designations, cash dividends of $2.7 million and $16.3 million were paid to the holders of the Preferred Stock on July 15, 2026 and October 15, 2026, respectively. As of September 30, 2026, accrued cash dividends of $13.7 million were presented within “Other current liabilities” on our condensed consolidated balance sheets.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Redemption
The Preferred Stock is redeemable solely at the option of the Company and is not redeemable at the option of the holders. At any time following the third anniversary of the Original Issuance Date, we may redeem all or any portion of the outstanding shares of Preferred Stock at a redemption price per share equal to the greatest of (i) the as-converted value of such share based on the Market Price (as defined in the Certificate of Designations) of the Common Stock, (ii) 120% of the Original Issue Price (as defined in the Certificate of Designations) plus the accrued balance of the Preferred Stock, which percentage increases to 125% following the fourth anniversary of the Original Issuance Date and by an additional 5% on each subsequent anniversary, up to a maximum of 140%, and (iii) if either (A) the Company has not paid cash dividends on the Preferred Stock for more than eight quarters prior to the redemption date or (B) the redemption occurs on or after the seventh anniversary of the Original Issuance Date, an amount sufficient to generate a 13% internal pre-tax rate of return on such share.
In the event of a Change of Control (as defined in the Certificate of Designations), we (or our successor or an affiliate thereof) have the option to purchase all, but not less than all, of the outstanding shares of Preferred Stock at a price per share, payable in cash, equal to the greatest of the following as of the date of such purchase: (i) 120% of the Original Issue Price plus the accrued balance of the Preferred Stock, which percentage increases to 125% following the fourth anniversary of the Original Issuance Date and by an additional 5% on each subsequent anniversary, up to a maximum of 140%, (ii) an amount sufficient to generate a 13% internal pre-tax rate of return on such share and (iii) the amount a holder would have received had such shares of Preferred Stock been converted into shares of Common Stock immediately prior to such Change of Control. As of September 30, 2026, no such Change of Control has occurred.
Upon any redemption by the Company, the holders of the Preferred Stock may elect to have such redemption settled by conversion into shares of our Common Stock.
Liquidation Preference
In the event of any Liquidation Event (as defined in the Certificate of Designations), each holder of Preferred Stock shall be entitled to receive liquidating distributions out of the assets of the Company, before any payment or distribution of any assets of the Company shall be made or set apart for holders of all other classes or series of equity securities of the Company, including any other preferred stock or the Common Stock, for such holder’s shares of Preferred Stock in an amount equal to the Liquidation Preference (as defined in the Certificate of Designations). A Change of Control shall not by itself be deemed a Liquidation Event.
Conversion Rights
The holders of the Preferred Stock have the right, at any time and from time to time, to convert their shares of Preferred Stock into shares of Common Stock at the then-effective conversion price, which is initially $137.79 per share and, on and after the fifth anniversary of the Original Issuance Date, $153.10 per share, in each case subject to customary anti-dilution adjustments.
On or after the third anniversary of the Original Issuance Date, we may, at our option, require conversion of all outstanding shares of Preferred Stock if the Market Price of the Common Stock exceeds 200% of the then-applicable conversion price for at least 20 trading days during any 30 consecutive trading day period, subject to the satisfaction of the Common Stock Liquidity Conditions (as defined in the Certificate of Designations). Prior to receipt of the Requisite Stockholder Approval (as defined in the Certificate of Designations), the number of shares of Common Stock issuable to any one holder upon conversion is subject to a beneficial ownership limitation of 19.9% of the total voting power of the Common Stock, calculated on an as-converted basis.
As of September 30, 2026, based on the initial conversion price of $137.79 per share and excluding the accrued cash dividends of $13.7 million, which the Company has elected to pay in cash, the 933,900 shares of Preferred Stock were convertible into an aggregate of 6,777,704 shares of our Common Stock.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
2026 Shelf Registration Statement and ATM Agreement
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a customary commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of September 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.
2026 Share Repurchase Program
In May 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of September 30, 2026, we had repurchased 2,616,166 shares under the share repurchase program in the open market at an average price of $66.88 per share for a total of approximately $175.0 million, of which $5.0 million remained unpaid as of that date. The repurchased shares were held as treasury stock as of September 30, 2026.
14.      Stock-Based Compensation
Under each of our equity incentive plans, we recorded stock-based compensation in the following expense categories on our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of goods sold	$374	$361	$2,029	$578
Research and development	14,921	12,328	42,504	37,582
Selling, general and administrative	24,562	21,866	73,209	63,077
Restructuring, impairment, and related charges	—	709	—	755
Total stock-based compensation	$39,857	$35,264	$117,742	$101,992

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company’s provision for income tax for the three and nine months ended September 30, 2026 was $1.2 million, primarily related to current foreign income tax expense. The Company’s provision for (benefit from) income tax for the three and nine months ended September 30, 2025 was $(1.5) million and $0.6 million, respectively, primarily related to the benefit recognized from the OBBBA for the three-month period and current foreign income tax expense for the nine-month period.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17.      Net Loss Per Share
We calculate basic net loss per share using the two-class method as a result of the issuance of the Preferred Stock in July 2026 (see Note 13). The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Preferred Stock contractually entitles the holders of such shares to participate in dividends declared on Common Stock on an as-converted basis, but does not contractually require the holders of such shares to participate in the Company’s losses. Accordingly, no losses are allocated to the Preferred Stock, and the Preferred Stock is excluded from the computation of basic net loss per share in periods in which the Company reports a net loss. However, the cumulative dividends that accrete on the Preferred Stock for the period, whether or not declared, reduce net income or increase net loss attributable to common stockholders. For the period from the Preferred Stock Closing Date to September 30, 2026, the Company recognized dividends of $26.3 million, which includes accretion of the implied discount of $9.9 million.
Basic net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders of BridgeBio is computed by dividing net loss attributable to common stockholders of BridgeBio by the weighted-average number of shares of common stock outstanding, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For the three and nine months ended September 30, 2026 and 2025, diluted and basic net loss per share attributable to common stockholders of BridgeBio were identical since potential common shares were excluded from the calculation, as their effect was antidilutive.
The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders of BridgeBio, because including them would have been antidilutive:

	As of September 30,
	2026	2025
Unvested RSUs	7,997,782	10,694,969
Unvested performance-based RSUs	285,973	194,943
Unvested market-based RSUs	—	375,000
Common stock options issued and outstanding	9,779,350	11,909,994
Estimated shares issuable under performance-based milestone compensation arrangements	1,735,060	1,330,341
Estimated shares issuable under the ESPP	39,429	42,842
Assumed conversion of 2027 Notes	12,878,305	12,878,305
Assumed conversion of 2029 Notes	7,702,988	7,702,988
Assumed conversion of 2031 Notes	11,544,448	11,544,448
Assumed conversion of 2033 Notes	5,720,014	—
Assumed conversion of Preferred Stock	6,777,704	—
	64,461,053	56,673,830
Our Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election.
Holders of the Preferred Stock have the right, at any time and from time to time, to convert their shares of Preferred Stock into shares of common stock at the then-effective conversion price, which is initially $137.79 per share and, on and after the fifth anniversary of the Original Issuance Date, $153.10 per share, in each case subject to customary anti-dilution adjustments. As of September 30, 2026, the assumed conversion of the Preferred Stock excludes the accrued cash dividends of $13.7 million, which the Company has elected to pay in cash, as described in Note 13.

BRIDGEBIO PHARMA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We have performance-based milestone compensation arrangements, whose vesting is contingent upon meeting various regulatory, development and sales milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone. The common stock equivalents of such arrangements were estimated as if the contingent milestones were achieved as of the reporting date and the arrangements were all settled in equity.

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
We currently generate material revenues from one commercial product and have multiple product candidates that have advanced into registrational and late-stage development. Acoramidis received U.S. Food and Drug Administration (“FDA”) approval in November 2024 as Attruby and also received approval as Attruby from the Australian Therapeutic Goods Administration in late October 2026, and it received approval as Beyonttra from (i) the European Commission (“EC”) on February 10, 2025, (ii) the Japanese Ministry of Health, Labour and Welfare on March 27, 2025 (pricing approval from the National Health Insurance in Japan was subsequently obtained on May 21, 2025), (iii) the United Kingdom Medicines and Healthcare products Regulatory Agency in the UK in April 2025 and (iv) the Brazilian Health Regulatory Agency in Brazil in May 2026. On March 30, 2026, we submitted our New Drug Application (“NDA”) to the FDA for oral BBP-418 for the treatment of LGMD2I/R9. The FDA accepted our NDA for filing, granted Priority Review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 27, 2026, for BBP-418. On May 12, 2026, we submitted our NDA to the FDA for encaleret as a potential targeted treatment for ADH1. The FDA accepted our NDA for filing, granted Priority Review and assigned a PDUFA target action date of May 8, 2027, for encaleret. On August 4, 2026, we submitted our NDA to the FDA for low-dose infigratinib for achondroplasia. The FDA accepted our NDA for filing, granted Priority Review and assigned a PDUFA target action date of February 4, 2027, for infigratinib.
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

We have incurred significant operating losses since our inception. For the nine months ended September 30, 2026 and 2025, we incurred net losses of $382.9 million and $538.3 million, respectively. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the success of our commercialization strategy for Attruby and Beyonttra, and the development and eventual commercialization of our product candidates at our wholly-owned subsidiaries and controlled entities. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending may have a material adverse effect on our ability to achieve our intended business objectives. We expect to continue to incur operating and net losses for at least the next several years.
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
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a customary commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of September 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.
In May 2026, our Board of Directors approved a stock repurchase program pursuant to which we may purchase up to $500.0 million of our outstanding common stock. Stock repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of our management and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. The timing, pricing, and amounts of these repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. As of September 30, 2026, we had repurchased 2,616,166 shares in the open market at an average price of $66.88 per share for a total of approximately $175.0 million. The repurchased shares were held as treasury stock as of September 30, 2026.
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

On June 27, 2025 (the “Closing Date”), we and our subsidiary, Eidos Therapeutics, Inc. (“Eidos”), entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc. (“KKR”) acquired a majority ownership interest in HCRx. At that time, KKR beneficially owned more than five percent of the Company’s outstanding common stock, and HCRx accordingly became a related party. On August 17, 2026, KKR sold a portion of its shares of our common stock and is no longer a beneficial owner of more than five percent of our outstanding shares of common stock. Accordingly, KKR and HCRx ceased to be related parties of the Company as of August 17, 2026.
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
On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into an exclusive license agreement (the “Bayer License Agreement”) with Bayer Consumer Care AG, a wholly-owned subsidiary of Bayer AG (“Bayer”), to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member and extension states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, the upfront payment and the regulatory and sales milestones achieved under the Bayer License Agreement total $285.0 million. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.
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
Due to the inherently unpredictable nature of nonclinical and clinical development, and given our novel therapeutic approaches and the stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and nonclinical development timelines and costs, and the potential of development success, can differ materially from expectations due to a variety of factors.
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

Results of Operations
The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Total revenues, net	$353,171	$120,700	$791,362	$347,898
Total cost of revenues	$20,450	$6,563	$45,435	$12,855
Research and development	$143,506	$112,874	$419,590	$335,536
Selling, general and administrative	$200,854	$137,621	$551,011	$373,140
Loss from operations	$(11,639)	$(145,199)	$(224,674)	$(383,849)
Interest income	$13,105	$6,239	$26,010	$15,522
Interest expense	$(13,255)	$(11,739)	$(39,475)	$(41,467)
Noncash interest expense on deferred royalty obligations (1)	$(42,282)	$(36,410)	$(123,500)	$(86,460)
Net loss from equity method investments	$(7,312)	$(15,834)	$(32,030)	$(51,579)
Loss on extinguishment of debt	$—	$—	$—	$(21,155)
Other income, net	$2,116	$16,461	$11,956	$31,240
Net loss	$(60,496)	$(184,937)	$(382,942)	$(538,303)
Net loss attributable to redeemable convertible noncontrolling interests and noncontrolling interests	$3,786	$2,194	$9,973	$6,235
Preferred stock dividends and accretion	$26,293	$—	$26,293	$—
Net loss attributable to common stockholders of BridgeBio	$(83,003)	$(182,743)	$(399,262)	$(532,068)
(1)Including related party amounts of $(2,942) and $(13,878) for the period from July 1, 2026 to August 16, 2026 and for the period from January 1, 2026 to August 16, 2026, respectively, and $(5,383) and $(5,560) for the three and nine months ended September 30, 2025, respectively (as described in Note 9).
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash, cash equivalents and marketable securities as of the following periods:

	September 30, 2026	December 31, 2025

	(in thousands)
Cash and cash equivalents	$1,533,363	$570,119
Marketable securities	5,492	17,363
Total cash, cash equivalents and marketable securities	$1,538,855	$587,482
Revenues, Net
The following table summarizes our revenues for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Net product revenue	$253,346	$108,111	$145,235	$656,382	$216,351	$440,031
License and services revenue	79,314	8,311	71,003	89,537	125,441	(35,904)
Royalty revenue	20,511	4,278	16,233	45,443	6,106	39,337
Total revenues, net	$353,171	$120,700	$232,471	$791,362	$347,898	$443,464
Total revenues, net increased by $232.5 million for the three months ended September 30, 2026, compared to the same period in 2025, which consisted of an increase of $145.3 million in net product revenue, an increase of $71.0 million in license and services revenue, and an increase of $16.2 million in royalty revenue. Total revenues, net increased by $443.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, which consisted of an increase of $440.0 million in net product revenue, an increase of $39.4 million in royalty revenue, and a decrease of $35.9 million in license and services revenue.
Net product revenue from Attruby increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to continued commercial expansion driven by patient demand.

License and services revenue increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the recognition of a $75.0 million sales milestone under the Bayer License Agreement, which was achieved during the three months ended September 30, 2026. License and services revenue decreased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to $105.0 million recognized for regulatory milestone achievements following approval of Beyonttra in the EU and pricing approval of Beyonttra in Japan in 2025 compared to the $75.0 million recognized for sales milestone achievement under the Bayer License Agreement during the three months ended September 30, 2026.
Royalty revenue increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to royalties earned from net product sales of Beyonttra in the EU, following EC approval in February 2025, and in Japan, following pricing approval in May 2025.
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
Operating Costs and Expenses
Cost of Revenues
The following table summarizes our cost of revenues for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Cost of goods sold	$12,317	$4,028	$8,289	$30,577	$8,910	$21,667
Cost of license, services, and royalty revenue	8,133	2,535	5,598	14,858	3,945	10,913
Total cost of revenues	$20,450	$6,563	$13,887	$45,435	$12,855	$32,580
Total cost of revenues increased by $13.9 million for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to an increase of $8.3 million in cost of goods sold and an increase of $5.6 million in cost of license, services, and royalty revenue. Total cost of revenues increased by $32.6 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to an increase of $21.7 million in cost of goods sold and an increase of $10.9 million in cost of license, services, and royalty revenue.
Cost of goods sold for the three and nine months ended September 30, 2026 and 2025 consists of contract manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Attruby, and third-party royalties associated with our net product revenue.
Cost of license, services, and royalty revenue for the three and nine months ended September 30, 2026 and 2025, consists mainly of third-party royalties and license fees associated with commercial sales of Beyonttra, contract manufacturing costs relating to product supply of Beyonttra to our collaboration partners, and amortization of intangible assets for milestones achieved upon FDA approval from our license and collaboration agreements. We began incurring royalties and manufacturing costs associated with commercial sales of Beyonttra upon its approval in the EU, Japan, and the UK in 2025.
Research and Development Expenses
The following table summarizes our research and development expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Research and development	$143,506	$112,874	$30,632	$419,590	$335,536	$84,054

Research and development expenses increased by $30.6 million and $84.1 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily driven by the development of late-stage programs.
The increase of $30.6 million for the three months ended September 30, 2026 was primarily driven by an $18.2 million increase in external costs, a $9.8 million increase in personnel-related expenses due to headcount growth, and a $2.6 million increase in stock-based compensation expenses.
The increase of $84.1 million for the nine months ended September 30, 2026 was primarily driven by a $56.8 million increase in external costs, a $22.4 million increase in personnel-related expenses due to headcount growth, and a $4.9 million increase in stock-based compensation expenses.
Research and development costs consist primarily of external costs, such as fees paid to consultants, contractors, CMOs, and contract research organizations (“CROs”), as well as purchase of APIs in connection with our nonclinical, contract manufacturing and clinical development activities; internal costs such as personnel and facility costs, and are tracked on a program-by-program basis. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in the specific program expense. License fees and other costs incurred prior to designating a product candidate are included in early-stage development and research programs, which are presented in the following table in “Other development programs” and “Other research programs,” respectively.
The following table summarizes our research and development expenses by program incurred for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Acoramidis for the treatment of ATTR-CM and primary prevention in asymptomatic carriers of a pathogenic TTR variant	$33,782	$31,978	$101,695	$84,639
Infigratinib for achondroplasia and hypochondroplasia	34,089	30,756	105,082	88,881
BBP-418 for LGMD2I/R9	24,971	14,253	67,232	39,705
Encaleret for ADH1	27,048	16,046	71,555	44,633
Other development programs	3,292	357	16,815	22,323
Other research programs	20,324	19,484	57,211	55,355
Total	$143,506	$112,874	$419,590	$335,536
Selling, General and Administrative Expenses
The following table summarizes our selling, general and administrative expenses for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Selling, general and administrative	$200,854	$137,621	$63,233	$551,011	$373,140	$177,871
Selling, general and administrative expenses increased by $63.2 million and $177.9 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.
The increase of $63.2 million for the three months ended September 30, 2026 was primarily driven by a $30.8 million increase in external costs, a $29.7 million increase in personnel-related expenses due to headcount growth, and a $2.7 million increase in stock-based compensation expenses, reflecting continued investment in the ongoing commercialization of Attruby and pre-commercial activities for our late-stage product candidates.
The increase of $177.9 million for the nine months ended September 30, 2026 was primarily driven by a $104.7 million increase in external costs, a $63.1 million increase in personnel-related expenses due to headcount growth, and a $10.1 million increase in stock-based compensation expenses, reflecting continued investment in the ongoing commercialization of Attruby and pre-commercial activities for our late-stage product candidates.

Other Income (Expense), Net
Interest Income
The following table summarizes our interest income during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Interest income	$13,105	$6,239	$6,866	$26,010	$15,522	$10,488
Interest income has historically consisted of interest income earned on our cash, cash equivalents and marketable securities. Generally, increases and decreases in interest income during the three and nine months ended September 30, 2026 and 2025 are attributable to changes in the interest-bearing average balances of our cash, cash equivalents, marketable securities, and fluctuations in interest rates.
Interest Expense
The following table summarizes our interest expense during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Interest expense	$(13,255)	$(11,739)	$(1,516)	$(39,475)	$(41,467)	$1,992
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
Noncash Interest Expense on Deferred Royalty Obligations
The following table summarizes our noncash interest expense on deferred royalty obligations during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Noncash interest expense on deferred royalty obligations	$(42,282)	$(36,410)	$(5,872)	$(123,500)	$(86,460)	$(37,040)
Noncash interest expense on deferred royalty obligations increased by $5.9 million and $37.0 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the nine months ended September 30, 2026 was primarily due to an increase of $16.0 million in noncash interest expense recognized under the Royalty Purchase Agreement, reflecting a full nine months of accretion in 2026 as compared with approximately three months following the execution of the agreement on June 27, 2025. The increase for the three months ended September 30, 2026 and the remaining increase for the nine months ended September 30, 2026 of $5.3 million and $20.3 million, respectively, were primarily driven by an increase in accretion expense under the Funding Agreement associated with our higher deferred royalty obligation balance and an increase in the effective interest rate from 21.3% as of September 30, 2025 to 22.2% as of September 30, 2026. The increase in the effective interest rate reflects a prospective adjustment resulting from updated projections of future global acoramidis net sales, revised upward to reflect the strong commercial performance of Attruby in the U.S. and the initiation of Beyonttra sales in Europe, Japan, and the UK, particularly during the second half of 2025.

Net Loss from Equity Method Investments
The following table summarizes our share in net loss of equity method investments during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Net loss from equity method investments	$(7,312)	$(15,834)	$8,522	$(32,030)	$(51,579)	$19,549
We account for our investments in GondolaBio and Legacy BBOT (now referred to as “BBOT” as the new combined company as more fully discussed in Note 5 to our condensed consolidated financial statements) using the equity method of accounting. For the three months ended September 30, 2026, we recorded net loss from the equity method investments in GondolaBio and BBOT of nil and $7.1 million, respectively. For the nine months ended September 30, 2026, we recorded net loss from the equity method investments in GondolaBio and BBOT of $6.4 million and $25.0 million, respectively. For the three months ended September 30, 2025, we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $7.1 million and $8.7 million, respectively. For the nine months ended September 30, 2025, we recorded net loss from equity method investments in GondolaBio and Legacy BBOT of $23.0 million and $28.6 million, respectively.
Loss on Extinguishment of Debt
In February 2025, upon receipt of proceeds from the 2031 Notes, we fully repaid the term loan under the Amended Financing Agreement and recognized a loss on extinguishment of debt of $21.2 million on our condensed consolidated statements of operations. Refer to Note 8 to our condensed consolidated financial statements.
Other Income, Net
The following table summarizes our other income, net during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Other income, net	$2,116	$16,461	$(14,345)	$11,956	$31,240	$(19,284)
The decrease for the three months ended September 30, 2026, compared to the same period in 2025, was primarily driven by $7.8 million of nonrecurring noncash income from an equity method investment recognized in the prior period, a $4.2 million decrease in other income resulting from the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement, and a $1.6 million decrease in other income recognized under the respective transition services agreements with GondolaBio and BBOT (as described in Note 5 to our condensed consolidated financial statements).
The decrease for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by $7.8 million of nonrecurring noncash income from an equity method investment recognized in the prior period, a $4.9 million decrease in net gains on foreign currency transactions, a $4.0 million decrease in other income resulting from the change in fair value of the embedded derivative liability component of our deferred royalty obligation under the Funding Agreement, and a $2.9 million decrease in other income recognized under the respective transition services agreements with GondolaBio and BBOT (as described in Note 5 to our condensed consolidated financial statements).
Preferred Stock Dividends and Accretion
The following table summarizes our preferred stock dividends and accretion during the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)			(in thousands)
Preferred stock dividends and accretion	$26,293	$—	$26,293	$26,293	$—	$26,293

On July 1, 2026 (the “Preferred Stock Closing Date”), the Company issued shares of a newly designated series of convertible preferred stock (see Note 13). The Company accounts for its Series A Cumulative Convertible Participating Preferred Stock, par value $0.001 per share (the “Preferred Stock”) as permanent equity. Dividends on the Preferred Stock accrue and accumulate on a daily basis at an initial annual rate of 7.00% of the accumulated amount per share, initially the $1,000 per share original issue price, whether or not declared by the Company’s Board of Directors, and are subject to contractual increases in the dividend rate over time and upon specified events. Dividends are payable quarterly in cash or in kind at the Company’s election.
The Preferred Stock has similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5.Q, Increasing Rate Preferred Stock. The Preferred Stock’s initial carrying value was recorded at a discount to its liquidation preference (i.e., the difference between the issuance price and estimated call price) due to being issued with an increasing rate dividend, in addition to its issuance costs. Such discount is considered an unstated dividend cost and is amortized over the expected redemption period using the effective interest method, by charging the imputed dividend cost against additional paid-in capital in the absence of retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Preferred Stock. For the period from the Preferred Stock Closing Date to September 30, 2026, the Company recognized dividends of $26.3 million, which includes accretion of the implied discount of $9.9 million.
Liquidity and Capital Resources
We have historically financed our operations primarily through the sale of our equity securities, issuance of convertible notes, debt borrowings, royalty monetization, cash proceeds from net product revenue and royalties, and upfront and milestone payments received from license and collaboration arrangements. As of September 30, 2026, we had outstanding debt of approximately $2.5 billion related to our convertible senior notes, consisting of $548.4 million related to our 2027 Notes (which matures on March 15, 2027 and is classified as a current liability), $742.4 million related to our 2029 Notes, $566.0 million related to our 2031 Notes, and $620.5 million related to our 2033 Notes, in each case net of unamortized debt discount and issuance costs, and deferred royalty obligations of $920.1 million.
On July 1, 2026, we issued and sold an aggregate of 933,900 shares of Series A Cumulative Convertible Participating Preferred Stock (the “Preferred Stock”) for aggregate gross proceeds of $933.9 million, pursuant to an Investment Agreement with affiliates of Sixth Street Partners, LLC and HCRx. The Preferred Stock ranks senior to our common stock, accrues cumulative dividends at an initial rate of 7.00% per annum (payable in cash or in kind at our election, subject to escalation over time as described in Note 13), and is convertible into shares of our common stock at an initial conversion price of $137.79 per share. This financing strengthened our liquidity position, and our cash, cash equivalents, and marketable securities were $1.5 billion as of September 30, 2026. Refer to Note 13 to our condensed consolidated financial statements for additional details.
Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2026 and 2025, we incurred net losses of $382.9 million and $538.3 million, respectively. We incurred net cash outflow from operations of $312.6 million and $389.5 million for the same periods, respectively. We had an accumulated deficit as of September 30, 2026 and December 31, 2025 of $4.2 billion and $3.8 billion, respectively. While we have historically undertaken a restructuring initiative to drive operational change in business processes, efficiencies and cost savings, we expect to continue to incur operating and net losses over the next several years as we continue to fund our drug development and discovery efforts, as well as costs related to commercial launch readiness for our late-stage programs. In particular, to the extent we advance our programs into and through later-stage clinical trials without a partner, we will incur substantial expenses. In addition, we may not be able to generate significant revenues from product sales of any of our product candidates, even if any of our product candidates are approved for commercial sale. Further, we may not realize the anticipated efficiencies and other benefits of our past and any future restructuring initiatives. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, our ability to generate net product revenue sufficient to achieve profitability, which will depend heavily on the successful development and eventual commercialization of our product candidates at our consolidated entities as well as our ability to partner in the development of certain late-stage clinical programs.
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

We also have performance-based milestone compensation arrangements with certain employees, whose vesting is contingent upon meeting various regulatory, development and sales milestones, with fixed monetary amounts known at inception that can be settled in the form of cash or equity at our sole election, upon achievement of each contingent milestone (refer to Note 7 to our condensed consolidated financial statements).
Additionally, we have certain contingent payment obligations under various license and collaboration agreements in which we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. We also enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for nonclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice with potential termination charges.
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
We expect our cash, cash equivalents, and marketable securities, together with increasing cash collections from product sales of Attruby and collections from our licensing and collaboration agreements with our strategic partners, will fund our operations for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q based on current operating plans and financial forecasts. If our current operating plans or financial forecasts change, as a result of general market and economic conditions, inflationary pressures, supply chain issues, our commercialization of Attruby/Beyonttra, and timing of commercialization of our product candidates we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.
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
Revenue from licensing and collaboration agreements
On March 1, 2024, our subsidiaries, Eidos, BridgeBio International GmbH and BridgeBio Europe B.V. (collectively, “the Seller Parties”), entered into the Bayer License Agreement with Bayer to develop and commercialize acoramidis as a treatment for transthyretin amyloidosis in the EU and all member states of the European Patent Organization (the “Licensed Territory”). Under the terms of the Bayer License Agreement, the Seller Parties granted Bayer an exclusive license on March 26, 2024 to certain of the Seller Parties’ intellectual property rights to develop, manufacture and commercialize acoramidis (previously known as AG10) in the Licensed Territory. In consideration for the license grant, the Seller Parties are entitled to receive an upfront payment of $135.0 million, up to $150.0 million in regulatory and sales milestone payments through 2026, and additional payments up to $450.0 million subject to the achievement of certain sales milestones under the Bayer License Agreement. To date, the upfront payment and the regulatory and sales milestones achieved under the Bayer License Agreement total $285.0 million. In addition, the Seller Parties are entitled to receive royalties according to a tiered structure starting in the low-thirties percent on net sales by Bayer of acoramidis in the Licensed Territory, subject to reduction under certain circumstances as provided in the Bayer License Agreement.

On February 7, 2024, our subsidiary, QED Therapeutics, Inc. (“QED”), and Kyowa Kirin Co., Ltd. (“Kyowa Kirin” or “KKC”) entered into a license and collaboration agreement pursuant to which QED granted Kyowa Kirin an exclusive license to develop, manufacture, and commercialize infigratinib for achondroplasia, hypochondroplasia, and other skeletal dysplasias in Japan in accordance with the terms therein (the “KKC License Agreement”). In consideration for the license grant, QED is entitled to receive an upfront payment of $100.0 million and development and sales milestone payments up to $81.4 million. To date, we have received $100.0 million relating to the upfront payment. In addition, QED is entitled to receive royalties up to the mid-twenties percent on net sales of infigratinib in Japan.
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
Deferred Royalty Obligations, net
Royalty Interest Purchase and Sale Agreement
On June 27, 2025 (the “Closing Date”), we and Eidos entered into a Royalty Interest Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with Acoramidis Royalty SPV, LP (“ARS”), an affiliate of HealthCare Royalty Management, LLC (“HCRx”), as a purchaser and the purchaser representative (in such capacity, the “Purchaser Representative”), and LSI Financing Fund, LP, an affiliate of Blue Owl Capital Corporation, as a purchaser (together with ARS as a purchaser and any future permitted assignees of a purchaser, the “Royalty Agreement Purchasers”). Subsequent to the Closing Date, on July 30, 2025, KKR & Co. Inc. (“KKR”) acquired a majority ownership interest in HCRx. At that time, KKR beneficially owned more than five percent of the Company’s outstanding common stock, and HCRx accordingly became a related party. On August 17, 2026, KKR sold a portion of its shares of our common stock and is no longer a beneficial owner of more than five percent of our outstanding shares of common stock. Accordingly, KKR and HCRx ceased to be related parties of the Company as of August 17, 2026.
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
Debt
As of September 30, 2026, we had borrowings under the 2027 Notes, 2029 Notes, 2031 Notes, and 2033 Notes, which are discussed below.
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

We received net proceeds from the 2020 Note Offering of approximately $537.0 million, after deducting the 2027 Initial Purchasers’ discount and offering expenses. We used approximately $49.3 million of the net proceeds from the 2020 Note Offering to pay for the cost of the Capped Call Transactions, and approximately $75.0 million to pay for the repurchases of shares of our common stock.
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
The 2027 Notes are convertible for a limited period from October 1, 2026 through December 14, 2026, as an early conversion condition based on the price of BridgeBio’s common stock, as described above, was satisfied. On or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time. The 2027 Notes, which mature on March 15, 2027, were classified as current liabilities as of September 30, 2026.
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

We may not redeem the 2029 Notes prior to February 6, 2026. We may redeem for cash all or any portion of the 2029 Notes, at our option, on a redemption date occurring on or after February 6, 2026 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2029 Notes. If we undergo a fundamental change (as defined in the 2029 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2029 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2029 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the entire principal amount of all the 2029 Notes plus accrued special interest, if any, to be immediately due and payable. The 2029 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2029 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2031 Notes and 2033 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2029 Notes.
2031 Notes, net
On February 28, 2025, we issued an aggregate of $575.0 million principal amount of our 2031 Notes pursuant to the 2031 Notes Indenture dated February 28, 2025 between us and the 2031 Notes Trustee in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
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
We may not redeem the 2031 Notes prior to March 6, 2028. We may redeem for cash all or any portion of the 2031 Notes, at our option, on a redemption date occurring on or after March 6, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2031 Notes. If we undergo a fundamental change (as defined in the 2031 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2031 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2031 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2031 Notes then outstanding may declare the entire principal amount of all the 2031 Notes plus accrued special interest, if any, to be immediately due and payable. The 2031 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2031 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2029 Notes and 2033 Notes; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
We may not redeem the 2033 Notes prior to February 6, 2030. We may redeem for cash all or any portion of the 2033 Notes, at our option, on a redemption date occurring on or after February 6, 2030 and on or before the 21st scheduled trading day immediately before the maturity date, under certain circumstances. No sinking fund is provided for the 2033 Notes. If we undergo a fundamental change (as defined in the 2033 Notes Indenture), holders may require us to repurchase for cash all or any portion of their 2033 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2033 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The 2033 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the 2033 Notes Trustee or the holders of not less than 25% in aggregate principal amount of the 2033 Notes then outstanding may declare the entire principal amount of all the 2033 Notes plus accrued special interest, if any, to be immediately due and payable. The 2033 Notes are our general unsecured obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2033 Notes; equal in right of payment with all of our liabilities that are not so subordinated, including our 2027 Notes, 2029 Notes and 2031 Notes; effectively junior to any of our secured indebtedness and obligations, including our obligations under our Funding Agreement, to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries, including obligations under our Royalty Purchase Agreement.
Refer to Note 8 to our condensed consolidated financial statements for other details, including our future minimum payments under the 2033 Notes.
Public Offerings
In May 2026, we filed a shelf registration statement on Form S-3 (the “2026 Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and units or any combination thereof. We also concurrently entered into an Equity Distribution Agreement (the “2026 ATM Agreement”) with Goldman Sachs & Co. LLC and Leerink Partners LLC (collectively, the “2026 ATM Sales Agents”), with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion and pursuant to a prospectus supplement, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $500.0 million through the 2026 ATM Sales Agents. Under the 2026 ATM Agreement, we have agreed to pay the 2026 ATM Sales Agents a customary commission of up to 3.0% of the aggregate gross proceeds from all sales of the common stock. As of September 30, 2026, $500.0 million remained available to be sold pursuant to the 2026 ATM Agreement under the 2026 Shelf.
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
Refer to Note 13 to our condensed consolidated financial statements for additional details.

Cash Flows
The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change

	(in thousands)
Net cash used in operating activities	$(312,550)	$(389,490)	$76,940
Net cash provided by (used in) investing activities	11,761	(10,133)	21,894
Net cash provided by financing activities	1,264,137	361,475	902,662
Net increase (decrease) in cash, cash equivalents and restricted cash	$963,348	$(38,148)	$1,001,496
Net Cash Flows Used in Operating Activities
Net cash used in operating activities was $312.6 million for the nine months ended September 30, 2026, and consisted of our net loss of $382.9 million and net cash outflow of $211.2 million related to changes in operating assets and liabilities, partially offset by noncash adjustments totaling $281.5 million. The noncash adjustments totaling $281.5 million primarily included $123.5 million in noncash interest expense on deferred royalty obligations, $117.2 million in stock-based compensation expense, $32.0 million in net loss from equity method investments, $5.7 million in amortization of debt discount and issuance costs, partially offset by $7.1 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement. The net cash outflow of $211.2 million related to changes in operating assets and liabilities was attributed mainly to an increase of $235.6 million in accounts receivable, net primarily related to receivables from net product and license revenues, an increase of $35.6 million in inventories due to a continuing build-up of Attruby inventory to support anticipated demand, an increase of $26.9 million in prepaid expenses and other current assets primarily due to timing of payments and operational fluctuations, a decrease of $9.0 million in accrued compensation and benefits, and a decrease of $6.6 million in deferred revenue primarily related to the Bayer License Agreement and KKC License Agreement; partially offset by increases of $52.0 million in accounts payable, $13.6 million in accrued research and development, and $48.4 million in other liabilities primarily due to timing of payments.
Net cash used in operating activities was $389.5 million for the nine months ended September 30, 2025, and consisted of our net loss of $538.3 million, noncash adjustments totaling $249.5 million, and net cash outflow of $100.7 million related to changes in operating assets and liabilities. The noncash adjustments totaling $249.5 million primarily included $98.4 million in stock-based compensation expense, $86.5 million in noncash interest expense on deferred royalty obligations, net loss from equity method investments of $51.6 million, $21.2 million in loss on extinguishment of debt from the repayment of the term loan under the Amended Financing Agreement, $4.5 million in amortization of debt discount and issuance costs; partially offset by $11.1 million in change in fair value of the embedded derivative associated with the deferred royalty obligation under the Funding Agreement, and $7.8 million in noncash income from an equity method investment. The net cash outflow of $100.7 million related to changes in operating assets and liabilities was attributed mainly to an increase of $111.8 million in accounts receivable, net primarily related to receivables for net product revenues, an increase of $23.4 million in inventories, an increase of $17.5 million for prepaid expenses and other current assets, partially offset by an increase in other liabilities of $53.0 million.
Net Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $11.8 million for the nine months ended September 30, 2026, attributable primarily to maturities of marketable securities of $76.5 million partially offset by purchases of marketable securities of $63.9 million.
Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2025, attributable primarily to purchases of marketable securities of $10.9 million and the aggregate payments made for intangible assets of $8.5 million, partially offset by maturities of marketable securities of $8.0 million and a special cash dividend from investment in equity securities of $2.3 million.

Net Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2026, and consisted primarily of $932.6 million in net proceeds from the issuance of the Preferred Stock, $632.5 million in proceeds from the issuance of the 2033 Notes, and $30.0 million in proceeds from stock option exercises and employee stock purchase plan purchases (net of repurchases); partially offset by the $252.5 million in repurchase of common stock in relation to the issuance of our 2033 Notes and our stock repurchase program, $13.2 million payment of issuance costs and discounts associated with the 2033 Notes, $62.5 million repayments of deferred royalty obligations, and $2.7 million payment of preferred stock dividends.
Net cash provided by financing activities was $361.5 million for the nine months ended September 30, 2025, and consisted primarily of $575.0 million in proceeds from the issuance of 2031 Notes, $300.0 million in gross cash proceeds from the royalty obligation under the Royalty Purchase Agreement, and $14.1 million in proceeds from stock option exercises and employee stock purchase plan purchases (net of repurchases), partially offset by the $459.0 million repayment of the term loan under the Amended Financing Agreement, $48.3 million in repurchase of common stock, $12.0 million payment of issuance costs and discounts associated with the 2031 Notes, $6.9 million repayments of deferred royalty obligations, and $3.0 million payment of issuance costs associated with the royalty obligation under the Royalty Purchase Agreement.
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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.
Recent Accounting Pronouncements
There have been no significant changes in recently adopted or issued accounting pronouncements from those disclosed in the section titled “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, we held cash, cash equivalents and marketable securities of $1.5 billion. Our cash equivalents consist of amounts invested in money market funds, agency discount notes, commercial paper, and high investment grade fixed income securities that are primarily invested in U.S. government securities and treasury bills. Our marketable securities consisted of high investment grade fixed income securities that were invested in U.S. treasury bills and agency discount notes. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. We do not believe that our cash, cash equivalents and marketable securities have a significant risk of default or illiquidity.
As of September 30, 2026, our 2027 Notes, 2029 Notes, 2031 Notes, and 2033 Notes had principal balances of $550.0 million, $747.5 million, $575.0 million, and $632.5 million, respectively, which bear fixed interest rates that are not subject to variability as a result of changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if those product candidates may obtain marketing approval. See the section titled, “Business - Government Regulation - Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Attruby and Beyonttra and our product candidates, if approved. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. For example, the current administration is pursuing a range of strategies to reduce drug costs in the U.S., including voluntary most-favored-nation pricing agreements with manufacturers, the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, a voluntary model that launched in January 2026, implementing most-favored-nation pricing in Medicaid, and pharmaceutical trade measures. The administration is also pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, the Global Benchmark for Efficient Drug Pricing (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026 and set to begin January 1, 2027, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. GUARD remains a proposed regulation that has not been finalized. GLOBE, along with GUARD, if finalized, implements a mandatory payment model under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of their units that are reimbursed by Medicare, with the rebate amount based on most-favored-nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD regulations, if GUARD is finalized, cannot yet be fully determined, it is likely to be significant depending on the final language and whether any exemptions from the regulations apply. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
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

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. In 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. The IRA drug price negotiation program has also been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.
Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the current presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.
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
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products. On May 12, 2025, the current administration issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of Health and Human Services (“HHS”) to communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.

Since the May 12, 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by encouraging manufacturers to enter into voluntary MFN agreements and implementing trade measures. In August 2026, we entered into a voluntary MFN agreement with the Administration, which will expand state Medicaid access to Attruby via the GENEROUS Model. We expect any pricing commitment for future medicines under the agreement to exclude medicines approved exclusively for orphan indications. If under the MFN agreement, or subject to other policy developments, our currently marketed or future medicines become subject to additional MFN pricing obligations, this may affect our pricing and commercialization strategies. Further, in November 2025, the Centers for Medicare & Medicaid Services (“CMS”) introduced the GENEROUS Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. The GENEROUS Model launched in January 2026, and CMS has announced that all state Medicaid programs, along with the District of Columbia and Puerto Rico, have applied to participate in the model. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its Center for Medicare and Medicaid Innovation (“CMMI”) authority, the GLOBE for Medicare Part B and the GUARD for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100.0 million of Medicare Part B spending over a 12-month period, to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over five performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price. GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies, with its performance period proposed to begin in 2027. The GLOBE model has been subject to legal challenge, and both the GLOBE model and the proposed GUARD model may face additional legal challenges, which could delay implementation or modify their impact on manufacturer pricing and revenue.
If the GLOBE model is implemented as finalized and the GUARD model is finalized as proposed under CMMI authority and if exemptions do not apply to our products, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on product utilization by a broader portion of U.S. patients to align with prices in certain reference countries. We currently derive the substantial portion of our revenue from U.S. sales, and any requirement to pay additional rebates in the U.S. to match international reference prices would impact our overall net product revenue.
MFN pricing models in the U.S. could also affect our international pricing strategy and future decisions on reimbursement and commercialization in certain jurisdictions. If our U.S. pricing becomes tied to international reference prices, especially in light of our licensing agreements with Bayer and Alexion, we may face decisions regarding pricing in foreign markets that could result in reduced patient access internationally, affect our relationships with foreign regulatory authorities and payers, or impact our ability to obtain or maintain reimbursement approvals in ex-U.S. markets. The GLOBE model and the proposed GUARD model remain subject to potential legal challenges, and the proposed GUARD model remains subject to change, potential finalization, or expansion through additional rulemaking or sub regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our products, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results.
We face competition in the U.S. for Attruby and may face competition for our product candidates if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. The FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. See the section titled, “Business - Government Regulation - Current and Future Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 for more information regarding legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. If certain of these changes are implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. We will continue to monitor developments and their potential effect on our business.
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
Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.
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
Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:
•inability to generate sufficient nonclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in nonclinical and clinical product candidate development;
•delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
•delays in clinical trial enrollment or clinical trial initiation resulting from any global health emergency;
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
We could also encounter delays if an ongoing or planned clinical trial is suspended or terminated by us, by the data safety monitoring board (“DSMB”), or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We have in the past received, and may receive in the future, partial or full clinical hold notices from the FDA or other regulatory authorities, which have required, and may in the future require, us to conduct additional studies, generate additional data, amend our clinical trial protocols and/or delay or halt the initiation or continuation of our clinical trials. We may be required or may voluntarily determine to place one or more of our product candidates on clinical hold in the future for various reasons, which could delay or otherwise impair our clinical development efforts and ability to obtain regulatory approval for any such product candidate. Additionally, the FDA may determine, upon review of an IND submission, that we have not provided sufficient information needed to assess the risks to subjects of the proposed studies, or that our IND submission is otherwise insufficient to support initiation of a clinical trial. There is no guarantee that the FDA will agree that our responses are sufficient, and we may be required to conduct additional nonclinical studies or manufacturing steps before the FDA allows our proposed clinical trials to proceed.

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
The results of nonclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, for certain of our product candidates that we acquired, we did not undertake the nonclinical studies and clinical trials ourselves. The results of nonclinical studies and clinical trials in one set of patients or disease indications, or from nonclinical studies or clinical trials that we did not lead, may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In addition, nonclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, despite promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the U.S. to market and sell these product candidates. Our failure to obtain marketing approval for our product candidates for commercially viable indications, or at all, would substantially harm our business, prospects, financial condition and results of operations.
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

Moreover, if our product candidates are associated with undesirable side effects in nonclinical studies or clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify or terminate our study plans based on findings in our nonclinical studies or clinical trials. AEs that we may observe in our ongoing and future nonclinical studies and clinical trials of our product candidates could require us to delay, modify or abandon our development plans for the affected product candidate or other product candidates that share properties of the affected product candidate. Many product candidates that initially show promise in early-stage testing may later be found to cause side effects that prevent further development. As we work to advance existing product candidates and to identify new product candidates, we cannot be certain that later testing or trials of product candidates that initially showed promise in early testing will not be found to cause similar or different unacceptable side effects that prevent their further development.
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
Additionally, if any of our product candidates receives marketing approval, the FDA could impose a boxed warning in the labeling of our product and could require us to adopt a risk evaluation and mitigation strategy (“REMS”), and could apply elements to assure safe use to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidates once approved, several potentially significant negative consequences could result, including:
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
From time to time, we have and may in the future publish or report preliminary, interim or topline data from our clinical trials, such as the release of our topline results from PROPEL 3, our Phase 3 study of oral infigratinib in children with achondroplasia. Preliminary, interim or topline data from clinical trials may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trial, and favorable data from interim analysis do not ensure the final results of a trial will be favorable. Preliminary, interim or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary, interim or topline data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. Material adverse changes between preliminary, interim or topline data and final data could significantly harm our business, financial condition, results of operations and prospects.
Risks Related to Regulatory Review and Approval of our Product Candidates
Although we have obtained marketing authorization for Attruby, we have multiple product candidates in our development pipeline that are still in nonclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our pipeline product candidates will receive regulatory approval, which is necessary before they can be commercialized.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete nonclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates.
Our product candidates require additional development; management of nonclinical, clinical and manufacturing activities; and regulatory approval. In addition, we will need to obtain adequate manufacturing supply; complete the build-out of a commercial organization; commence product candidate-specific marketing efforts; and obtain reimbursement before we generate any significant revenue from commercial product sales from such product candidates, if ever. Some of our product candidates are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we are not able to successfully commercialize an approved drug or if we do not receive additional regulatory approvals for our product candidates, we and our subsidiaries may not be able to continue operations, which may result in us winding down and dissolving the subsidiary, selling or out-licensing the technology or pursuing an alternative strategy.

If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates that we may identify and develop, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. In addition, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. It is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. Although Attruby and Beyonttra received regulatory approval for commercial sale in the U.S., EU, UK, Brazil, Australia and Japan, we cannot be certain that any of our product candidates will receive regulatory approval or if approved, will be successfully commercialized.
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
•the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those that we currently anticipate;
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
Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies, and clinical trials that the applicable product candidate is both safe and effective for use in each target indication, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure, and potent for use in its targeted indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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
We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Success in clinical trials in a particular indication does not ensure that a product candidate will be successful in other indications. Similarly, approval of a product candidate in a particular indication does not ensure that the product candidate will be successful in other indications. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
We conduct clinical trials for product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have conducted and plan to conduct clinical trials outside the U.S., including in Europe. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the U.S. or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
Even if we obtain FDA approval for any of our current pipeline product candidates in the U.S., we may never obtain approval to commercialize any of these product candidates outside of the U.S., which would limit our ability to realize their full market potential.
In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products, once approved is also subject to approval.

Seeking and maintaining foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. While we previously had two products approved for sale in the U.S., we only have one product approved for sale in international markets, and we have only limited experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of any approved products will be harmed.
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
The Consolidated Appropriations Act of 2026 reauthorized the FDA’s authority to award priority review vouchers to sponsors of new products intended to treat rare pediatric diseases through September 30, 2029. Under current law, after September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers, although the FDA’s authority to do so could be extended by Congress in the future. Accordingly, there is no guarantee that we will be granted PRVs for any of our existing or future product candidates.
Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
We may seek approval of our product candidates using the FDA’s accelerated approval pathway. This pathway may not lead to a faster development, regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Furthermore, under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products under consideration for accelerated approval, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials prior to dissemination or publication, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development or regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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
We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from nonclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates and therapeutics themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.
If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product.
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
•delays caused by supply issues may harm our reputation; and
•our ability to initiate and conduct our nonclinical studies and clinical trials for our product candidates, and otherwise progress our business could be materially and adversely impacted if our single-source suppliers upon which we rely were to experience any significant business challenges, disruption or failures due to issues such as financial difficulties or bankruptcy, issues relating to regulatory or quality compliance, or other legal or reputational issues.
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
If we enter into R&D collaborations during the early phases of product development, success will in part depend on the performance of research collaborators. We will not directly control the amount or timing of resources devoted by research collaborators to activities related to product candidates. Research collaborators may not commit sufficient resources to our R&D programs. If any research collaborator fails to commit sufficient resources, the nonclinical or clinical development programs related to the collaboration could be delayed or terminated. Also, collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to collaborators or to observe other obligations in agreements with them, the collaborators may have the right to terminate or stop performance of those agreements.
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

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and nonclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.
We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct some aspects of research and nonclinical testing and clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. If we need to enter into alternative arrangements, it will delay our product development activities.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action.
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
Similarly, the EMA conducts the scientific evaluation of marketing authorization applications for gene therapies in the European Union and the EMA or other relevant authorities may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.
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
Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.
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

With the change in the U.S. Presidential Administration in 2025, there continues to be substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the current administration or otherwise, there could be a material adverse effect on us and our business.
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
As of September 30, 2026, we had 1,081 full-time employees and 4 part-time employees. While we believe our structure enables us to reduce certain infrastructure costs, the small size of our central team, consisting of employees engaged in providing administrative, research and development and other services across our entire organization, may cause us to be unable to devote adequate personnel, time and resources to support the operations of all of our subsidiaries, including their research and development activities, employee recruiting and retention efforts and the management of financial and accounting and reporting matters. From time to time, members of our central team may not have access to adequate information regarding aspects of the business and operations of our subsidiaries to sufficiently manage these affairs. Additionally, because our dedicated subsidiary-level employees and management are primarily incentivized at the subsidiary level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our central team fails to provide adequate administrative, research and development or other services across our entire organization, or our subsidiary-level employees and management do not perform in a manner that aligns with the interests of our entire organization, our business, financial condition and results of operations could be harmed.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of September 30, 2026, we had 1,081 full-time employees and 4 part-time employees across all of our affiliates and controlled entities. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time toward managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the commercialization of our product candidates, if approved, and development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, pursuant to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”) provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, or adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC.
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

In addition, any further deterioration in macroeconomic conditions or the financial services industry could lead to losses or defaults by our collaboration partners, suppliers or other parties with whom we do business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any bankruptcy or insolvency of a collaboration partner, supplier or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant business relationships, could result in material losses to us and may have a material adverse impact on our business.
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

We are not profitable and have incurred losses since our inception in April 2015. For the three and nine months ended September 30, 2026, we incurred net losses of $60.5 million and $382.9 million, respectively. For the three and nine months ended September 30, 2025, we incurred net losses of $184.9 million and $538.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $4.2 billion. In November 2024, Attruby was approved for commercial sale in the U.S. and in February 2025, Beyonttra was approved for commercial sale in the European Union. In addition, we previously had two products approved for commercial sale, NULIBRY and TRUSELTIQTM, but did not generate any significant revenues from product sales, and have until recently financed operations solely through the sale of equity securities, debt financings, royalty monetization, and the sale of certain assets. We continue to incur significant research and development (“R&D”), costs for the commercialization of Attruby and Beyonttra, and other expenses related to ongoing operations and expect to incur losses for the foreseeable future. In addition, we believe that potential delays in our ongoing and planned clinical trials and adjustments to certain of our study procedures for various reasons, such as challenges in enrollment, additional requirements imposed by regulatory authorities or investigative sites, or supply chain issues, could increase our expenditures or draw out our expenditures over a longer period of time than originally estimated. Additionally, changes to our selection of CROs for non-clinical laboratory activities and engagement with CMOs, to mitigate any potential impacts to our supply chain may increase our expenditures relative to initial expectations. We anticipate these losses will increase substantially in future periods.
Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue from our product candidates or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA, or comparable foreign regulatory authorities, to conduct nonclinical studies or clinical trials in addition to those that we currently anticipate or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates, that we may identify. We anticipate incurring significant costs associated with commercializing any future product candidates, if approved, and ongoing compliance efforts.
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
Developing and commercializing biopharmaceutical products is expensive and time-consuming, and we may require substantial additional capital to conduct research, nonclinical testing and human studies, may establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support our existing programs and pursue potential additional programs. We are also responsible for the payments to third parties of expenses that may include milestone payments, license maintenance fees and royalties, including in the case of certain of our agreements with academic institutions or other companies from whom intellectual property rights underlying their respective programs have been in-licensed or acquired. Because the outcome of any nonclinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of any future product candidates we may identify.

As of September 30, 2026, we had working capital of $1.1 billion, of which cash, cash equivalents and marketable securities amounted to $1.5 billion. We expect that our cash and cash equivalents, and marketable securities, and proceeds from Attruby product revenue will be sufficient to fund our operations through at least the next 12 months from the date of filing of this report. However, our operating plan may change as a result of many factors currently unknown to us, including our need for, and ability to raise, capital to support our research, development and commercialization plans, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as royalty monetization, strategic collaborations or license and development agreements. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
•the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner, for the ongoing and planned clinical trials set forth above, and potential future clinical trials;
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
As of September 30, 2026, we and our subsidiaries had total consolidated indebtedness of $2.5 billion related to the Notes and deferred royalty obligations of $920.1 million. The Notes include $550.0 million of indebtedness outstanding under our unsecured 2.50% Convertible Senior Notes due 2027 (the “2027 Notes”), $747.5 million of indebtedness outstanding under our 2.25% Convertible Senior Notes due 2029 (the “2029 Notes”), $575.0 million of indebtedness outstanding under our 1.75% Convertible Senior Notes due 2031 (the “2031 Notes”) and $632.5 million of indebtedness outstanding under our 0.75% Convertible Senior Notes due 2033 (the “2033 Notes”). Subject to the limitations in the terms of our existing and future indebtedness, we and our subsidiaries may incur additional indebtedness, secure existing or future indebtedness, or refinance our indebtedness. We may be required to use a substantial portion of our cash to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Refer to the Risk Factor below in this Item 1A for further discussion related to our royalty monetization arrangements.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we may satisfy our conversion obligation, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock (other than paying cash in lieu of delivering any fractional share). To the extent we elect to settle any conversion in cash or in a combination of cash and shares, the cash portion of such settlement could reduce our liquidity. For example, the 2027 Notes and 2031 Notes are convertible for a limited period starting on October 1, 2026 and will remain convertible until December 31, 2026 because an early conversion condition based on the trading price of BridgeBio’s common stock was satisfied. Separately, on or after December 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2027 Notes at any time.
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
In May 2026, we entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC and Leerink Partners LLC, which provides for the offer and sale of up to $500.0 million of our common stock in an “at-the-market” offering program. Sales under any equity distribution agreements or “at-the-market” offering arrangements, including those we may enter into in the future, could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other securities, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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
In addition, if one of our subsidiaries raises funds through the issuance of equity securities to third parties, our equity interests in such subsidiary could be substantially diminished. If one of our subsidiaries raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our intellectual property rights, technologies or product candidates, or grant licenses on terms that are not favorable to us.
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
The Preferred Stock may initially be converted at any time at the option of the respective holders into an aggregate of 6,777,704 shares of our common stock. Any conversion of the Preferred Stock may significantly dilute the holders of our common stock. Unless we obtain stockholder approval in accordance with the listing requirements of Nasdaq, the maximum number of shares of common stock into which the Preferred Stock may be converted will be limited such that, upon any conversion of Preferred Stock, the number of shares of our common stock being issued upon conversion will not cause the holder thereof, when taken together with all other shares of our common stock beneficially owned by such holder at the time of conversion, to beneficially own shares of our common stock exceeding 19.9% of the total voting power of our common stock (on an as-converted basis). We are obligated under the Investment Agreement to seek stockholder approval to have such restriction removed. The conversion price of the Preferred Stock is initially $137.79 per share and will increase to $153.10 per share on and after the fifth anniversary of the original issuance date, and is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. In addition, we may require conversion of all outstanding shares of Preferred Stock on or after the third anniversary of the original issuance date if specified trading price and liquidity conditions are satisfied.
For additional details about the Preferred Stock, refer to Note 13 to our condensed consolidated financial statements.
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
In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, our acquisition in January 2021 of all of the outstanding shares of common stock of Eidos that were not previously owned by us or our subsidiaries (the “Eidos Merger”) resulted in a reduction of our cash and dilutive issuances of our equity securities to the former Eidos stockholders. Any similar transactions in the future that require us to provide cash or stock consideration could harm our financial condition and negatively impact our existing stockholders.
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
•adverse results or delays in our clinical trials, particularly those of our late-stage product candidates, or nonclinical studies;
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
•changes in laws or regulations applicable to our current and future products or product candidates;

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
•general economic and market conditions, including inflationary pressures and stock market volatility; and
•continued increases in interest rates that increase the cost of our existing indebtedness and any potential new indebtedness.
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
Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales of a substantial number of shares of our common stock underlying the resale registration statements on Form S-3/ASR filed on November 2, 2023 and July 24, 2026 in the public market by the selling stockholders named in these registration statements, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business. We may also file registration statements in the future that register a substantial number of shares of our common stock where if any additional shares are sold pursuant to these registration statements, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation and equity inducement plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. In addition, certain of our directors, executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
Based upon our common stock outstanding as of September 30, 2026, our beneficial stockholders, directors, and executive officers beneficially own 40.9% of our outstanding common stock. These stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In turn, this may have an adverse effect on the market price of our common stock. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In certain circumstances, these stockholders’ interests as stockholders may differ or even conflict with the interests of our other stockholders.
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
We have never paid and do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never paid cash dividends on any of our common stock and do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends on our common stock, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.
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
We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from U.S. federal elections, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in April 2025, the U.S. imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, the current administration has imposed new historically elevated tariffs under different authorities, which remain subject to ongoing legal challenge, and has active investigations that may result in tariffs on certain countries or products. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the U.S. and the various countries remains unclear. Moreover, starting in mid-2026, the U.S. has imposed special tariffs on certain imported pharmaceutical products, encompassing some of our products, ranging from 10% to 100% depending on the exporting country and the importing company. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities
Except as previously disclosed in our Current Report on Form 8-K filed on July 2, 2026, we did not make any unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.
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
The table below sets forth information regarding repurchases during the period covered by this Quarterly Report on Form 10-Q:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1–July 31, 2026	—	—	—	$372,514
August 1–August 31, 2026	—	—	—	$372,514
September 1–September 30, 2026	712,165	$66.68	712,165	$325,025
Total	712,165	$66.68	712,165	$325,025
(1)Excludes commissions and transaction costs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)Information Required to be Reported on Form 8-K
None.
(b)Material Changes to Nomination Procedures
None.

(c)Director and Officer Trading Plans and Arrangements
On September 4, 2026, Charles Homcy, our Chairman of Pharmaceuticals and Lead Director on our Board of Directors, adopted a trading plan (the “Homcy Trading Plan”) intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Homcy Trading Plan provides for the potential sale of an aggregate of 120,000 shares of our common stock underlying the stock options held by Dr. Homcy. Dr. Homcy is not permitted to transfer, sell or otherwise dispose of any shares under the Homcy Trading Plan until the Earliest Sell Date, which is the later of (i) the 91st day after the adoption date of the Homcy Trading Plan; or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the Homcy Trading Plan is adopted; or (b) the 121st day after the adoption date. The Homcy Trading Plan is expected to remain in effect until the earlier of (a) September 4, 2027; (b) the first date on which all trades have been executed or all trading orders relating to such trades set forth in Addendum A to the Homcy Trading Plan have expired; (c) as soon as practicable following the date on which Dr. Homcy gives written notice to Morgan Stanley Smith Barney LLC (“MSSB”) to terminate the Homcy Trading Plan; (d) as soon as practicable following the date on which MSSB receives written notice of a termination of an additional contract, instruction or plan that is being treated as a single “plan” with the Homcy Trading Plan (or MSSB receives written notice of a modification of such additional contract, instruction or plan and the requirements for a modification of the Homcy Trading Plan are not or cannot be satisfied); (e) as soon as practicable following the date on which MSSB receives written notice of a legal, regulatory or contractual restriction applicable to the Company or to Dr. Homcy that would result in a modification or change to the amount, price or timing of the sale of shares under the Homcy Trading Plan but the requirements for a modification of the Homcy Trading Plan are not or cannot be satisfied; and (f) as soon as practicable following the date on which MSSB receives notice of certain events, including the public announcement of a tender or exchange offer with respect to the Company’s common stock or that the Company is the target of a merger, acquisition, reorganization, recapitalization or comparable transaction as a result of which the Company’s common stock will be converted into shares of another company, or the commencement of bankruptcy or insolvency proceeding with respect to the Company.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 5, 2020, by and among BridgeBio Pharma, Inc., Eidos Therapeutics, Inc., Globe Merger Sub I, Inc. and Globe Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to BridgeBio’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 6, 2020).	8-K	001-38959	2.01	January 26, 2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38959	3.1	July 3, 2019

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38959	3.1	June 23, 2025

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-4	333-249944	3.2	November 6, 2020

3.4	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of BridgeBio Pharma, Inc.	8-K	001-38959	3.1	July 2, 2026

4.1	Specimen Common Stock Certificate.	S-1	333-231759	4.1	June 24, 2019

4.2	Form of Registration Rights Agreement, dated June 26, 2019, among the Registrant and certain of its stockholders.	S-1	333-231759	4.3	June 24, 2019

4.3	Indenture, dated as of March 9, 2020, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	March 10, 2020

4.4	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.50% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.2	March 10, 2020

4.5	Indenture, dated as of January 28, 2021, by and between BridgeBio Pharma, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38959	4.1	January 29, 2021

4.6	Form of Global Note, representing BridgeBio Pharma, Inc.’s 2.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	January 29, 2021

4.7	Securities Purchase Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc., and the purchasers party thereto.	8-K	001-38959	10.1	September 25, 2023

4.8†	Registration Rights Agreement, dated September 25, 2023, by and among BridgeBio Pharma, Inc. and the purchasers party thereto.	8-K	001-38959	10.2	September 25, 2023

4.9	Indenture, dated as of February 28, 2025, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	February 28, 2025

4.10	Form of Global Note, representing BridgeBio Pharma, Inc.’s 1.75% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38959	4.2	February 28, 2025
4.11	Indenture, dated as of January 21, 2026, by and between BridgeBio Pharma, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38959	4.1	January 21, 2026

4.12	Form of Global Note, representing BridgeBio Pharma, Inc.’s 0.75% Convertible Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38959	4.1	January 21, 2026

4.13	Registration Rights Agreement, dated as of July 1, 2026, by and among BridgeBio Pharma, Inc. and the Purchasers identified therein.	8-K	001-38959	10.2	July 2, 2026

10.1†	Investment Agreement, dated as of July 1, 2026, by and among BridgeBio Pharma, Inc. and the Purchasers identified therein.	8-K	001-38959	10.1	July 2, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.3*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith
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

BridgeBio Pharma, Inc.

Date: October 29, 2026	By:	/s/ Neil Kumar
Neil Kumar, Ph.D.
Chief Executive Officer, Director
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Thomas Trimarchi
Thomas Trimarchi, Ph.D.
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2026	By:	/s/ Maricel M. Apuli
Maricel M. Apuli
Chief Accounting Officer
(Principal Accounting Officer)